Form 10-K
period 2020-12-31
VPC Impact Acquisition Holdings
filed 2021-03-31
CIK 1820302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39544

VPC IMPACT ACQUISITION HOLDINGS

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1550750
(State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

Victory Park Capital Advisors, LLC 150 North Riverside Plaza, Suite 5200 Chicago, IL	60606
(Address of Principal Executive Offices)	(Zip Code)

(312) 701-1777

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one Warrant to purchase one Class A ordinary share	VIHAU	The Nasdaq Stock Market LLC
Class A ordinary shares, $0.0001 par value per share	VIH	The Nasdaq Stock Market LLC
Warrants to purchase Class A ordinary shares	VIHAW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The registrant was not a public company at June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates at such date. The registrant’s units began trading on the Nasdaq Capital Market on September 23, 2020 and the registrant’s Class A ordinary shares began separate trading on the Nasdaq on November 13, 2020. The aggregate market value of the registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at December 31, 2020, computed by reference to the closing price for the Class A ordinary shares on such date, as reported on the Nasdaq, was $223,907,781.60.

As of March 29, 2021, there were 20,732,202 Class A ordinary shares, par value $0.0001, and 5,184,300 Class B ordinary shares, $0.0001 par value, issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this annual report on Form 10-K (this “Form 10-K”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

•	our ability to complete our initial business combination with Bakkt Holdings, LLC, or any other initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination, including the PIPE Investment (as such term is defined below);

•	our pool of prospective target businesses;

•

the adverse impacts of the COVID-19 outbreak and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) on our ability to consummate an initial business combination or on the restaurant and hospitality related sectors;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.

The forward-looking statements contained in this Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this Form 10-K entitled “Risk Factors” including in our proxy statement/prospectus to be included in a Registration Statement on Form S-4 that we will file with the SEC relating to our proposed business combination with Bakkt Holdings, LLC (the “Bakkt Disclosure Statement”). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

References in this report to “we,” “us” or the “Company” refer to VPC Impact Acquisition Holdings. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to VPC Impact Acquisition Holdings Sponsor, LLC.

Item 1. Business.

Introduction

VPC Impact Acquisition Holdings (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on July 31, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (a “Business Combination”).

The Company’s sponsor is affiliated with Victory Park Capital Advisors, LLC (“VPC”), a registered investment advisor with the SEC founded in 2007. VPC’s institutional investor base is diversified geographically and includes sovereign wealth funds, insurance companies, financial institutions, foundations, endowments and family offices for which it has invested approximately $6.0 billion in over 115 transactions across North America, Europe, Latin America, Africa, Southeast Asia and Oceania. As part of those investments, VPC has provided financing to financial technology or financial services (collectively “Fintech”) businesses backed by some of the world’s leading venture capital firms and has a long track record of executing debt and equity financing transactions with some of the largest global Fintech companies, including with Square (U.S. NYSE:SQ), iZettle (Sweden, acquired by PayPal in 2018), Zip Co (Australia ASX:Z1P), Funding Circle (UK LSE:FCH), Kabbage (US), Dave (US), Avant (US), Fundbox (US), Konfio (Mexico), and WeFox (Germany). VPC’s investments have enabled portfolio companies to scale quickly and capture leading market positions. These representative transactions demonstrate VPC’s ability to identify early-stage Fintech companies with strong long-term growth prospects. VPC’s Fintech investment history and robust network of industry relationships furnish the firm with a detailed understanding of the long-term capital needs of the highest growth Fintech businesses globally.

On September 25, 2020 we consummated a $200,000,000 initial public offering (the “Public Offering”) consisting of $10.00 per unit (“Unit”). Each Unit consists of one Class A ordinary shares, $0.0001 par value (the “Class A ordinary shares”) and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A common share at a price of $11.50 per share. Simultaneously, with the closing of the Public Offering, the Company consummated a $6,000,000 private placement (the “Private Placement”) of an aggregate of 6,000,000 warrants (“Sponsor Warrants”) at a price of $1.00 per warrant. The Sponsor Warrants are identical to the Public Warrants sold as part of the Units in the Public Offering except that, so long as they are held by the Sponsor or its permitted transferees, (i) they are not redeemable by us, (ii) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of the Company’s initial Business Combination and (iii) they may be exercised by the holders on a cashless basis.

Prior to the Public Offering, on August 3, 2020, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of the Company’s offering and formation costs in exchange for 5,750,000 Class B ordinary shares, par value $0.0001 per share (the “founder shares”). In September 2020, the Sponsor transferred an aggregate of 60,000 founder shares to members of the Company’s board of directors, resulting in the Sponsor holding 5,690,000 founder shares. The number of founder shares outstanding was determined based on the expectation that the total size of the Company’s initial public offering would be a maximum of 23,000,000 units if the underwriters’ over-allotment option was exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after the Public Offering. Up to 750,000 of the founder shares were subject to forfeiture for no consideration depending on the extent to which the underwriters’ over-allotment was exercised. In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option on October 1, 2020, 565,700 founder shares were forfeited and 184,300 founder shares are no longer subject to forfeiture resulting in an aggregate of 5,184,300 Founder Shares outstanding at December 31, 2020.

Upon the closing of the Public Offering and Private Placement, $200,000,000 from the net proceeds of the sale of the Units in the Public Offering and the Private Placement (including $7,000,000 of deferred underwriting commissions) was placed in a U.S.-based trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). The Company’s second amended and restated certificate of memorandum and articles of association provide that, other than the withdrawal of interest to pay tax obligations, none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the Business Combination; (ii) the redemption of any Class A ordinary shares included in the Units being sold in the Public Offering (“Public Shares”) properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete the Business Combination by September 25, 2022 (within 24 months from the closing of the Public Offering); or (iii) the redemption of the Public Shares if the Company is unable to complete the Business Combination by September 25, 2022, subject to applicable law. The proceeds held in the Trust Account can only be invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. As of December 31, 2020, we had a balance in cash and investments held in trust of $207,376,213. As of December 31, 2020, no funds had been withdrawn from the Trust Account.

The remaining $6,000,000 held outside of trust was used to pay underwriting commissions of $4,000,000 loans to the Sponsor, and deferred offering and formation costs. On September 29, 2020, the underwriters notified the Company of their intention to partially exercise their over-allotment option on October 1, 2020. As such, on October 1, 2020, the Company consummated the sale of an additional 737,202 Units, at $10.00 per Unit, and the sale of an additional 147,440 Sponsor Warrants, at $1.00 per Private Warrant, generating total gross proceeds of $7,519,460. Transaction costs amounted to $405,461, consisting of underwriting fees (including $258,021 of deferred fees). A total of $7,372,020 of the net proceeds was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $207,372,020.

Proposed Business Combination

On January 11, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Pylon Merger Company LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of VIH (“Merger Sub”), and Bakkt Holdings, LLC, a Delaware limited liability company (“Bakkt”). The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Merger Agreement, the “Proposed Transaction”):

(i) at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), in accordance with the Delaware Limited Liability Company Act, as amended (“DLLCA”), Merger Sub will merge (the “Merger”) with and into Bakkt, the separate corporate existence of Merger Sub will cease and Bakkt will be the surviving limited liability company, to be renamed Bakkt Opco Holdings, LLC (“Bakkt Opco”);

(ii) immediately prior to the closing of the PIPE Investment (as defined below) and the effective time of the Merger, in connection with the Domestication described below, VIH will be renamed “Bakkt Holdings, Inc.” (referred to hereinafter as “Bakkt Pubco”); and

(iii) as a result of the Merger, the aggregate consideration to be received in respect of the Merger by all of the Bakkt interest holders will be an aggregate of 208,200,000 common units of Bakkt Opco (“Bakkt Opco Units”) and 208,200,000 shares of class V common stock of Bakkt PubCo, which will be non-economic, voting shares of Bakkt Pubco.

The board of directors of the Company has unanimously (i) approved and declared advisable the Merger Agreement, the Proposed Transaction and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related matters by the shareholders of VIH.

Prior to the Closing, subject to the approval of our shareholders, and in accordance with the DGCL, Cayman Islands Companies Act (as revised) (the “CICA”) and our amended and restated memorandum and articles of association, we will effect a deregistration under the CICA and a domestication under Section 388 of the DGCL (by means of filing a certificate of domestication with the Secretary of State of Delaware), pursuant to which our jurisdiction of incorporation will be changed from the Cayman Islands to the State of Delaware (the “Domestication”) and be renamed “Bakkt Holdings, Inc.”

Upon the Closing, Bakkt Pubco will be organized in an “Up-C” structure in which substantially all of the assets and the business of Bakkt Pubco will be held by Bakkt Opco and its subsidiaries, and Bakkt Pubco’s only direct assets will consist of Bakkt Opco Units. Assuming no redemptions of public shares in connection with the Proposed Transaction, upon the Closing Bakkt Pubco is expected to own approximately 22% of Bakkt Opco Units and will be the managing member of Bakkt Opco. All remaining Bakkt Opco Units will be owned by the former equity owners of Bakkt (“Bakkt Equity Holders”).

On January 11, 2021, concurrently with the execution of the Merger Agreement, we entered into subscription agreements with certain investors (collectively, the “PIPE Investors” which include certain existing equity holders of the Company and Bakkt), pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 32,500,000 Bakkt Pubco Class A Shares for an aggregate purchase price equal to $325,000,000 (the “PIPE Investment”).

The consummation of the proposed business combination described herein is subject to certain conditions as further described in the Merger Agreement.

For more information about the Merger Agreement and the proposed business combination, see our Current Report on Form 8-K filed with the SEC on January 11, 2021 (File No. 001-39544) and the Bakkt Disclosure Statement that we will file with the SEC. Unless specifically stated, this Annual Report does not give effect to the Proposed Transaction and does not contain the risks associated with the Proposed

Transaction. Such risks and effects relating to the Proposed Transaction will be included in the Bakkt Disclosure Statement.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. In particular, certain of our officers and directors are actively engaged in VPC Acquisition Holdings II (“VPC II”) and VPC Acquisition Holdings III, Inc. (“VPC III”), both special purpose acquisition companies that each completed their initial public offering on March 9, 2021, respectively, and will continue to serve as officers and directors of VPC II and VPC III until their initial business combinations are completed. VPC II and VPC III, like us, may pursue initial business combination targets in any business or industry and is expected to have a similar window as us in which it may complete its initial business combination. Any such companies, businesses or investments, including VPC II and VPC III, may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination, including the Proposed Transaction, using cash held in the trust account, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination, including the Proposed Transaction, is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

Selection of a target business and structuring of our initial business combination

While we may pursue an initial business combination target in any industry or sector, we intend to focus on high-growth businesses in the Fintech industry with an enterprise value of approximately $800 million to $2.0 billion. Our amended and restated memorandum and articles of association (our “amended and restated memorandum and articles of association”) prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations.

The rules of Nasdaq require that we must consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement, including the Merger Agreement, in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination and has made such determination in connection with Proposed Transaction. If our board of directors is not able to independently determine the fair market value of our initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. In addition, pursuant to Nasdaq rules, any intial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, as is the case with the Proposed Transaction. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, as is expected if the Proposed Transaction is consummated, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target, as we have agreed to do pursuant to the Merger Agreement. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination, as is expected if the Proposed Transaction is consummated. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

In evaluating prospective business combinations, we expect to conduct a due diligence review process that will encompass, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate. We conducted such a review process in connection with the Proposed Transaction.

The total time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with the Sponsor or our officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with the Sponsor, our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. We do not anticipate needing to obtain such an opinion in connection with the Proposed Transaction.

Redemption rights for holders of public shares upon consummation of the initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination, including the Proposed Transaction at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is approximately $10.00 per public share as of December 31, 2020. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The Sponsor, our officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and Class A ordinary shares underlying the private placement warrants (the “private placement shares”) and any public shares held by them in connection with the completion of our initial business combination, including the Proposed Transaction.

Conduct of redemptions pursuant to tender offer rules

If we conduct redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), we will, pursuant to our amended and restated memorandum and articles of association: (a) conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and (b) file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies. We do not currently plan to conduct redemptions for the Proposed Transaction pursuant to tender offer rules.

Submission of our initial business combination to a shareholder vote

In the event that we seek shareholder approval of our initial business combination, as we expect to do in connection with the Proposed Transaction, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the business combination.

If we seek shareholder approval, as we expect to do in connection with the Proposed Transaction, we will complete our initial business combination only if a majority of the outstanding ordinary shares are voted in favor of such transaction. In such case, our initial shareholders have agreed to vote their founder shares, private placement shares and any public shares purchased during or after the initial public offering, in favor of our initial business combination. Each public shareholder may elect to redeem its public shares irrespective of whether they vote for or against such initial business combination, including the Proposed Transation transaction. In addition, our initial shareholders have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares they may hold in connection with the consummation of the initial business combination.

If we seek shareholder approval of our initial business combination, as we expect to do in connection with the Proposed Transaction, and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. There is no limit on the number of our securities our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material non-public information), our initial shareholders, directors, officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds held in the trust account will be used to purchase shares or public warrants in such transactions. If they engage in any such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Our Sponsor, directors, officers, advisors or any of their affiliates will not make any purchases if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination, including the Proposed Transaction, and thereby increase the likelihood of obtaining shareholder approval of the initial business combination, including the Proposed Transaction or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, including the Proposed Transaction, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination, including the Proposed Transaction. Any such purchases of our securities may result in the completion of our initial business combination, including the Proposed Transaction, that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated memorandum and articles of association provides that we will have until twenty-four (24) months from the closing of our initial public offering, or September 25, 2022, to complete our initial business combination. If we are unable to complete our initial business combination by September 25, 2022, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by September 25, 2022.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination, including the Proposed Transaction, and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have three officers: John Martin, Gordon Watson and Olibia Stamatoglou. Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association. These individuals are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination, as is currently the case, and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The SEC maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at www.sec.gov. In addition, the Company will provide copies of these documents without charge upon request from us in writing at 150 North Riverside Plaza, Suite 5200, Chicago, IL or by telephone at (312) 701-1777.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Form 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. When available, the preliminary proxy statement/prospectus included in the registration statement and the amendments thereto and the definitive proxy statement/prospectus and other documents filed or to be filed by the Company in connection with the Proposed Transaction, will contain risk factors related to Bakkt, VIH and the Proposed Transaction.

Risk Factor Summary

•	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination, including the Proposed Transaction, even though a majority of our public shareholders do not support such a combination.

•

Your only opportunity to affect the investment decision regarding a potential business combination, including the Proposed Transsaction, may be limited to the exercise of your right to redeem your shares from us for cash.

•

If we seek shareholder approval of our initial business combination, as we expect to do in connection with the Proposed Transaction, our initial shareholders and management team have agreed to vote in favor of such initial business combination, including the Proposed Transaction, regardless of how our public shareholders vote.

•

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•

The requirement that we complete our initial business combination by September 25, 2022 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

•

Our search for a business combination, and any target business with which we ultimately consummate a business combination, including Bakkt, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.

•

We may not be able to complete our initial business combination by September 25, 2022, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

•

If we seek shareholder approval of our initial business combination, as we expect to do in connection with the Proposed Transaction, our sponsor, initial shareholders, directors, executive officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination, including the Proposed Transaction, and reduce the public “float” of our Class A ordinary shares.

•

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, including the Proposed Transaction, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete the Proposed Transaction or another initial business combination. If we are unable to complete the Proposed Transaction or another initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

•

If the net proceeds of the initial public offering not being held in the trust account are insufficient to allow us to operate for at least until September 25, 2022, it could limit the amount available to fund our search for a target business or businesses and complete the Proposed Transaction or another initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete the Proposed Transaction or another initial business combination.

•	Past performance by our management team and their affiliates may not be indicative of future performance of an investment in us.

•

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

•	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•

Unlike some other similarly structured special purpose acquisition companies, our initial shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination

Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may choose not to hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements. In such case, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, as we currently expect to do in connection with the Proposed Transaction, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination, including the Proposed Transaction, even if a majority of our public shareholders do not approve of the business combination we complete.

Your only opportunity to effect the investment decision regarding a potential business combination, including the Proposed Transaction, may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote, as we currently expect to do in connection with the Proposed Transaction. Accordingly, your only opportunity to effect the investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, as we expect to do in connection with the Proposed Transaction, our initial shareholders and management team have agreed to vote in favor of such initial business combination, including the Proposed Transaction, regardless of how our public shareholders vote.

Our initial shareholders currently own 20% of our issued and outstanding ordinary shares. Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination, including the Proposed Transaction. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval of an initial business combination, as we expect to do in connection with the Proposed Transaction, such initial business combination, including the Proposed Transaction, will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, including the founder shares. As a result, in addition to our initial shareholders’ founder shares, we would need 7,773,952, or 37.5%, of the public shares sold in the initial public offering to be voted in favor of an initial business combination, including the Proposed Transaction, in order to have such initial business combination approved (assuming all outstanding shares are voted). Accordingly, if we seek shareholder approval of our initial business combination, as we expect to do in connection with the Proposed Transaction, the agreement by our initial shareholders and management team to vote in favor of such initial business combination will increase the likelihood that we will receive an ordinary rsolution, being the requisite shareholder approval for such initial business combination, including the Proposed Transaction.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. The Proposed Transaction is conditioned on the post-business combination entity have at least $425,000,000 of available cash after deducting the amount required to satisfy redemptions of our Class A ordinary shares, if any (but prior to payment of (a) deferred underwriting commissions and (b) our or our affiliates’ transaction expenses), (y) outside of the Trust Account, and (z) from the gross proceeds of the PIPE Investment. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a minimum cash condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not, and at the time we entered into the Merger Agreement, we did not, know how many shareholders may exercise their redemption rights, and therefore will need to, and did, structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or, like the Merger Agreement, requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing, including the PIPE Investment, may involve dilutive equity issuances, such as the PIPE Investment, or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination. In addition, the amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination, including the Proposed Transaction. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or, like the Merger Agreement, requires us to have a minimum amount of cash at closing, the probability that our initial business combination, including the Proposed Transaction, would be unsuccessful is increased. If the Proposed Transaction or another initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination by September 25, 2022 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by September 25, 2022. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business, including Bakkt, with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets, as well as protectionist legislation in our target markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 outbreak has and a significant outbreak of other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of Bakkt, or any other potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination, including the Proposed Transaction, if continued concerns relating to COVID-19 continues to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction, including the Proposed Transaction, in a timely manner. In addition, countries or supranational organizations in our target markets may develop and implement legislation that makes it more difficult or impossible for entities outside such countries or target markets to acquire or otherwise invest in companies or businesses deemed essential or otherwise vital. The extent to which COVID-19 impacts our search and ability to consummate a business combination, including the Proposed Transaction, will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, and result in protectionist sentiments and legislation in our target markets, our ability to consummate a business combination, including the Proposed Transaction, or the operations of Bakkt or another target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction, including the Proposed Transaction, may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to complete our initial business combination by September 25, 2022, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination by September 25, 2022. Our ability to complete the Proposed Transaction or another initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete the Proposed Transaction or another initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Furthermore, we may be unable to complete the Proposed Transaction or another initial business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s, including Bakkt’s, personnel, vendors and servicing providers are unavailable to negotiate and consummate a transaction, including the Proposed Transaction, in a timely manner. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxed payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in ethe case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

If we seek shareholder approval of our initial business combination, as we expect to do in connection with the Proposed Transaction, our sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination, including the Proposed Transaction, and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination, as we expect to do in connection with the Proposed Transaction, and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of such initial business combination, although they are under no obligation to do so. There is no limit on the number of shares our initial shareholders, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the Nasdaq rules. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions. Such purchases may include a contractual acknowledgment that such shareholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our sponsor, initial shareholders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such purchases of shares could be to vote such shares in favor of the Proposed Transaction or such other business combination, and thereby increase the likelihood of obtaining shareholder approval of the Proposed Transaction or such other business combination or to satisfy a closing condition in an agreement with a target, such as Bakkt, that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with the Proposed Transaction or such other initial business combination. Any such purchases of our securities may result in the completion of the Proposed Transaction or such other initial business combination that may not otherwise have been possible. We expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, including the Proposed Transaction, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination, including the Proposed Transaction. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with the Proposed Transaction or another initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, as we expect to distribute in connection with the Proposed Transaction, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, as we expect to do in connection with the Proposed Transaction, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete the Proposed Transaction or another initial business combination. If we are unable to complete the Proposed Transaction or another initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses, including Bakkt, we could potentially acquire with the net proceeds of the initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination, including the Proposed Transaction, in conjunction with a shareholder vote or via a tender offer. Target companies, such as Bakkt, will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete the Proposed Transaction or another initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

If the net proceeds of the initial public offering not being held in the trust account are insufficient to allow us to operate for at least until September 25, 2022, it could limit the amount available to fund our search for a target business or businesses and complete the Proposed Transaction or another initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of the initial public offering, only approximately $1,000,000 were available to us initially outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account are sufficient to allow us to operate for at least until September 25, 2022; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so and have not done so in connection with the Proposed Transaction. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

Prior to the completion of our initial business combination, including the Proposed Transaction, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to complete the Proposed Transaction or another initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we seek to have all vendors, service providers, prospective target businesses and other entities (except for our Independent Registered Public Accounting Firm) with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the Company under the circumstances. WithumSmith+Brown, PC, our independent registered independent public accounting firm, and the underwriters of our initial public offering will not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete the Proposed Transaction or another initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with such initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to the registration statement of which this Annual Report on Form 10-K forms a part, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of the initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the Proposed Transaction or another initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete the Proposed Transaction or another initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance, if for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.00 per share.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, by paying public shareholders from the Trust Account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy petition or insolvency or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•

restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination, including the Proposed Transaction. In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our securities are not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination, including the Proposed Transaction; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 25, 2022; or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, or (iii) absent an initial business combination by September 25, 2022, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete the Proposed Transaction or another initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete the Proposed Transaction or another initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete the Proposed Transaction or another initial business combination, and results of operations.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of $18,293 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Law for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors until after the consummation of our initial business combination, including the Proposed Transaction.

Because we are not limited to evaluating a target business in a particular industry sector, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify and acquire a business or businesses that can benefit from our management team’s established global relationships and operating experience. In particular, we currently expect to complete the Proposed Transaction with Bakkt. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors, including the consumer brands sectors. Our amended and restated memorandum and articles of association prohibits us from effectuating a business combination with another blank check company or similar company with nominal operations. To the extent we complete the Proposed Transaction or another initial business combination, we may be affected by numerous risks inherent in the business operations or Bakkt or another target with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, and have done so in connection with the Proposed Transaction, we cannot assure you that we have or will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact Bakkt or another target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in Bakkt or another business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy materials or tender offer documents, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We have and will consider business combinations outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, and it has endeavored to do so in connection with the Proposed Transaction, we cannot assure you that we have or will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors in our securities than a direct investment, if an opportunity were available, in Baakt or another business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained herein regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following the Proposed Transaction or another initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We are not required to obtain an opinion from an independent investment banking firm or from a valuation or appraisal firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm which is a member of FINRA or from a valuation or appraisal firm that the price we are paying is fair to our shareholders from a financial point of view. We do not expect to obtain such an opinion in connection with the Proposed Transaction. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to the Proposed Transaction or any other initial business combination.

We may issue additional Class A ordinary shares or shares of preferred shares to complete our initial business combination, including the Proposed Transaction or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of the Proposed Transaction or other initial business combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preferred shares, par value $0.0001 per share. As of March 29, 2021 there are 179,267,798 and 14,815,700 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of the Proposed Transaction or another initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to such initial business combination. Currently, there are no preferred shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preferred shares to complete the Proposed Transaction or another initial business combination or under an employee incentive plan after completion of the Proposed Transaction or such other initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of the Proposed Transaction or other initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated memorandum and articles of association provides, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preferred shares:

•	may significantly dilute the equity interest of investors in the initial public offering;

•	may subordinate the rights of holders of Class A ordinary shares if preferred shares are issued with rights senior to those afforded our Class A ordinary shares;

•

could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants.

Resources could be wasted in researching business combinations, such as the Proposed Transaction, that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete the Proposed Transaction or another initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete the Proposed Transaction or another specific initial business combination, the costs incurred up to that point for such transaction likely would not be recoverable. We may fail to complete the Proposed Transaction for any number of reasons including those beyond our control. Furthermore, if we reach an agreement relating to a different specific target business, we may fail to complete our initial business combination with that businessfor any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete the Proposed Transaction or another initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of this prospectus captioned “Taxation—United States Federal Income Tax Considerations—U.S. Holders”) of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception see the section of this report captioned “Taxation—United States Federal Income Tax Considerations—U.S. Holders—Passive Foreign Investment Company Rules”). Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules. For a more detailed explanation of the tax consequences of PFIC classification to U.S. Holders, see the section of this report captioned “Taxation—United States Federal Income Tax Considerations—U.S. Holders—Passive Foreign Investment Company Rules.”

An investment in our securities may result in uncertain U.S. federal income tax consequences.

An investment in our securities may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to our units, the allocation an investor makes with respect to the purchase price of a unit between the Class A ordinary shares and the one-half of a warrant to purchase one Class A ordinary share included in each unit could be challenged by the IRS or courts. In addition, the U.S. federal income tax consequences of a cashless exercise of warrants included in our units is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our ordinary shares suspend the running of a U.S. Holder’s (as defined in section titled “Taxation—United States Federal Income Tax Consideration—U.S. Holders”) holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividend income” for U.S. federal income tax purposes. See the section titled “Taxation—United States Federal Income Tax Considerations” for a summary of the U.S. federal income tax considerations of an investment in our securities. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when acquiring, owning or disposing of our securities.

We may reincorporate in another jurisdiction, as we plan to do in connection with the Proposed Transaction, which may result in taxes imposed on shareholders.

We may, in connection with our initial business combination or otherwise and subject to requisite shareholder approval by special resolution under the Companies Law, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. We plan to reincorporate in Delaware in connection with the Proposed Transaction. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

After the Proposed Transaction or another initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after the Proposed Transaction or another initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could result in our inability to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies has increased substantially. A number of potential targets for special purpose acquisition companies have already been acquired, and there are still many special purpose acquisition companies pursuing an initial business combination. As a result, fewer attractive targets may be available to consummate an initial business combination. In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for targets may increase and, as a result, the terms of business combination transactions with available targets could become less favorable to us. Attractive transactions could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to us.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers, directors or existing holders. Bakkt is not affiliated with our sponsor, officers, directors or existing holders. Our directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Furthermore, we currently intend to complete the Proposed Transaction with Bakkt. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm regarding the fairness to our Company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our sponsor, officers and directors will lose their entire investment in us if the Proposed Transaction or another initial business combination is not completed (other than with respect to public shares they may acquire during or after the initial public offering), a conflict of interest may arise in determining whether a particular business combination target, including Bakkt, is appropriate for our initial business combination.

On August 3, 2020, our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering and formation costs in exchange for 5,750,000 founder shares. In September 2020, our sponsor transferred an aggregate of 60,000 founder shares to members of our board of directors, resulting in our sponsor holding 5,690,000 founder shares. Prior to the initial investment in the Company of $25,000 by the Sponsor, the Company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the Company by the number of founder shares issued. The number of founder shares issued was determined based on the expectation that the total size of our initial public offering would be a maximum of 23,000,000 units if the underwriters’ over-allotment option was exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after our initial public offering. Up to 750,000 of the founder shares were subject to surrender for no consideration depending on the extent to which the underwriters’ over-allotment was exercised. As a result of the underwriters’ election to partially exercise their over-allotment option and the forfeiture of the remaining over-allotment option, 565,700 founder shares were forfeited and 184,300 founder shares are no longer subject to forfeiture resulting in an aggregate of 5,184,300 founder shares outstanding at March 29, 2021. The founder shares will be worthless if we do not complete the Proposed Transaction or another initial business combination. In addition, our Sponsor purchased an aggregate of 6,147,550 private placement warrants, each exercisable for one Class A ordinary share at $11.50 per share, subject to adjustment as described herein, for an aggregate purchase price of $6,147,550, or $1.00 per warrant, that will also be worthless if we do not complete the Proposed Transaction or another initial business combination within the allocated time period. The personal and financial interests of our officers and directors may have influenced or may influence their motivation in identifying and selecting Bakkt, or another target business combination, completing the Proposed Transaction or another initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of the initial public offering nears, which is the deadline for our completion of an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete the Proposed Transaction or another business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete the Proposed Transaction or another initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after the Proposed Transaction or other initial business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the initial public offering and the private placement provided us with $200,113,999.30 that we may use to complete the Proposed Transaction or another initial business combination (after taking into account the $7,258,020.70 of deferred underwriting commissions being held in the trust account).

Although the Merger Agreement contemplates an initial business combination with a single target business, Bakkt, we may effectuate another initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate such other initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing the Proposed Transaction or another initial business combination with only Bakkt or another single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to the Proposed Transaction or other initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We are attempting to complete the Proposed Transaction with Bakkt, aprivate company, and if we do not complete the Proposed Transaction we may attempt to complete another initial business with a private company, about which little information is available, which may result in a business combination with Bakkt or another company that is not as profitable as we suspected, if at all.

We are attempting to complete the Proposed Transaction with Bakkt, a privately held company. In pursuing our business combination strategy if we do not completed the Proposed Transaction, we may seek to effectuate another initial business combination with a different privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with Bakkt or another company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, the Proposed Transaction does, and any other proposed initial business combination may, impose a minimum cash requirement for: (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete the Proposed Transaction or another initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of the Proposed Transaction (as we expect to do) or another initial business combination and do not conduct redemptions in connection with the Proposed Transaction our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the Proposed Transaction or such other proposed business combination exceed the aggregate amount of cash available to us, we will not complete the Proposed Transaction or other business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete the Proposed Transaction or another initial business combination that our shareholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require a special resolution under Cayman Islands law, being the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the Company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by September 25, 2022 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of not less than two-third of our ordinary shares who attend and vote at a general meeting of the Company (or 65% of our ordinary shares with respect to amendments to the trust agreement governing the release of funds from our Trust Account), which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, under Cayman Islands law being the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the Company and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by special resolution, under Cayman Islands law being the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the Company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares. Our initial shareholders, who collectively beneficially own 20% of our outstanding ordinary shares, may participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete the Proposed Transaction or another business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, officers and directors have agreed, pursuant to written agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 25,

2022 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers, directors or director nominees for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Our letter agreement with our sponsor, officers and directors may be amended without shareholder approval.

Our letter agreement with our Sponsor, officers and directors contain provisions relating to transfer restrictions of our founder shares and private placement warrants, indemnification of the Trust Account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval (although releasing the parties from the restriction not to transfer the founder shares for 185 days following the date of our initial public offering will require the prior written consent of the underwriters). While we do not expect our board to approve any amendment to the letter agreement prior to the completion of the Proposed Transaction or another initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete the Proposed Transaction or another initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

If the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public shareholders and the funds provided by the PIPE Investment, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete the Proposed Transaction or another initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of the Proposed Transaction or another initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing the Proposed Transaction or such other initial business combination, or to fund the purchase of other companies. If we are unable to complete the Proposed Transaction or another initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete the Proposed Transaction or another initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of Bakkt or such other target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after the Proposed Transaction or another initial business combination.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own 20% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any units or additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report on Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our sponsor, is and will be divided into three classes, each of which will generally serve for a term for three years with only one class of directors being appointed in each year. We may not hold an annual or extraordinary general meeting to appoint new directors prior to the completion of the Proposed Transaction or another initial business combination, in which case all of the current directors will continue in office until at least the completion of the Proposed Transaction or other business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. . . . In addition, the founder shares, all of which are held by our initial shareholders, will, in a vote to continue the Company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two thirds of the votes of all ordinary shares), including as required in connection with the Proposed Transaction, entitle the holders to ten votes for every founder share. This provision of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least two-thirds of our ordinary shares voting in a general meeting. As a result, you will not have any influence over our continuation in a jurisdiction outside the Cayman Islands prior to the completion of the Proposed Transaction or another initial business combination. Accordingly, our initial shareholders will continue to exert control at least until the completion of the Proposed Transaction or another initial business combination.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”), or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate the Proposed Transaction or another initial business combination, require substantial financial and management resources, and increase the time and costs of completing the Proposed Transaction or another initial business combination.

Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business, such as Bakkt with which we seek to complete the

Proposed Transaction, or another target business with which we seek to complete another initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination, including the Proposed Transaction.

The Proposed Transaction or another initial business combination and our structure thereafter may not be tax-efficient to our shareholders and warrant holders. As a result of the Proposed Transaction or such other business combination, our tax obligations may be more complex, burdensome and uncertain.

Although we have attempted to structure the Proposed Transaction, and would attempt to structure another initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite shareholder approval, we may structure our business combination in a manner that requires shareholders and/or warrant holders to recognize gain or income for tax purposes, effect a business combination with a target company in another jurisdiction, or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to shareholders or warrant holders to pay taxes in connection with the Proposed Transaction, another business combination or thereafter. Accordingly, a shareholder or a warrant holder may need to satisfy any liability resulting from the Proposed Transaction or such other initial business combination with cash from its own funds or by selling all or a portion of the shares received. In addition, shareholders and warrant holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

In addition, we may effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us, which may include acting as financial advisor in connection with the Proposed Transaction or another initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred commissions that will released from the trust only on a completion of the Proposed Transaction or another initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of the Proposed Transaction or another initial business combination.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of the Proposed Transaction or another initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of the Proposed Transaction or another initial business combination.

Risks Relating to the Post Business Combination Company

Subsequent to our completion of the Proposed Transaction or another initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, as we have done on Bakkt in connection with the Proposed Transaction, we cannot assure you that this diligence will identify all material issues that may be present with a Bakkt or another target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of Bakkt or another target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the Proposed Transaction or other initial business combination or thereafter. Accordingly, any shareholders who choose to remain shareholders or following the Proposed Transaction or other business combination could suffer a reduction in the value of their securities. Such shareholders or warrant holders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials or tender offer documents, as applicable, relating to the Proposed Transaction or other business combination contained an actionable material misstatement or material omission.

The officers and directors of Bakkt, or another acquisition candidate, may resign upon completion of our the Proposed Transaction or another initial business combination. The loss of Bakkt’s or another business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of Bakkt’s or another acquisition candidate’s key personnel upon the completion of the Proposed Transaction or another initial business combination cannot be ascertained at this time. Although we contemplate that certain members of Bakkt’s or another acquisition candidate’s management team will remain associated with Bakkt or such other acquisition candidate following the Proposed Transaction or other initial business combination, it is possible that members of the management of Bakkt or such other acquisition candidate will not wish to remain in place.

Our management may not maintain control of Bakkt after the Proposed Transaction or a different target business following another initial business combination. We cannot provide assurance that, upon loss of control of Bakkt or another target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

Although the Proposed Transaction is structured so that the post-transaction company in which our public shareholders own shares will own 100% of the equity interests of the target, if we do not complete the Proposed Transactionwe may structure another initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns

50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not maintain control of the target business. If the Proposed Transaction is completed, our shareholders immediately prior to such transaction will own less than a majority of the post-business combination enity’s outstanding shares subsequent to such transaction.

We may have a limited ability to assess the management of Bakkt or another prospective target business and, as a result, may effect the Proposed Transaction or another initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting the Proposed Transaction or anotherinitial business combination with a prospective target business, our ability to assess Bakkt’s or such othertarget business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of Bakkt’s or such othertarget business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should Bakkt’s or such othertarget business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the Proposed Transaction or other initial business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Proposed Transaction or other initial business combination contained an actionable material misstatement or material omission.

Risks Relating to Being an Entity Formed in a Foreign Country and Acquiring and Operating a Business in Foreign Countries

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Law (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the

Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Maples and Calder (Cayman) LLP, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Although Bakkt is located in the United States, if we do not complete the Proposed Transaction and instead effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

Although Bakkt is located in the United States, if we do not complete the Proposed Transaction and instead pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	challenges in managing and staffing international operations;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following the Proposed Transaction or another initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

If we do not completed the Proposed Transaction, and instead complete another initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the Securities and Exchange Commission, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

We employ a mail forwarding service, which may delay or disrupt our ability to receive mail in a timely manner

Mail addressed to the Company and received at its registered office will be forwarded unopened to the forwarding address supplied by Company to be dealt with. None of the Company, its directors, officers, advisors or service providers (including the organization which provides registered office services in the Cayman Islands) will bear any responsibility for any delay howsoever caused in mail reaching the forwarding address, which may impair your ability to communicate with us.

Risks Relating to Our Sponsor and Management Team

We are dependent upon our officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed The Proposed Transaction or another initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or eofficers could have a detrimental effect on us.

Our ability to successfully effect the Proposed Transaction or another initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following the Proposed Transaction or such other initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect the Proposed Transaction or another initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in, Bakkt or such other the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with Bakkt or such other target business in senior management or advisory positions following the Proposed Transaction or such other initial business combination, it is likely that some or all of the management of Bakkt or such other the target business will remain in place. While we intend to closely scrutinize any individuals we engage after the Proposed Transaction or such other initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete the Proposed Transaction or another initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination, including the Proposed Transaction, and their other businesses. We do not intend to have any full-time employees prior to the completion of the Proposed Transaction or another initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete the Proposed Transaction or another initial business combination.

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate the Proposed Transaction or another initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that such potential conflicts would materially affect our ability to complete the Proposed Transaction or another initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so, Bakkt is not affiliated with our sponsor, our directors or officers. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business, including Bakkt, may have or may in the future, result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination, including the Proposed Transaction, are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust Account or (ii) we consummate the Proposed Transaction or another initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

Risks Relating to our Securities

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by September 25, 2022 or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial business combination by September 25, 2022, subject to applicable law and as further described herein. In addition, if our plan to redeem our public shares if we are unable to complete an initial business combination by September 25, 2022 is not completed for any reason, compliance with Cayman Islands law may require that we submit a plan of dissolution to our then-existing shareholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public shareholders may be forced to wait beyond 24 months from the closing of the initial public offering before they receive funds from our trust account. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by shareholders may be less than $10.00 per share.

The net proceeds of the initial public offering and certain proceeds from the sale of the private placement warrants, in the amount of $207,372,020, are held in an interest-bearing trust account. The proceeds held in the trust account may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $207,372,020 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will be, or will continue to be, listed on the Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on the Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in Shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the Nasdaq’s initial listing requirements, which are more rigorous than the Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on the Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share and our Shareholders’ equity would generally be required to be at least $5.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A ordinary shares and warrants will be listed on the Nasdaq, our units, Class A ordinary shares and warrants will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

Unlike some other similarly structured special purpose acquisition companies, our initial shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with our initial business combination, the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted basis, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities or rights exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, officers or directors upon conversion of working capital loans, provided that such conversion of founder shares will never occur on a less than one-for-one basis. This is different than some other similarly structured special purpose acquisition companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to our initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Provisions in our amended and restated certificate memorandum and articles of association and Cayman Islands law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that (a) the terms of the warrants may be amended without the consent of any holder for the purpose of curing any ambiguity, to correct any defective provision or mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the prospects for the Company’s initial public offering, (ii) adjusting the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement (or iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights provided that, the approval of the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder of public warrants if holders of at least 50%% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

A provision of our warrant agreement may make it more difficult for us to consummate the Proposed Transaction or another business combination.

If (i) we issue additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per Class A ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination, and (iii) the Market

Value of our Class A ordinary shares is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described below under “Description of Securities—Warrants—Public Warrants—Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below under “Description of Securities—Warrants—Public Warrants—Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrant holders and provided certain other conditions are met. We will not redeem the warrants unless an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period, except if the warrants may be exercised on a cashless basis and such cashless exercise is exempt from registration under the Securities Act. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that the closing price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “—Warrants—Public Warrants—Redemption Procedures—Anti-dilution Adjustments” in Exhibit 4.5 filed herewith for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had been able to exercise their warrants at a later time at which the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants. None of the private placement warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.

You will not be permitted to exercise your warrants unless we register and qualify the underlying Class A ordinary shares or certain exemptions are available.

If the issuance of the Class A ordinary shares upon exercise of the warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of warrants will not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 15 business days, after the closing the Proposed Transaction or another initial business combination, we will use our best efforts to file with the SEC a registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following the Proposed Transaction or other initial business combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order.

If the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act, under the terms of the warrant agreement, holders of warrants who seek to exercise their warrants will not be permitted to do so for cash and, instead, will be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

If our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of warrants who seek to exercise their warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the warrants under applicable state securities laws, and in the event we do not so elect, we will use our best efforts to register or qualify the shares underlying the warrants under applicable state securities laws to the extent an exemption is not available.

In no event will we be required to net cash settle any warrant, or issue securities (other than upon a cashless exercise as described above) or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws.

You may only be able to exercise your public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act and (iii) if we have so elected and we call the public warrants for redemption. If you exercise your public warrants on a cashless basis under the circumstances described in clauses (i) and (ii) in the preceding sentence, you would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of our Class A ordinary shares (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

The grant of registration rights to our initial shareholders and holders of our private placement warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

The holders of the founder shares, private placement warrants and warrants that may be issued upon conversion of working capital loans (and any Class A ordinary shares issuable upon the exercise of the private placement warrants and warrants that may be issued upon conversion of working capital loans and upon conversion of the founder shares) are entitled to registration rights pursuant to a registration rights agreement requiring us to register such securities and any other securities of the company acquired by them prior to the consummation of our initial business combination for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders, holders of our private placement warrants or holders of our working capital loans or their respective permitted transferees are registered.

In addition, the Merger Agreement contemplates that, at the Closing, the Sponsor, the Company, Bakkt equity holders and certain of their respective affiliates will enter into the Registration Rights Agreement, pursuant to which the Company will agree to register for resale, pursuant to Rule 415 under the Securities Act, certain of the Company’s shares of Class A common stock and warrants that are held by the parties thereto from time to time. This Registration Rights Agreement will terminate and replace the existing registration rights agreement currently in place between the Company, the Sponsor and certain of their respective affiliates. Each of the Stockholders (as defined in the Registration Rights Agreement) and their respective transferees will be entitled to request to sell all or a portion of their registrable securities in underwritten shelf takedown offerings, in each case subject to certain offering thresholds, applicable lock-up restrictions, issuer suspension periods and certain other conditions. Demanding Holders (as defined in the Registration Rights Agreement) are limited to three demand underwritten offerings for the term of the Registration Rights Agreement. In addition, the Stockholders (as defined in the Registration Rights Agreement) have certain “piggy-back” registration rights, subject to customary underwriter cutbacks, issuer suspension periods and certain other conditions. The Registration Rights Agreement includes customary indemnification provisions. The Company will bear the expenses incurred in connection with the filing of any registration statements filed pursuant to the terms of the Registration Rights Agreement, including the fees of one legal counsel to each of the Stockholders (as defined in the Registration Rights Agreement).

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 10,368,601 of our Class A ordinary shares as part of the units sold in the initial public offering and, simultaneously with the closing of the initial public offering, we issued in a private placement an aggregate of 6,147,440 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment as described herein. In addition, if our sponsor makes any working capital loans it may convert those loans into up to an additional 1,500,000 private placement warrants, at the price of $1.00 per warrant. To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other special purpose acquisition companies.

Each unit contains one-half of one warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if it included a warrant to purchase one whole share.

General Risk Factors

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated as a Cayman Islands exempted company with no operating results, and we will not commence operations until obtaining funding through the initial public offering. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the Company.

Information regarding our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, is presented for informational purposes only. Any past experience and performance by our management team and their affiliates and the businesses with which they have been associated, is not a guarantee that we have or will be able to successfully identify a suitable candidate for our initial business combination, that we will be able to provide positive returns to our shareholders, or of any results with respect to the Proposed Transaction or any other initial business combination we may consummate. You should not rely on the historical experiences of our management team and their affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, as indicative of the future performance of an investment in us or as indicative of every prior investment by each of the members of our management team or their affiliates. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our securityholders may experience losses on their investment in our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive offices are located at 150 North Riverside Plaza, Suite 5200, Chicago, IL. Our executive offices are provided to us by an affiliate of the Sponsor and we have agreed to pay such affiliate of the Sponsor a total of $10,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, Class A ordinary shares and warrants are traded on the Nasdaq Stock Market under the symbols “VIHAU,” “VIH” and “VIHAW,” respectively.

Holders

As of March 19, 2021, there was 1 holder of record of our units, 1 holder of record of our Class A ordinary shares and 2 holders of record of our warrants.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions subsequent to completion of an initial business combination. The payment of any cash dividends subsequent to an initial business combination will be within the discretion of our board of directors at such time. If we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On August 3, 2020, our Sponsor, paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs in exchange for 5,750,000 Class B ordinary shares. In September 2020, our Sponsor transferred an aggregate of 60,000 Class B ordinary shares to member of our board of directors, resulting in our Sponsor holding 5,690,000 Class B ordinary shares. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The number of founder shares issued was determined based on the expectation that the total size of our initial public offering would be a maximum of 23,000,000 units if the underwriters’ over-allotment option was exercised in full and therefore that such founder shares would represent 20% of the outstanding shares after our initial public offering. Up to 750,000 of the founder shares were subject to forfeiture for no consideration depending on the extent to which the underwriters’ over-allotment was exercised. In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option on October 1, 2020, 565,700 founder shares were forfeited and 184,300 founder shares are no longer subject to forfeiture resulting in an aggregate of 5,184,300 Founder Shares outstanding at December 31, 2020.

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

There has been no material change in the planned use of proceeds from the public offering as described in the prospectus filed by the Company on September 24, 2020.

On January 11, 2021, concurrently with the execution of the Merger Agreement, we entered into the Subscription Agreements with the PIPE Investors, pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 32,500,000 the Company’s shares of Class A common stock. The PIPE Investment will be consummated immediately prior to the Closing. The Subscription Agreements will terminate with no further force and effect upon the earliest to occur of: (a) such date and time as the Merger Agreement is terminated in accordance with its terms; (b) the mutual written agreement of the parties to such Subscription Agreement; and (c) December 31, 2021. Such securities have not been registered under the Securities Act in reliance upon the exemption from registration contained in Section  4(a)(2) of the Securities Act. The Subscription Agreements provide for certain customary registration rights for the PIPE Investors.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we”, “us”, “our” or the “Company” are to VPC Impact Acquisition Holdings, except where the context requires otherwise. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated on July 31, 2020 as a Cayman Islands exempted company for the purpose of effecting a Business Combination. We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the sale of the private placement warrants, our shares, debt or a combination of cash, equity and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Recent Developments

Agreement for Business Combination

On January 11, 2021, the Company entered into the Merger Agreement, with the Merger Sub, and Bakkt. The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following Proposed Transaction:

(i) at the Closing, in accordance with the DLLCA, the Merger with and into Bakkt will occur, the separate corporate existence of Merger Sub will cease and Bakkt will be the surviving limited liability company, to be renamed Bakkt Opco Holdings, LLC;

(ii) immediately prior to the closing of the PIPE Investment (as defined below) and the effective time of the Merger, in connection with the Domestication described below, VIH will be renamed “Bakkt Holdings, Inc.”; and

(iii) as a result of the Merger, the aggregate consideration to be received in respect of the Merger by all of the Bakkt interest holders will be an aggregate of 208,200,000 Bakkt Opco Units and 208,200,000 shares of class V common stock of Bakkt PubCo, which will be non-economic, voting shares of Bakkt Pubco.

The board of directors of the Company has unanimously (i) approved and declared advisable the Merger Agreement, the Proposed Transaction and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related matters by the shareholders of VIH.

Prior to the Closing, subject to the approval of our shareholders, and in accordance with the DGCL, the CICA and our amended and restated memorandum and articles of association, we will effect a Domestication and be renamed “Bakkt Holdings, Inc.”

Upon the Closing, Bakkt Pubco will be organized in an “Up-C” structure in which substantially all of the assets and the business of Bakkt Pubco will be held by Bakkt Opco and its subsidiaries, and Bakkt Pubco’s only direct assets will consist of Bakkt Opco Units. Assuming no redemptions of public shares in connection with the Proposed Transaction, upon the Closing Bakkt Pubco is expected to own approximately 22% of Bakkt Opco Units and will be the managing member of Bakkt Opco. All remaining Bakkt Opco Units will be owned by the Bakkt Equity Holders.

On January 11, 2021, concurrently with the execution of the Merger Agreement, we entered into subscription agreements with the PIPE Investors, which include certain existing equity holders of the Company and Bakkt, pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors, which include certain existing equity holders of the Company and Bakkt, have collectively subscribed for the PIPE Investment.

The consummation of the proposed business combination described herein is subject to certain conditions as further described in the Merger Agreement.

For more information about the Merger Agreement and the proposed business combination, see our Current Report on Form 8-K filed with the SEC on January 11, 2021 (File No. 001-39544) and the Bakkt Disclosure

Statement that we will file with the SEC. Unless specifically stated, this Annual Report does not give effect to the Proposed Transaction and does not contain the risks associated with the Proposed Transaction. Such risks and effects relating to the Proposed Transaction will be included in the Bakkt Disclosure Statement.

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering) nor generated any revenues to date. Our only activities from inception to December 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination, at the earliest. We generate non-operating income in the form of interest income on marketable securities held in a trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the period from July 31, 2020 (inception) through December 31, 2020, we had a net loss of $1,002,669, which consisted of formation and operating expenses of $1,006,862, offset by interest earned on marketable securities held in the Trust Account of $4,193.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from our Sponsor.

On September 25, 2020, we consummated the Initial Public Offering of the Units, at a price of $10.00 per Unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale the Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant generating gross proceeds of $6,000,000.

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

On October 1, 2020, in connection with the underwriters’ election to partially exercise of their over-allotment option, we consummated the sale of an additional 737,202 Units and the sale of an additional 147,440 Private Placement Warrants, generating total gross proceeds of $7,519,460. A total of $7,372,020 of the net proceeds was deposited into the Trust Account, bringing the aggregate proceeds held in the Trust Account to $207,372,020. We incurred $11,906,606 in transaction costs, including $4,147,440 of underwriting fees, $7,258,021 of deferred underwriting fees and $501,146 of other offering costs.

For the period from July 31, 2020 (inception) through December 31, 2020, net cash used in operating activities was $341,800, which consisted of our net loss of $1,002,669, interest earned on investments of $4,193, formation expenses paid by the Sponsor of $6,606 and changes in operating assets and liabilities, which used $658,456 of cash from operating activities.

At December 31, 2020, we had investments held in the Trust Account of $207,376,213. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business

Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2020, we had cash of $1,177,678 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $10,000 for office space, secretarial and administrative services. We began incurring these fees on September 25, 2020 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

Underwriting Agreement

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $4,147,440.40 in the aggregate. In addition, $0.35 per Public Share, or approximately $7,258,021 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Recent Accounting Pronouncements

Our management does not believe there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

VPC IMPACT ACQUISITION HOLDINGS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

VPC Impact Acquisition Holdings

Opinion on the Financial Statements

We have audited the accompanying balance sheet of VPC Impact Acquisition Holdings (the “Company”) as of December 31, 2020, the related statement of operations, changes in shareholders’ equity and cash flows for the period from July 31, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 31, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 30, 2021

VPC IMPACT ACQUISITION HOLDINGS

BALANCE SHEET

DECEMBER 31, 2020

ASSETS
Current assets
Cash	1,177,678
Prepaid expenses	234,959

Total Current Assets	1,412,637
Cash and marketable securities held in Trust Account	207,376,213

TOTAL ASSETS	208,788,850

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities
Accrued expenses	893,415
Accrued offering costs	2,230

Total Current Liabilities	895,645
Deferred underwriting fee payable	7,258,021

Total Liabilities	8,153,666

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption, 19,563,518 shares at $10.00 per share	195,635,180

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,173,684 shares issued and outstanding (excluding 19,563,518 shares subject to possible redemption)	118
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,184,300 shares issued and outstanding(1)	518
Additional paid-in capital	6,002,037
Accumulated deficit	(1,002,669)

Total Shareholders’ Equity	5,000,004

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	208,788,850

(1)

In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option on October 1, 2020, 565,700 Founder Shares were forfeited and 184,300 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 5,184,300 Founder Shares outstanding at December 31, 2020.

The accompanying notes are an integral part of these financial statements.

VPC IMPACT ACQUISITION HOLDINGS

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 31, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Formation and operating costs	$1,006,862

Loss from operations	(1,006,862)
Other income:
Interest earned on marketable securities held in Trust Account	4,193

Net Loss	$(1,002,669)

Weighted average shares outstanding of Class A redeemable ordinary shares	20,737,202

Basic and diluted net income per share, Class A	$—

Weighted average shares outstanding of Class B non-redeemable ordinary shares(1)	5,184,300

Basic and diluted net loss per share, Class B	$(0.19)

(1)

In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining overallotment option on October 1, 2020, 565,700 Founder Shares were forfeited and 184,300 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 5,184,300 Founder Shares outstanding at December 31, 2020.

The accompanying notes are an integral part of these financial statements.

VPC IMPACT ACQUISITION HOLDINGS

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 31, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance—July 31, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor(1)	—	—	5,750,000	575	24,425	—	25,000
Forfeiture of 565,700 Sponsor shares	—	—	(565,700)	(57)	57	—	—
Sale of 20,737,202 Units, net of underwriting discounts and offering costs	20,737,202	2,074	—	—	195,463,339	—	195,465,413
Sale of 6,147,440 Private Placement Warrants	—	—	—	—	6,147,440	—	6,147,440
Ordinary shares subject to possible redemption	(19,563,518)	(1,956)	—	—	(195,633,224)	—	(195,635,180
Net income	—	—	—	—	—	(1,002,669)	(1,002,669)

Balance—December 31, 2020	1,173,684	$118	5,184,300	$518	$6,002,037	$(1,002,669)	$5,000,004

(1)

In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining overallotment option on October 1, 2020, 565,700 Founder Shares were forfeited and 184,300 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 5,184,300 Founder Shares outstanding at December 31, 2020.

The accompanying notes are an integral part of these financial statements.

VPC IMPACT ACQUISITION HOLDINGS

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 31, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net income (loss)	$(1,002,669)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,193)
Formation costs paid by Sponsor in exchange for Founder shares	6,606
Changes in operating assets and liabilities:
Prepaid expenses	(234,959)
Accrued expenses	893,415

Net cash used in operating activities	(341,800)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(207,372,020)

Net cash used in investing activities	(207,372,020)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	203,224,580
Proceeds from sale of Private Placements Warrants	6,147,440
Repayment of promissory note—related party	(82,729)
Payment of offering costs	(397,793)

Net cash provided by financing activities	208,891,498

Net Change in Cash	1,177,678
Cash—Beginning	—

Cash—Ending	$1,177,678

Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$196,631,240

Change in value of Class A ordinary shares subject to possible redemption	$(996,060)

Deferred underwriting fee payable	$7,258,021

Payment of offering costs through promissory note	$82,729

Offering costs paid by Sponsor in exchange for issuance of Founder shares	$18,394

Offering costs included in accrued offering costs	$2,230

Forfeiture of Founder Shares	$(57)

The accompanying notes are an integral part of these financial statements.

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO FINANCIAL STATEMENTS

DECEMBER  31, 2020

NOTE 1—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from July 31, 2020 (inception) through December 31, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs charged to equity amounted to $11,906,606, consisting of $4,147,440 of underwriting fees, $7,258,021 of deferred underwriting fees and $501,145 of other offering costs. In addition, at September 25, 2020 cash of $1,205,178 was held outside of the Trust Account (as defined below) and is available for working capital purposes.

Following the closing of the Initial Public Offering on September 25, 2020 and the partial exercise of the underwriter’s over-allotment on October 1, 2020, an amount of $207,372,020 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earliest of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

The Company will have until September 25, 2022 to consummate a Business Combination (the “Combination Period”). However, if the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Francis

Liquidity and Capital Resources

As of December 31, 2020, the Company had approximately $1.2 million in its operating bank accounts and working capital of approximately $0.5 million.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain formation and offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Note was repaid on September 25, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

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

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2020.

Investments held in Trust Account

The Company’s portfolio of investments held in trust is comprised solely of U.S. Treasury money market funds, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, 19,563,518 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $11,906,606 were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented. The Company does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) Private Placement Warrants since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 16,516,041 shares of Class A ordinary shares in the aggregate.

The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account of $4,193 for the period from July 31, 2020 (inception) through December 31, 2020 by the weighted average number of Class A redeemable ordinary shares outstanding for the period. Net loss per share, basic and diluted, for Class B non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable ordinary shares of $4,193 by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

For the Period from July 31, 2020 (inception) Through December 31, 2020
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$4,193

Redeemable Net Earnings	$4,193
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	20,737,202
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$—

Non-Redeemable Class B Ordinary Shares
Numerator: Net Income (Loss) minus Redeemable Net Earnings
Net Income (Loss)	$(1,002,669)
Redeemable Net Earnings	$(4,193)

Non-Redeemable Net Loss	$(1,006,862)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	5,184,300
Loss/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$(0.19)

As of December 31, 2020, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s ordinary shareholders.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limits of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 3—INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units, at a purchase price of $10.00 per Unit. In connection with the underwriters’ partial exercise of the over-allotment option on October 1, 2020, the Company sold an additional 737,202 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 7).

NOTE 4—PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $6,000,000. In connection with the underwriters’ partial exercise of the over-allotment option on October 1, 2020, the Company sold an additional 147,440 Private Placement Warrants, at a purchase price of $1.00 per Private Placement Warrants, for an aggregate purchase price of $147,440. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5—RELATED PARTY TRANSACTIONS

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

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2020 and (ii) the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $82,729 was repaid at the closing of the Initial Public Offering on September 25, 2020.

Administrative Services Agreement

Commencing on September 25, 2020, the Company entered into an agreement to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. As of December 31, 2020, $30,000 were earned and remained unpaid in the accrued expenses line item on the balance sheet.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors will loan, and have the means to provide the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

NOTE 6—COMMITMENTS AND CONTINGENCIES

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

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $7,258,021 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

NOTE 7—SHAREHOLDERS’ EQUITY

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 1,173,684 Class A ordinary shares issued and outstanding, excluding 19,563,518 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 5,184,300 Class B ordinary shares issued and outstanding.

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

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•

if, and only if, the reported closing price of the Company’s Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a 30-trading day period ending three trading days prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

•

at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

number of shares based on the redemption date and the “fair market value” of the Company’s Class A ordinary shares;

•

if, and only if, the last reported sale price (the “closing price”) of the Company’s Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•

if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 8—FAIR VALUE MEASUREMENTS

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

At December 31, 2020, assets held in the Trust Account were comprised of $207,376,213 in money market funds which are invested primarily in U.S. Treasury Securities. During the year ended December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Investments held in Trust Account—U.S. Treasury Securities Money Market Fund	1	$207,376,213

Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the period from July 31, 2020 (inception) through December 31, 2020

NOTE 9—SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, with the exception of the following matters:

Merger Agreement

On January 11, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Pylon Merger Company LLC, a Delaware limited liability company and a direct wholly-

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

owned subsidiary of the Company (“Merger Sub”), and Bakkt Holdings, LLC, a Delaware limited liability company (“Bakkt”), a transformative digital asset marketplace launched in 2018 by Intercontinental Exchange, Inc. (“ICE”) and a group of investors and strategic partners.

The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Merger Agreement, the “Proposed Transaction”): (i) at the closing of the transactions contemplated by the Merger Agreement, Merger Sub will merge (the “Merger”) with and into Bakkt, the separate corporate existence of Merger Sub will cease and Bakkt will be the surviving limited liability company, to be renamed Bakkt Opco Holdings, LLC (“Bakkt Opco”); (ii) immediately prior to the closing of the PIPE Investment and the effective time of the Merger, the Company will be renamed “Bakkt Holdings, Inc.” (referred to hereinafter as “Bakkt Pubco”); and (iii) as a result of the Merger, the aggregate consideration to be received in respect of the Merger by all of the Bakkt interest holders will be an aggregate of 208,200,000 common units of Bakkt Opco (“Bakkt Opco Units”) and 208,200,000 shares of class V common stock of Bakkt PubCo, which will be non-economic, voting shares of Bakkt Pubco.

Subscription Agreements

On January  11, 2021, concurrently with the execution of the Merger Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors” which include certain existing equityholders of the Company and Bakkt), pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 32,500,000 Bakkt Pubco Class  A Shares for an aggregate purchase price equal to $325,000,000 (the “PIPE Investment”). The PIPE Investment will be consummated immediately prior to the closing of the Merger Agreement. The Subscription Agreements provide for certain customary registration rights for the PIPE Investors. The Subscription Agreements will terminate with no further force and effect upon the earliest to occur of: (a)  such date and time as the Merger Agreement is terminated in accordance with its terms; (b) the mutual written agreement of the parties to such Subscription Agreement; and (c) December 31, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable,

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our officers and directors are as follows:

NAME	AGE	POSITION
John Martin	61	Chairman and Chief Executive Officer
Gordon Watson	42	President, Chief Operating Officer and Director
Olibia Stamatoglou	41	Chief Financial Officer
Adrienne Harris	39	Director
Kai Schmitz	52	Director
Kurt Summers	41	Director

John Martin, our Chairman and Chief Executive Officer, maintains over thirty years of investment experience and is a Senior Partner at VPC. Martin served as managing partner and co-CEO of Antares Capital, LP, a private debt credit manager, until May 2019. He was a founding partner of the original Antares Capital in 1996, a startup business that provided acquisition financing capital to the portfolio companies of private equity firms across North America. Over the course of nine years, Antares grew to become one of the largest providers of acquisition capital to private equity sponsors in the middle market. Following the firm’s acquisition by GE Capital in 2005, Martin became President and CEO of the newly branded GE Antares Capital and helped to direct the strategic vision of the business. In addition, he presided over numerous acquisitions and divestitures, including the sale of the firm to The Canada Pension Plan Investment Board (“CPPIB”) for $12 billion in August 2015. Subsequently, Antares went on to raise more than $6.5 billion in the CLO market from a global investor base comprised of banks, pension funds, insurance companies and asset managers. Following the acquisition by CPPIB, Martin sat on the Antares Investment Committee throughout his tenure at the company and was a member of the board of directors. At the time of his retirement, the firm’s assets under management totaled more than $24 billion.

Gordon Watson, our President and Chief Operating Officer, joined VPC in 2014 and is currently a Partner. Gordon is a member of VPC’s investment committee and helps lead our Fintech investing team. Gordon is the Investment Manager for VPC Specialty Lending Investments PLC (LSE: VSL), a VPC managed UK publicly listed investment trust focused on opportunities in the Fintech market. Previously, Gordon was a portfolio manager focused on distressed debt at GLG Partners, a London-based 31 billion multi-strategy hedge fund that concentrates on a diverse range of alternative investments. He joined GLG when it purchased Ore Hill Partners, a credit focused hedge fund where Gordon was a partner.

Olibia Stamatoglou, our Chief Financial Officer, is the Chief Financial Officer and Chief Compliance Officer of VPC. Previously, Olibia served as vice president of finance at Valor Equity Partners where she managed firm and fund finance activities. Prior to Valor, she served as chief operating officer and chief financial officer of First National Assets, a specialty finance private equity group specializing in tax lien purchases and real estate owned ventures. She joined First National Assets from Aurora Investment Management where she progressed through several accounting roles. Mrs. Stamatoglou was recognized as one of Crain’s Notable Women in Finance for 2019.

Adrienne Harris, a director, is currently a Professor of the Practice and a Gates Foundation Senior Research Fellow with the Center for Finance, Law and Policy at the University of Michigan. Ms. Harris advises fintech companies, incumbent financial institutions and large venture capital firms, and currently serves on the Board of Directors of Financial Health Network, Beneficial State Bank, and Homie, Inc. From 2017 to 2019, Ms. Harris served as Chief Business Officer and General Counsel at States Title, Inc., where she currently serves as Advisor. From 2015 to 2017, Ms. Harris served as Special Assistant to the President for Economic Policy at the National

Economic Council, where she spearheaded the development of the administration’s fintech strategy, chairing both the Interagency Fintech Working Group and the Administration’s Distributed Ledger Technology Task Force. From 2013 to 2015, Ms. Harris served as Senior Advisor to the Deputy Secretary at the U.S. Department of the Treasury. From 2008 to 2013, Ms. Harris was an Associate at Sullivan & Cromwell LLP. Ms. Harris received an M.B.A. from NYU Stern School of Business, a J.D. from Columbia University Law School, where she was a member of the Columbia Law Review, and a B.A. from Georgetown University, where she was a John Carrol Scholar and graduated with honors.

Kai Schmitz, a director is currently a Partner at Amadeus Capital, where he focuses on growth stage investments in Emerging Markets, secondaries and Fintech investments. Mr. Schmitz currently serves on the Board of Directors of Koin (online point of sale financing), Minka (financial services cloud), Movii (digital bank), and RS2 (SaaS payment platform). From 2012 to 2019, Mr. Schmitz was Investment Lead Fintech and Regional Head Latin America at IFC, the World Bank’s private sector investment bank, where he was instrumental in building the Fintech portfolio to $600 million. From 2010 to 2012, Mr. Schmitz was a Senior Advisor at the World Bank’s Payment Systems Development Group, where he advised Central Banks and other government agencies on payment market infrastructure and regulation. Previously, Mr. Schmitz co-founded two companies, a remittance company in London and a financial services business with operations in the U.S. and Latin America. Mr. Schmitz has also worked at law firms in Hamburg and London. Mr. Schmitz received a J.D. equivalent from University of Hamburg and an MBA from Henley Management College in the UK.

Kurt Summers, a director, has twenty years of experience in both private and public sector finance. Mr. Summers is currently a Senior Advisor at both Blackstone and Ullico, where he provides insight and strategic direction around various investment opportunities and existing holdings. From 2014 to 2019, Mr. Summers served as Treasurer of the City of Chicago, where he managed the city’s more than $8 billion investment portfolio and served as a trustee or fiduciary of five local pension boards with nearly $25 billion under management. As Treasurer of Chicago, Mr. Summers and his team more than tripled the returns on the city’s portfolio, which now generates more than $100 million of incremental revenue to Chicago’s taxpayers, bondholders and other stakeholders each year. From 2012 to 2014, Mr. Summers served as Senior Vice President at Grosvenor Capital Management where he helped lead the firm’s strategy and business development efforts and served as a member of the Office of the Chairman. From 2010 to 2012, Mr. Summers served as Chief of Staff to the Cook County Board President where he was the architect of a turnaround of the second largest county in the country. From 2009 to 2010, Mr. Summers served as Managing Director at Ryan Specialty Group, an international specialty insurance organization. Mr. Summers began his career at McKinsey & Company, a preeminent global strategy-consulting firm, and also worked as an investment banker at Goldman Sachs. Mr. Summers received a BSBA in Finance and International Business with high honors from Washington University and an MBA from Harvard Business School.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members and is divided into three classes with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Kai Schmitz, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Adrienne Harris and Kurt Summers, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of John Martin and Gordon Watson, will expire at the third annual general meeting.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our amended and restated memorandum and articles of association.

Director Independence

The rules of Nasdaq require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have three “independent directors” as defined in the Nasdaq rules and applicable SEC rules. Our board of directors has determined that Adrienne Harris, Kai Schmitz and Kurt Summers are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Both our audit committee and our compensation committee are composed solely of independent directors. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter approved by our board and has the composition and responsibilities described below. The charter of each committee is available on our website following.

Audit Committee

We established an audit committee of the board of directors. Adrienne Harris, Kai Schmitz and Kurt Summers serve as the members of the audit committee, and Kai Schmitz will chair the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Adrienne Harris, Kai Schmitz and Kurt Summers meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Kurt Summers qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We adopted an audit committee charter, which details the principal functions of the audit committee, including:

•

assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

•

pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the firm has with us in order to evaluate their continued independence;

•

setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•

meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•

reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We established a compensation committee of the board of directors. Adrienne Harris and Kurt Summers serve as the members of the compensation committee, and Kurt Summers will chair the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent. All members of our compensation committee are independent of and unaffiliated with our sponsor and our underwriters.

We adopted a compensation committee charter, which will detail the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;

•

reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity based plans that are subject to board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment of customary fees we may elect to make to members of our board of directors for director service and payment to an affiliate of our sponsor of $10,000 per month, for up to 24 months, for office space, utilities and secretarial and administrative support and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating and Corporate Governance Committee

We established a nominating and corporate governance committee of the board of directors. The initial members of our nominating and corporate governance are Adrienne Harris, Kai Schmitz and Kurt Summers. Adrienne Harris serves as chair of the nominating and corporate governance committee. Under the Nasdaq listing standards and applicable SEC rules, each member of the nominating and corporate governance committee must be independent. All members of our nominating and corporate governance committee are independent of and unaffiliated with our sponsor and our underwriters.

We adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

•

identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual general meeting or to fill vacancies on the board of directors;

•	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

•	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Business Conduct and Ethics

We adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. We will file a copy of our Code of Business Conduct and Ethics as an exhibit to the registration statement of which this prospectus is a part. You will be able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us. See the section of this report entitled “Where You Can Find Additional Information.” If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

(i)	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

(ii)	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

(iii)	directors should not improperly fetter the exercise of future discretion;

(iv)	duty to exercise powers fairly as between different sections of shareholders;

(v)	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

(vi)	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to at least one other entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then- current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for an initial business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. In particular, certain of our officers and directors are employed by Victory Park Capital which make investments in securities or other interests of or relating to companies in industries we may target for our initial business combination. Our directors and officers may also serve as officers or board members for other entities. Specifically, certain of our officers and directors are actively engaged in VPC II and VPC III, both which are special purpose acquisition companies that each completed their initial public offering on March 9, 2021, and will continue to serve as officers and directors of VPC II and VPC III until their initial business combinations are completed. VPC II and VPC III, like us, may pursue initial business combination targets in any business or industry and is expected to have a similar window as us in which it may complete its initial business combination. Any such companies, businesses or investments, including VPC II and VPC III, may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
John Martin	Automotive Keys Investor LLC	Consumer Products	Director
	Victory Park Capital Advisors VPC Impact Acquisition Holdings II VPC Impact Acquisition Holdings III, Inc.	Investment Advisor Special Purposes Acquisition Company Special Purpose Acquisition Company	Advisor Chairman and Director Chairman and Director
Olibia Stamatoglou	Victory Park Capital Advisors	Investment Advisor	Officer
Gordon Watson	Borro Ltd	Specialty Finance	Director
	Victory Park Capital Advisors	Investment Advisor	Partner
	Victory Park Specialty Lending Investments PLC VPC Impact Acquisition Holdings II VPC Impact Acquisition Holdings III, Inc.	Investment Advisor Special Purpose Acquisition Company Special Purpose Acquisition Company	Manager Co-Chief Executive Officer Co-Chief Executive Officer
Adrienne Harris	Beneficial State Bank	Banking	Director
	Financial Health Network	Financial Consulting	Director
	Homie, Inc.	Real Estate Brokerage	Director
	States Title, Inc. VPC Impact Acquisition Holdings II	Real Estate Settlement Services Special Purpose Acquisition Company	Advisor Director
Kai Schmitz	Amadeus Capital Partners	Investment Advisor	Partner
	Koin Pagamentos S.A.	Financing	Director
	Minka Ltd	Technology	Director
	RS2 Software, Inc.	Payments Platform	Director
	Tranza Holding Ltd VPC Impact Acquisition Holdings II	Digital Banking Special Purpose Acquisition Company	Director Director
Kurt Summers	Blackstone	Investment Management	Senior Advisor
	Ullico VPC Impact Acquisition Holdings III, Inc.	Financial Services Special Purpose Acquisition Company	Senior Advisor Director

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

Potential investors should also be aware of the following other potential conflicts of interest:

•

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

•

Our initial shareholders purchased founder shares prior to the date of this prospectus and purchased private placement warrants in a transaction that closed simultaneously with the closing of our initial public offering. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Furthermore, our sponsor, officers and directors have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lockup. The private placement warrants (including the Class A ordinary shares issuable upon exercise of the private placement warrants) will not be transferable until 30 days following the completion of our initial business combination. Because each of our officers and directors own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking which is a member of FINRA or a valuation or appraisal firm, that the consideration to be paid in such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context. Furthermore, in no event will our sponsor or any of our existing officers or directors, or any of their respective affiliates, be paid by the company any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date our securities are first listed on Nasdaq, we will also pay our sponsor $10,000 per month for office space, utilities, secretarial and administrative services provided to members of our management team.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor, officers and directors have agreed to vote their founder shares, and they and the other members of our management team have agreed to vote their founder shares and any shares purchased during or after the offering in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation.

None of our officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will pay our sponsor $10,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team. We may elect to make payment of customary fees to members of our board of directors for director service. In addition, our sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed initial business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed initial business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation.

Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 29, 2021 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Form 10-K.

The beneficial ownership of our ordinary shares is based on 25,916,502 ordinary shares issued and outstanding as of March 29, 2021, consisting of 20,732,202 Class A ordinary shares and 5,184,300 Class B ordinary shares.

NAME AND ADDRESS OF BENEFICIAL OWNER(1)	NUMBER OF SHARES BENEFICIALLY OWNED	APPROXIMATE PERCENTAGE OF OUTSTANDING ORDINARY SHARES
Directors, Executive Officers and Founders
John Martin	—	—
Gordon Watson	—	—
Olibia Stamatoglou	—	—
Adrienne Harris	20,000	*
Kai Schmitz	20,000	*
Kurt Summers	20,000	*
All executive officers and directors as a group (6 individuals)	60,000	*	%

NAME AND ADDRESS OF BENEFICIAL OWNER	NUMBER OF SHARES BENEFICIALLY OWNED	APPROXIMATE PERCENTAGE OF OUTSTANDING ORDINARY SHARES
Five Percent Holders
VPC Impact Acquisition Holdings Sponsor, LLC(1)(2)(3)	5,124,300	19.8%
Alpine Global Management, LLC(4)	2,813,820	10.9%
Invesco Ltd.(5)	2,391,105	9.2%
Millennium Management LLC(6)	1,600,000	6.2%
Corbin Capital Partners Group, LLC(7)	1,500,000	5.8%
Sculptor Capital LP(8)	1,404,800	5.4%
Empyrean Capital Overseas Master Fund, Ltd.(9)	1,208,580	4.7%
Point72 Asset Management, L.P.(10)	1,159,546	4.5%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following is 150 North Riverside Plaza, Suite 5200, Chicago, IL 60606.
(2)

Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment, as described herein.

(3)

VPC Impact Acquisition Holdings Sponsor, LLC, our sponsor, is the record holder of such shares. Richard Levy, as Chief Executive Officer and Founder of Victory Park Capital Advisors, LLC, has voting and investment discretion over these shares and therefore may be deemed to beneficially own such shares. Richard Levy disclaims any beneficial ownership of the securities held by VPC Impact Acquisition Holdings Sponsor, LLC other than to the extent of any pecuniary interest he may have therein, directly or indirectly.

(4)

According to a Schedule 13G/A filed on February 24, 2021, Alpine Global Management, LLC is the holder of 2,813,820 Class A ordinary shares. The address of Alpine Global Management, LLC is 140 Broadway, 38th Floor, New York, NY 10005.

(5)

According to a Schedule 13G filed on March 10, 2021, Invesco Ltd. in its capacity as a parent holding company to its investment advisers, may be deemed to beneficially own 2,391,105 Class A ordinary shares which are held of record by clients of Invesco Ltd. The address of Invesco Ltd. is 1555 Peachtree Street NE, Suite 1800, Atlanta, GA 30309.

(6)

According to a Schedule 13G/A filed on February 1, 2021, (i) Millenium Management LLC, a Delaware limited liability company (“Millenium Management”), Millennium Group Management LLC, a Delaware limited liability company (“Millenium Group Management”), Millenium International Management LP, a Delaware limited partnership (“Millennium International Management”) and Israel A. Englander, a United States citizen share voting control and investment discretion over part or all of an aggregate of 800,000 units, each consisting of 1 Class A ordinary share and one-half of one redeemable warrant and 800,000 Class A ordinary shares, of which (i) 800,000 Class A ordinary shares are held by Integrated Core Strategies (US) LLC, a Delaware limited liability company (“Integrated Core Strategies”) and (ii) 800,000 units are held by ICS Opportunities, Ltd., an exempted company organized under the laws of the Cayman Islands (“ICS Opportunities”). Millenium International Management is the investment manager to ICS Opportunities and may be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. Millenium Management is the general partner of the managing member of Integrated Core Strategies and may be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies. Millennium Management is also the general partner of the 100% owner of ICS Opportunities and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. Millenium Group Management is the managing member of Millennium Management and may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies. Millennium Group Management is also the general partner of Millennium International Management and may also be deemed to have shared voting control and investment discretion over securities owned by ICS Opportunities. The managing member of Millennium Group Management is a trust of which Mr. Englander, currently serves as the sole voting trustee. Therefore, Mr. Englander may also be deemed to have shared voting control and investment discretion over securities owned by Integrated Core Strategies and ICS Opportunities. The address of each entity and Mr. Englander is c/o Millennium International Management LP, 666 Fifth Avenue, New York, New York 10103.

(7)

According to a Schedule 13G filed on February 12, 2021, Corbin Capital Partners Group, LLC (“CCPG”) and Corbin Capital Partners, L.P. (“CCP”) may be deemed to be the beneficial owners of an aggregate of 1,500,00 Class A ordinary shares. The shares reported are held by Corbin ERISA Opportunity Fund, Ltd. (“CEOF”), a Cayman Islands exempted company, and Corbin Opportunity Fund, L.P. (“COF”), a Delaware limited partnership. CCPG is the general partner of CCP, which serves as investment advisor for both COF and CEOF. The address of the principal business office of each of CCPG and CCP is 590 Madison Avenue, 31st Floor, New York, NY 10022.

(8)

According to a Schedule 13G/A filed on February 5, 2021, Sculptor Capital LP (“Sculptor”), a Delaware limited partnership, as the principal investment manager to a number of investment funds and discretionary accounts (collectively, the “Sculptor Accounts”) may be deemed to beneficially own 1,404,800 Class A ordinary shares which are held by the Sculptor Accounts. Sculptor Capital Holding Corporation (“SCHC”), a Delaware corporation, serves as the general partner of Sculptor As such, SCHC may be deemed to control Sculptor and, therefore, may be deemed to be the beneficial owner of the Class A ordinary shares owned by the Sculptor Accounts. Sculptor Capital Management, Inc. (“SCU”), a Delaware limited liability company, is a holding company that is the sole shareholder of SCHC. SCU is the sole shareholder of SCHC, and therefore may be deemed to be the beneficial owner of the Class A ordinary shares owned by the Sculptor Accounts. Sculptor Master Fund, Ltd. (“SCMF”), a Cayman Islands company and Sculptor Special Funding, LP (“NRMD”), a Cayman Islands exempted limited partnership, may also be deemed to share beneficial ownership over such Class A ordinary shares. The address of the principal business office of Sculptor, SCHC, and SCU is 9 West 57 Street, 39 Floor, New York, NY 10019. The address of the principal business office of SCMF and NRMD is c/o State Street (Cayman) Trust, Limited, P.O. Box 896, Suite 3307, Gardenia Court, 45 Market Street, Camana Bay, Grand Cayman, Cayman Islands KY1-1103.

(9)

According to a Schedule 13G filed on December 18, 2020, Empyrean Capital Overseas Master Fund, Ltd. (“Empyrean Fund”) is the direct holder of 1,208,590 Class A ordinary shares. Empyrean Capital Partners, LP (“Empyrean Capital”), as the investment manager of Empyrean Fund, may be deemed to share voting and investment discretion over such securities. Mr. Meron, as the managing member of Empyrean Capital, LLC, the general partner of Empyrean Capital, may be deemed to share voting and investment discretion over such securities. The address of each is c/o Empyrean Capital Partners, LP, 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067.
(10)

According to a Schedule 13G filed on February 24, 2021, the reported shares are held by certain investment funds managed by Point72 Asset Management, L.P. (“Point72 Asset Management”). Point72 Capital Advisors, Inc. (“Point72 Capital Advisors Inc.”) may be deemed to share voting and dispositive power of the shares held by certain investment funds managed by Point72 Asset Management; and (iii) Steven A. Cohen (“Mr. Cohen”) may be deemed to share voting and dispositive power with respect to shares beneficially owned by Point72 Asset Management and Point72 Capital Advisors Inc. The address of the principal business office of Point72 Asset Management, Point72 Capital Advisors Inc., and Mr. Cohen is 72 Cummings Point Road, Stamford, CT 06902.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

on August 3, 2020, the Sponsor paid $25,000, or approximately $0.004 per share, to cover certain of the Company’s offering and formation costs in exchange for 5,750,000 Class B ordinary shares, par value $0.0001 per share (the “founder shares”). In September 2020, the Sponsor transferred an aggregate of 60,000 founder shares to members of the Company’s board of directors, resulting in the Sponsor holding 5,690,000 founder shares. The number of founder shares outstanding was determined based on the expectation that the total size of the Company’s initial public offering would be a maximum of 23,000,000 units if the underwriters’ over-allotment option was exercised in full, and therefore that such founder shares would represent 20% of the outstanding shares after the Public Offering. Up to 750,000 of the founder shares were subject to forfeiture for no consideration depending on the extent to which the underwriters’ over-allotment was exercised. In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option on October 1, 2020, 565,700 founder shares were forfeited and 184,300 founder shares are no longer subject to forfeiture resulting in an aggregate of 5,184,300 founder shares outstanding at December 31, 2020.

Our Sponsor, officers and directors have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lockup.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 6,000,000 warrants (the “Private Placement Warrants”) to the Sponsor at a price of $1.00 per Private Placement Warrant generating gross proceeds of $6,000,000.

Each private placement warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the private placement warrants to the Sponsor was added to the proceeds from the initial public offering held in the trust account. If we do not complete a business combination by September 25, 2022, the private placement warrants will expire worthless. The private placement warrants will be non-redeemable for cash and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

The Sponsor and our officers and directors has agreed, subject to limited exceptions, not to transfer, assign or sell any of their private placement warrants until 30 days after the completion of the initial business combination.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, the Company had no outstanding borrowings under the Working Capital Loans.

Administrative Services Agreement

Commencing on the date that our securities were first listed on the Nasdaq and continuing until the earlier of the consummation of a Business Combination or our liquidation, we agreed to pay the Sponsor a total of $10,000 per month for office space, utilities, secretarial and administrative support services, provided to the Company. We began incurring these fees on September 25, 2020 and will continue to incur these fees monthly until the earlier of the completion of a Business Combination and the Company’s liquidation.

The Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities performed on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations.

We recognized an aggregate of $30,000 in expenses incurred in connection with the aforementioned arrangements with the related parties on our Statements of Operations for the period from July 31, 2020 (date of inception) through December  31, 2020, respectively.

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid to WithumSmith+Brown, PC, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the period from July 31, 2020 (inception) through December 31, 2020, and of services rendered in connection with our initial public offering, totaled $81,000.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC any audit-related fees during the period from July 31, 2020 (inception) through December 31, 2020.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay WithumSmith+Brown, PC any tax fees during the period from July 31, 2020 (inception) through December 31, 2020.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees during the period from July 31, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)

Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description

2.1†	Business Combination Agreement, dated as of January 11, 2021, by and among the Company, Pylon Merger Company LLC and Bakkt Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39544), filed with the Securities and Exchange Commission on January 11, 2021).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39544), filed with the Securities and Exchange Commission on September 28, 2020).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-248619), filed with the Securities and Exchange Commission on September 16, 2020).

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-248619), filed with the Securities and Exchange Commission on September 16, 2020).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-248619), filed with the Securities and Exchange Commission on September 16, 2020).

4.4	Warrant Agreement by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39544), filed with the Securities and Exchange Commission on September 28, 2020).

4.5*	Description of Securities.

10.1	Letter Agreement among the Company, its officers, certain directors, dated as of September 22, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39544), filed with the Securities and Exchange Commission on September 28, 2020).

10.2	Promissory Note issued to VPC Impact Acquisition Holdings Sponsor, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-248619), filed with the Securities and Exchange Commission on September 16, 2020).

10.3	Registration Rights Agreement, dated September 22, 2020, by and among the Company, VPC Impact Acquisition Holdings Sponsor, LLC and the holders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39544), filed with the Securities and Exchange Commission on September 28, 2020).

10.4	Administrative Service Agreement, dated as of September 22, 2020, by and between the Company and VPC Impact Acquisition Holdings Sponsor, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39544), filed with the Securities and Exchange Commission on September 28, 2020).

10.5	Securities Subscription Agreement, dated as of August 3, 2020, by and between the Company and VPC Impact Acquisition Holding Sponsor, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-248619), filed with the Securities and Exchange Commission on September 16, 2020).

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-248619), filed with the Securities and Exchange Commission on September 16, 2020).

10.7	Amendment to the Letter Agreement, dated as of January 11, 2021, by and among the Registrant, its executive officers, its directors, VPC Impact Acquisition Holdings Sponsor, LLC, and Bakkt Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39544), filed with the Securities and Exchange Commission on January 11, 2021).

10.8	Support Agreement, dated as of January 11, 2021, by and among the Company and the subscribers party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39544), filed with the Securities and Exchange Commission on January 11, 2021).

10.9	Support Agreement, dated as of January 11, 2021, by and among the Registrant, Intercontinental Exchange Holdings, Inc. and Bakkt Holdings, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39544), filed with the Securities and Exchange Commission on January 11, 2021).

10.10	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39544), filed with the Securities and Exchange Commission on January 11, 2021).

14*	Code of Business Conduct and Ethics.

24*	Power of Attorney (included on signature page of this report).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

†

Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

*	Filed herewith.
**	Furnished herewith.
***

XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2021	VPC Impact Acquisition Holdings

	By:	/s/ John Martin
Name: John Martin
Title: Chief Executive Officer and Chairman

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Martin, Gordon Watson and Olibia Stamatoglou, and each or any one of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Martin John Martin	Chief Executive Officer and Chairman (principal executive officer)	March 30, 2021

/s/ Gordon Watson Gordon Watson	Chief Operating Officer and President	March 30, 2021

/s/ Olibia Stamatoglou Olibia Stamatoglou	Chief Financial Officer (principal financial and accounting officer)	March 30, 2021

/s/ Adrienne Harris Adrienne Harris	Director	March 30, 2021

/s/ Kai Schmitz Kai Schmitz	Director	March 30, 2021

/s/ Kurt Summers Kurt Summers	Director	March 30, 2021