Form 10-K/A
period 2020-12-31
VPC Impact Acquisition Holdings
filed 2021-05-24
CIK 1820302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to VPC Impact Acquisition Holdings, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of VPC Impact Acquisition Holdings, as of December 31, 2020 and for the period from July 31, 2020 (Inception) through December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities rather than equity on a SPAC’s balance sheet. Since their issuance on September 25, 2020 at the time of the Company’s initial public offering, our warrants have been accounted for as equity within our balance sheet, and after discussion and evaluation, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Therefore, the Company, in consultation with its audit committee, concluded that its previously issued financial statements as of December 31, 2020 and for the period from July 31, 2020 (inception) through December 31, 2020 (the “Affected Period”) should be restated because of a misapplication in the guidance around accounting for certain of our outstanding warrants to purchase common stock and should no longer be relied upon.

Historically, our warrants to purchase common stock (the “Warrants”) were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for Warrants issued on September 25, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

We are filing this Amendment No. 1 to amend the disclosure in the Risk Factors under Item 1A, the Management’s Discussion and Analysis of Financial Condition and Results of Operation described in Item 7, Financial Statements and Supplementary Data described in Item 8 and Controls and Procedures described in Item 9A, in the Original Filing to give effect to the change in accounting for the Warrants.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the Financial Statements, in the Affected Period or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the Warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in trust account, operating expenses or total cash flows from operations for the Affected Period.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 1A, Risk Factors, is hereby amended to add additional risk factors, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation, Item 8, Financial Statements and Supplementary Data, and Item 9A, Controls and Procedures of the Original Filing are hereby amended and restated in their entirety. This Amendment No. 1 should be read in conjunction with the Original Filing and with our other filings with the SEC subsequent to the Original Filing.

This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing, and, except as described above, does not modify or update any other disclosures in the Original Filing.

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

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

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preferred shares, par value $0.0001 per share. As of March 29, 2021 there are 179,262,798 and 14,815,700 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of the Proposed Transaction or another initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to such initial business combination. Currently, there are no preferred shares issued and outstanding.

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

The net proceeds from the initial public offering and the private placement provided us with $200,113,999 that we may use to complete the Proposed Transaction or another initial business combination (after taking into account the $7,258,020 of deferred underwriting commissions being held in the trust account).

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 10,368,601 Public Warrants and 6,147,440 Private Placement Warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2021 contained elsewhere in this Annual Report are derivative liabilities related to our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our ordinary shares. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as liability, which may make it more difficult for us to consummate an initial business combination with a target business.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in September 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, Class A common stock subject to possible redemption, additional paid-in capital, accumulated deficit and related financial disclosures as of and for the period ended December 31, 2020 (the “Affected Period”).

To respond to this material weakness, we have devoted significant effort and resources to the remediation and improvement of our internal control over financial reporting, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying consolidated financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

Efforts to remediate this material weakness may not be effective or prevent any future material weakness or significant deficiency in our internal control over financial reporting. If our efforts are not successful or other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence and cause the market price of our common stock to decline. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken or plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Staff Statement, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020. As discussed elsewhere in this Annual Report, we identified a material weakness in our internal controls over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in December 2020.

As a result of such material weakness, the restatement of our financial statements for the Affected Period, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we may face potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our consolidated financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business and results of operations and financial condition.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to “we”, “us”, “our” or the “Company” are to VPC Impact Acquisition Holdings, except where the context requires otherwise. The following discussion should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

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

In this Annual Report Form on 10-K/A for the period ended December 31, 2020, we are restating our audited financial statements as of, and for the period ended December 31, 2020.

The restatement results from our prior accounting for our outstanding warrants to purchase comment stock issued in connection with our initial public offering and private placement on September 25, 2020 which had been classified as a component of equity on the premise that the instruments were indexed to our own stock and were eligible to be accounted for as equity instruments instead of classifying them as derivative liabilities.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement expressing the SEC Staff’s view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet instead of equity. Since issuance on September 25, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, our outstanding warrants to purchase common stock (the “Warrants”) were reflected as a component of equity instead of liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of ASC 815-40. The views expressed in the SEC Staff Statement were not consistent with our historical interpretation of the specific provisions within the warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. In consultation with our audit committee, we concluded that our previously issued financial statements of affected periods should be restated and that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

Our accounting for the warrants as derivative liabilities instead of as equity did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that its disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s Warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this report on Form 10-K/A.

The restatement is more fully described in Note 2 “Restatement of Previously Issued Financial Statements” to the consolidated financial statements included herein.

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

As a result of the restatement described in Note 2 of the notes to the consolidated financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the period from July 31, 2020 (inception) through December 31, 2020, we had a net loss of $4,861,190, which consisted of formation and operating expenses of $3,988,331 and a change in the fair value of warrant liabilities of $877,052, offset by interest earned on marketable securities held in the Trust Account of $4,193.

For the period from July 31, 2020 (inception) through September 30, 2020, we had a net loss of $3,032,369, which consisted of formation and operating expenses of $2,932,533 and a change in the fair value of warrant liabilities of $100,000, offset by interest earned on investments held in the Trust Account of $164.

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

For the period from July 31, 2020 (inception) through December 31, 2020, net cash used in operating activities was $341,800, which consisted of our net loss of $4,681,190, interest earned on investments of $4,193, formation expenses paid by the Sponsor of $6,606, a change in the fair value of warrant liabilities of $3,090,130, transaction costs allocable to warrant liabilities of $768,391, and changes in operating assets and liabilities, which used $658,456 of cash from operating activities.

For the period from July 31, 2020 (inception) through September 30, 2020, net cash used in operating activities was $289,300, which consisted of our net loss of $17,379, interest earned on investments of $164, formation expenses paid by the Sponsor of $6,606, a change in the fair value of warrant liabilities of $100,000, compensation expenses related to warrant liabilities of $2,160,000, transaction costs allocable to warrant liabilities of $754,990 and changes in operating assets and liabilities, which used $278,363 of cash from operating activities.

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

As a result of the restatement described in Note 2 “Restatement of Previously Issued Financial Statements” to the consolidated financial statements included herein, we classify the warrants issued in connection with our initial public offering and private placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

We issued an aggregate of 16,516,041 warrants in connection with our initial public offering and private placement, which, as a result of the restatement described in Note 2 “Restatement of Previously Issued Financial

Statements” to the consolidated financial statements included herein, are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued in connection with our initial public offering and private placement has been estimated using Option Pricing Model simulations at each measurement date.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

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

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Recent Accounting Pronouncements

Our management does not believe there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data.

VPC IMPACT ACQUISITION HOLDINGS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

VPC Impact Acquisition Holdings

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of VPC Impact Acquisition Holdings (the “Company”) as of December 31, 2020, the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the period from July 31, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 31, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the consolidated financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the SEC Staff Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 consolidated financial statements have been restated to correct the accounting and related disclosure for the warrants.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

May 21, 2021

VPC IMPACT ACQUISITION HOLDINGS

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2020

AS RESTATED

ASSETS
Current assets
Cash	1,177,678
Prepaid expenses	234,959

Total Current Assets	1,412,637
Cash and marketable securities held in Trust Account	207,376,213

TOTAL ASSETS	208,788,850

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities
Accrued expenses	893,415
Accrued offering costs	2,230

Total Current Liabilities	895,645
Deferred underwriting fee payable	7,258,021
Warrant liabilities	22,513,065

Total Liabilities	30,666,731

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 17,312,211 shares at $10.00 per share	173,122,110

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,424,991 shares issued and outstanding (excluding 17,312,211 shares subject to possible redemption)	343
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,184,300 shares issued and outstanding	518
Additional paid-in capital	9,860,338
Accumulated deficit	(4,861,190)

Total Shareholders’ Equity	5,000,009

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	208,788,850

The accompanying notes are an integral part of these consolidated financial statements.

VPC IMPACT ACQUISITION HOLDINGS

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JULY 31, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

AS RESTATED

Formation and operating costs	$1,006,862

Loss from operations	(1,006,862)
Other income:
Interest earned on marketable securities held in Trust Account	4,193
Transaction Costs allocable to warrant liabilities	(768,391)
Change in fair value of warrant liabilities	(3,090,130)

Net Loss	$(4,861,190)

Weighted average shares outstanding of Class A redeemable ordinary shares	20,737,202

Basic and diluted net income per share, Class A	$—

Weighted average shares outstanding of Class B non-redeemable ordinary shares	5,184,300

Basic and diluted net loss per share, Class B	$(0.94)

The accompanying notes are an integral part of these consolidated financial statements.

VPC IMPACT ACQUISITION HOLDINGS

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 31, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

AS RESTATED

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance—July 31, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Forfeiture of 565,700 Sponsor shares	—	—	(565,700)	(57)	57	—	—
Sale of 20,737,202 Units, net of underwriting discounts, fair value of Public warrants and offering costs	20,737,202	2,074	—	—	182,956,235	—	182,958,309
Ordinary shares subject to possible redemption	(17,312,211)	(1,731)	—	—	(173,120,379)	—	(173,122,110)
Net loss	—	—	—	—	—	(4,861,190)	(4,861,190)

Balance—December 31, 2020	3,424,991	$343	5,184,300	$518	$9,860,338	$(4,861,190)	$5,000,009

The accompanying notes are an integral part of these consolidated financial statements.

VPC IMPACT ACQUISITION HOLDINGS

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JULY 31, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

AS RESTATED

Cash Flows from Operating Activities:
Net (loss)	$(4,861,190)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(4,193)
Formation costs paid by Sponsor in exchange for Founder shares	6,606
Change in fair value of warrant liabilities	3,090,130
Transaction costs allocable to warrant liabilities	768,391
Changes in operating assets and liabilities:
Prepaid expenses	(234,959)
Accrued expenses	893,415

Net cash used in operating activities	(341,800)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(207,372,020)

Net cash used in investing activities	(207,372,020)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	203,224,580
Proceeds from sale of Private Placements Warrants	6,147,440
Repayment of promissory note—related party	(82,729)
Payment of offering costs	(397,793)

Net cash provided by financing activities	208,891,498

Net Change in Cash	1,177,678
Cash—Beginning	—

Cash—Ending	$1,177,678

Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$174,883,010

Change in value of Class A ordinary shares subject to possible redemption	$(1,760,900)

Initial classification of warrant liabilities	$20,960,000

Deferred underwriting fee payable	$7,258,021

Payment of offering costs through promissory note	$82,729

Offering costs paid by Sponsor in exchange for issuance of Founder shares	$18,394

Offering costs included in accrued offering costs	$2,230

Forfeiture of Founder Shares	$(57)

The accompanying notes are an integral part of these consolidated financial statements.

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

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

The Company has one subsidiary, Pylon Merger Company LLC, a direct wholly owned subsidiary of the Company formed in Delaware on December 18, 2020.

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

The registration statement for the Company’s Initial Public Offering was declared effective on September 22, 2020. On September 25, 2020 the Company consummated the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), generating gross proceeds of $200,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to VPC Impact Acquisition Holdings Sponsor, LLC (the “Sponsor”), generating gross proceeds of $6,000,000, which is described in Note 5.

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

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

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

The Company will provide the holders of the public shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their public shares upon the completion of the Business Combination, either (i) in connection with a general meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the Business Combination (initially $10.00 per Public Share), including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares, subject to certain limitations as described in the prospectus. The per-share amount to be distributed to the Public Shareholders who properly redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 and, if the Company seeks shareholder approval, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

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

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

DECEMBER 31, 2020

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

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain formation and offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Note (see Note 6), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Note was repaid on September 25, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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

NOTE 2—RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of common shares, all holders of the warrants would be entitled to receive cash for their warrants (the “tender offer provision”).

On April 12, 2021, the SEC released a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (the “SEC Staff Statement”). Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. Following the SEC Staff Statement, the Company’s management further evaluated the warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

DECEMBER 31, 2020

things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management and after discussion with the Company’s independent registered public accounting firm, concluded the tender offer provision included in the warrant agreement fails the “classified in shareholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash.

Balance Sheet as of September 25, 2020 (audited)	As Reported	Restatement	As Restated
Warrant Liabilities	$—	$20,960,000	$20,960,000
Total Liabilities	7,002,230	20,960,000	27,962,230
Class A ordinary shares subject to possible redemption	189,517,240	(20,960,000)	168,557,240
Class A ordinary shares	105	209	314
Additional paid-in capital	$5,005,991	$2,914,781	$7,920,772
Accumulated deficit	$(6,606)	$(2,914,990)	$(2,921,596)
Total Shareholders’ Equity	$5,000,008	$—	$5,000,008
Number of shares subject to possible redemption	18,951,724	(2,096,000)	16,855,724

Balance Sheet as of September 30, 2020 (unaudited)
Warrant Liabilities	$—	$21,060,000	$21,060,000
Total Liabilities	7,002,230	21,060,000	28,062,230
Class A ordinary shares subject to possible redemption	189,506,470	(21,060,000)	168,446,470
Class A ordinary shares	105	211	316
Additional paid-in capital	$5,016,761	$3,014,779	$8,031,540
Accumulated deficit	(17,379)	(3,014,990)	(3,032,369)
Total Shareholders’ Equity	$5,000,005	$—	$5,000,005
Number of shares subject to possible redemption	18,950,647	(2,106,000)	16,844,647

Balance Sheet as of December 31, 2020 (audited)
Warrant Liabilities	$—	$22,513,065	$22,513,065
Total Liabilities	8,153,666	22,513,065	30,666,731
Class A ordinary shares subject to possible redemption	195,635,180	(22,513,070)	173,122,110
Class A ordinary shares	118	225	343
Additional paid-in capital	$6,002,037	$3,858,301	$9,860,338
Accumulated deficit	$(1,002,669)	$(3,858,521)	$(4,861,190)
Total Shareholders’ Equity	$5,000,004	$5	$5,000,009
Number of shares subject to possible redemption	19,563,518	(2,251,306)	17,312,211

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

DECEMBER 31, 2020

Statement of Operations for the period from July 31, 2020 (Inception) through September 30, 2020 (unaudited)	As Reported	Restatement	As Restated
Transaction costs allocable to warrant liabilities	$—	$(754,990)	$(754,990)
Change in fair value of warrant liabilities	—	(2,260,000)	(2,260,000)
Net loss	$(17,379)	$(3,014,990)	$(3,032,369)
Basic and diluted net loss per share, Class B	$0.00	$(0.58)	$(0.58)

Statement of Operations for the period from July 31, 2020 (Inception) through December 31, 2020 (audited)
Transaction costs allocable to warrant liabilities	$—	$(768,391)	$(768,391)
Change in fair value of warrant liabilities	—	(3,090,130)	(3,090,130)
Net loss	$(1,002,669)	$(3,858,521)	$(4,861,190)
Basic and diluted net (loss) per ordinary share, Class B	$(0.19)	$(0.75)	$(0.94)

Statement of Cash Flows for the period from July 31, 2020 (inception) through September 30, 2020 (audited)	As Reported	Restatement	As Restated
Net loss	$(17,379)	$(3,014,990)	$(3,032,369)
Transaction costs allocable to warrant liabilities	$—	$(754,990)	$(754,990)
Change in fair value of warrant liabilities	—	(2,260,000)	(2,260,000)
Initial classification of Class A Ordinary Shares subject to possible redemption	189,517,240	(20,960,000)	168,557,240
Change in value of Class A Ordinary Shares subject to possible redemption	(10,770)	(100,000)	(110,770)
Initial classification of warrant liability	$—	$20,960,000	$20,960,000

Statement of Cash Flows for the period from July 31, 2020 (inception) through December 31, 2020 (audited)	As Reported	Restatement	As Restated
Net loss	$(1,002,669)	$(3,858,521)	$(4,861,190)
Transaction costs allocable to warrant liabilities	$—	$(768,391)	$(768,391)
Change in fair value of warrant liabilities	—	(3,090,130)	(3,090,130)
Initial classification of Class A Ordinary Shares subject to possible redemption	196,631,240	(21,748,230)	174,883,010
Change in value of Class A Ordinary Shares subject to possible redemption	(996,060)	(764,840)	(1,760,900)
Initial classification of warrant liability	$—	$20,960,000	$20,960,000

NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s consolidated financial statements for the year ended December 31, 2020 (collectively, the “Affected Period”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited condensed consolidated financial statements for such periods. The restated consolidated financial statements are indicated as “Restated” in the audited consolidated financial statements and

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

DECEMBER 31, 2020

accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

One of the more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

DECEMBER 31, 2020

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2020.

Investments held in Trust Account

The Company’s portfolio of investments held in trust is comprised solely of U.S. Treasury money market funds, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest earned on marketable securities held in Trust Account in the accompanying consolidated statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, 17,312,211 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s consolidated balance sheet.

Warrant Liability (Restated)

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations. The fair value of the public warrants were initially estimated using the Option Pricing

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

DECEMBER 31, 2020

Method with subsequent remeasurements utilizing the trading stock price, whereas the private warrants were estimated using a Option Pricing Method approach for all periods (see Note 10).

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $11,906,606 were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 10,368,601 warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the 6,147,440 Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Option Pricing simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Black Scholes simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

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

Net Loss Per Ordinary Share (Restated)

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share is computed by dividing net income (loss) by the weighted average

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

DECEMBER 31, 2020

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

The Company’s consolidated statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account of $4,193 for the period from July 31, 2020 (inception) through December 31, 2020 by the weighted average number of Class A redeemable ordinary shares outstanding for the period. Net loss per share, basic and diluted, for Class B non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable ordinary shares of $4,193 by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

For the Period from July 31, 2020 (inception) Through December 31, 2020
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$4,193

Redeemable Net Earnings	$4,193
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	20,737,202
Net Income Per Share/Basic and Diluted Redeemable Class A Ordinary Shares	$—

Non-Redeemable Class B Ordinary Shares
Numerator: Net Income (Loss) minus Redeemable Net Earnings
Net Income (Loss)	$(4,861,190)
Redeemable Net Earnings	$(4,193)

Non-Redeemable Net Loss	$(4,865,383)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	5,184,300
Net Loss Per Share/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$(0.94)

As of December 31, 2020, The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 16,000,000 shares of Class A common stock

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

DECEMBER 31, 2020

in the calculation of diluted loss per share, since their inclusion would be antidilutive under the treasury stock method. As a result, diluted loss per common share is the same as basic loss per common share for the period presented.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities other than the warrant liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s consolidated balance sheet, primarily due to their short-term nature.

Fair Value Measurements (Restated)

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments (Restated)

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

DECEMBER 31, 2020

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 4—INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units, at a purchase price of $10.00 per Unit. In connection with the underwriters’ partial exercise of the over-allotment option on October 1, 2020, the Company sold an additional 737,202 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 9).

NOTE 5—PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $6,000,000. In connection with the underwriters’ partial exercise of the over-allotment option on October 1, 2020, the Company sold an additional 147,440 Private Placement Warrants, at a purchase price of $1.00 per Private Placement Warrants, for an aggregate purchase price of $147,440. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6—RELATED PARTY TRANSACTIONS

Founder Shares

On August 3, 2020, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 5,750,000 Class B ordinary shares (the “Founder Shares”). In September 2020, the Sponsor transferred an aggregate of 60,000 Founder Shares to members of the Company’s board of directors, resulting in the Sponsor holding 5,690,000 Founder Shares. The Founder Shares included an aggregate of up to 750,000 shares that were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. In connection with the underwriters’ partial exercise of the over-allotment option and the forfeiture of the remaining over-allotment option, 565,700 Founder Shares were forfeited and 184,300 Founder Shares are no longer subject to forfeiture resulting in an aggregate of 5,184,300 Founder Shares outstanding.

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

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

DECEMBER 31, 2020

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

Administrative Services Agreement

Commencing on September 25, 2020, the Company entered into an agreement to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. As of December 31, 2020, $30,000 were earned and remained unpaid in the accrued expenses line item on the consolidated balance sheet.

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

NOTE 7—COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 global pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

DECEMBER 31, 2020

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

NOTE 8—SHAREHOLDERS’ EQUITY

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 3,424,991 Class A ordinary shares issued and outstanding, excluding 17,312,211 Class A ordinary shares subject to possible redemption.

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

NOTE 9—WARRANTS

Warrants—Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

DECEMBER 31, 2020

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

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

DECEMBER 31, 2020

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00. Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described with respect to the Private Placement Warrants):

•	in whole and not in part;

•

at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the “fair market value” of the Company’s Class A ordinary shares;

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

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

DECEMBER 31, 2020

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

NOTE 10—FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Investments held in Trust Account—U.S. Treasury Securities Money Market Fund	1	$207,376,213
Liabilities:
Warrant Liability—Public Warrants	1	$11,509,147
Warrant Liability—Private Placement Warrants	3	$11,003,918

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

DECEMBER 31, 2020

recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

Initial Measurement

The Company established the initial fair value for the Warrants on September 25, 2020, the date of the Company’s Initial Public Offering, using an Option Pricing Method for the Public Warrants and a Black-Scholes Model for the Private Placement Warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one share of Class A ordinary shares and one-fourth of one Public Warrant), and (ii) the sale of Private Placement Warrants, first to the Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption, Class A ordinary shares and Class B ordinary shares based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Option Pricing Method for the Public Warrants were as follows at initial measurement:

Input	September 25, 2020 (Initial Measurement)	September 30, 2020
Risk-free interest rate	0.26%	0.28%
Trading days per year	252	252
Expected volatility	24.0%	24.0%
Exercise price	$11.50	$11.50
Stock Price	$9.36	$9.36

The key inputs into the Black-Scholes Model for the Private Placement Warrants were as follows at initial measurement:

Input	September 25, 2020 (Initial Measurement)	September 30, 2020	December 31, 2020
Risk-free interest rate	0.12%	0.42%	0.36%
Trading days per year	252	252	252
Expected volatility	24.0%	24.0%	25.0%
Exercise price	$11.50	$11.50	$11.50
Stock Price	$9.36	$9.36	$10.08

On September 25, 2020, the Private Placement Warrants and Public Warrants were determined to be $1.36 and $1.28 per warrant, respectively, for aggregate values of $8.2 million and $12.8 million, respectively.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market.

As of December 31, 2020, the aggregate values of the Private Placement Warrants and Public Warrants were $11.0 million and $11.5 million, respectively.

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

DECEMBER 31, 2020

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of September 25, 2020	$—	$—	$—
Initial measurement on September 25, 2020 (IPO)	8,160,000	12,800,000	20,960,000
Change in valuation inputs or other assumptions	—	100,000	100,000

Fair value as of September 30, 2020	8,160,000	12,800,000	21,060,000
Measurement on October 1, 2020 (Over-Allotment)	200,518	475,495	676,013
Change in valuation inputs or other assumptions	2,643,400	(1,866,348)	777,052

Fair value as of December 31, 2020	$11,003,918	$11,509,147	$22,513,065

Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $13,275,495 during the period from September 25, 2020 through December 31, 2020.

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

NOTE 11—SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements, with the exception of the following matters:

Merger Agreement

On January 11, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Pylon Merger Company LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of the Company (“Merger Sub”), and Bakkt Holdings, LLC, a Delaware limited liability company (“Bakkt”), a transformative digital asset marketplace launched in 2018 by Intercontinental Exchange, Inc. (“ICE”) and a group of investors and strategic partners.

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

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

DECEMBER 31, 2020

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. In connection with this Amendment, our management re-evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2020 pursuant to Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act and determined that, due solely to the material weakness in our internal control over financial reporting described below in “Management’s Report on Internal Control over Financial Reporting” our disclosure controls and procedures were not effective as of December 31, 2020. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(RESTATED)

DECEMBER 31, 2020

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards.

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

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
John Martin	Automotive Keys Investor LLC	Consumer Products	Director
	Victory Park Capital Advisors VPC Impact Acquisition Holdings II VPC Impact Acquisition Holdings III, Inc.	Investment Advisor Special Purposes Acquisition Company Special Purpose Acquisition Company	Advisor Chairman and Director Chairman and Director
Olibia Stamatoglou	Victory Park Capital Advisors	Investment Advisor	Officer
Gordon Watson	Borro Ltd	Specialty Finance	Director
	Victory Park Capital Advisors	Investment Advisor	Partner
	Victory Park Specialty Lending Investments PLC VPC Impact Acquisition Holdings II VPC Impact Acquisition Holdings III, Inc.	Investment Advisor Special Purpose Acquisition Company Special Purpose Acquisition Company	Manager Co-Chief Executive Officer Co-Chief Executive Officer
Adrienne Harris	Beneficial State Bank	Banking	Director
	Financial Health Network	Financial Consulting	Director
	Homie, Inc.	Real Estate Brokerage	Director
	States Title, Inc. VPC Impact Acquisition Holdings II	Real Estate Settlement Services Special Purpose Acquisition Company	Advisor Director
Kai Schmitz	Amadeus Capital Partners	Investment Advisor	Partner
	Koin Pagamentos S.A.	Financing	Director
	Minka Ltd	Technology	Director
	RS2 Software, Inc.	Payments Platform	Director
	Tranza Holding Ltd VPC Impact Acquisition Holdings II	Digital Banking Special Purpose Acquisition Company	Director Director

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
Kurt Summers	Blackstone	Investment Management	Senior Advisor
	Ullico VPC Impact Acquisition Holdings III, Inc.	Financial Services Special Purpose Acquisition Company	Senior Advisor Director

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

(c)	Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit Index

Exhibit Number	Description

2.1†	Business Combination Agreement, dated as of January 11, 2021, by and among the Company, Pylon Merger Company LLC and Bakkt Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39544), filed with the Securities and Exchange Commission on January 11, 2021).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39544), filed with the Securities and Exchange Commission on September 28, 2020).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-248619), filed with the Securities and Exchange Commission on September 16, 2020).

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-248619), filed with the Securities and Exchange Commission on September 16, 2020).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-248619), filed with the Securities and Exchange Commission on September 16, 2020).

4.4	Warrant Agreement by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39544), filed with the Securities and Exchange Commission on September 28, 2020).

4.5**	Description of Securities.

10.1	Letter Agreement among the Company, its officers, certain directors, dated as of September 22, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39544), filed with the Securities and Exchange Commission on September 28, 2020).

10.2	Promissory Note issued to VPC Impact Acquisition Holdings Sponsor, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-248619), filed with the Securities and Exchange Commission on September 16, 2020).

Exhibit Number	Description

10.3	Registration Rights Agreement, dated September 22, 2020, by and among the Company, VPC Impact Acquisition Holdings Sponsor, LLC and the holders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39544), filed with the Securities and Exchange Commission on September 28, 2020).

10.4	Administrative Service Agreement, dated as of September 22, 2020, by and between the Company and VPC Impact Acquisition Holdings Sponsor, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39544), filed with the Securities and Exchange Commission on September 28, 2020).

10.5	Securities Subscription Agreement, dated as of August 3, 2020, by and between the Company and VPC Impact Acquisition Holding Sponsor, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-248619), filed with the Securities and Exchange Commission on September 16, 2020).

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-248619), filed with the Securities and Exchange Commission on September 16, 2020).

10.7	Amendment to the Letter Agreement, dated as of January 11, 2021, by and among the Registrant, its executive officers, its directors, VPC Impact Acquisition Holdings Sponsor, LLC, and Bakkt Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39544), filed with the Securities and Exchange Commission on January 11, 2021).

10.8	Support Agreement, dated as of January 11, 2021, by and among the Company and the subscribers party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39544), filed with the Securities and Exchange Commission on January 11, 2021).

10.9	Support Agreement, dated as of January 11, 2021, by and among the Registrant, Intercontinental Exchange Holdings, Inc. and Bakkt Holdings, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39544), filed with the Securities and Exchange Commission on January 11, 2021).

10.10	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39544), filed with the Securities and Exchange Commission on January 11, 2021).

14**	Code of Business Conduct and Ethics.

24*	Power of Attorney (included on signature page of this report).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Description

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

†

Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Registrant agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

*	Filed herewith.
**	Incorporated by reference to the Original 10-K, filed with the SEC on March 31, 2021.
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

Date: May 21, 2021	VPC Impact Acquisition Holdings

	By:	/s/ John Martin
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

/s/ John Martin John Martin	Chief Executive Officer and Chairman (principal executive officer)	May 21, 2021

/s/ Gordon Watson Gordon Watson	Chief Operating Officer and President	May 21, 2021

/s/ Olibia Stamatoglou Olibia Stamatoglou	Chief Financial Officer (principal financial and accounting officer)	May 21, 2021

/s/ Adrienne Harris Adrienne Harris	Director	May 21, 2021

/s/ Kai Schmitz Kai Schmitz	Director	May 21, 2021

/s/ Kurt Summers Kurt Summers	Director	May 21, 2021