Form 10-Q
period 2021-03-31
VPC Impact Acquisition Holdings
filed 2021-05-24
CIK 1820302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 21, 2021, there were 20,737,202 Class A ordinary shares, $0.0001 par value and 5,184,300 Class B ordinary shares, $0.0001 par value, issued and outstanding.

VPC IMPACT ACQUISITION HOLDINGS

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

VPC IMPACT ACQUISITION HOLDINGS

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)	(As Restated) (Audited)
ASSETS
Current assets
Cash	$1,001,772	$1,177,678
Prepaid expenses	239,773	234,959

Total Current Assets	1,241,545	1,412,637

Cash and marketable securities held in Trust Account	207,385,917	207,376,213

TOTAL ASSETS	$208,627,462	$208,788,850

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$3,113,505	$893,415
Accrued offering costs	—	2,230

Total Current Liabilities	3,113,505	895,645

Warrant liabilities	53,805,433	22,513,065
Deferred underwriting fee payable	7,258,021	7,258,021

Total Liabilities	64,176,959	30,666,731

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 13,945,050 and 17,312,211 shares at $10.00 per share as of March 31, 2021 and December 31, 2020, respectively	139,450,500	173,122,110

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 6,792,152 and 3,424,991 shares issued and outstanding (excluding 13,945,050 and 17,312,211 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	679	343
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,184,300 and 5,184,300 shares issued and outstanding at March 31, 2021 and December 31, 2020	518	518
Additional paid-in capital	43,531,612	9,860,338
Accumulated deficit	(38,532,806)	(4,861,190)

Total Shareholders’ Equity	5,000,003	5,000,009

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$208,627,462	$208,788,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

VPC IMPACT ACQUISITION HOLDINGS

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Formation and operational costs	$2,393,428

Loss from operations	(2,393,428)
Other expense:
Other income	4,476
Interest earned on marketable securities held in Trust Account	9,704
Change in fair value of warrant liabilities	(31,292,368)

Other expense, net	(31,278,188)

Net Loss	$(33,671,616)

Weighted average shares outstanding of Class A redeemable ordinary shares	20,737,202

Basic and diluted net income per share, Class A	$0.00

Weighted average shares outstanding of Class B non-redeemable ordinary shares	5,184,300

Basic and diluted net loss per share, Class B	$(6.50)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VPC IMPACT ACQUISITION HOLDINGS

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance – January 1, 2021	3,424,991	$343	5,184,300	$518	$9,860,338	$(4,861,190)	$5,000,009
Change in value of Class A Ordinary Shares subject to possible redemption	3,367,161	336	—	—	33,671,274	—	33,671,610
Net loss	—	—	—	—	—	(33,671,616)	(33,671,616)

Balance – March 31, 2021	6,792,152	$679	5,184,300	$518	$43,531,612	$(38,532,806)	$5,000,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

VPC IMPACT ACQUISITION HOLDINGS

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(33,671,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(9,704)
Change in fair value of warrant liability	31,292,368
Changes in operating assets and liabilities:
Prepaid expenses	(4,814)
Accounts payable and accrued expenses	2,217,860

Net cash used in operating activities	(175,906)
Net Change in Cash	(175,906)
Cash – Beginning of period	1,177,678

Cash – End of period	$1,001,772

Non-Cash investing and financing activities:

Change in value of Class A ordinary shares subject to possible redemption	$(33,671,610)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from July 31, 2020 (inception) through March 31, 2021 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $1.0 million in its operating bank accounts and working capital deficit of approximately $1.9 million.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain formation and offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Note was repaid on September 25, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loan.

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

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A as filed with the SEC on May 21, 2021. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future interim periods.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

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

One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Investments held in Trust Account

The Company’s portfolio of investments held in trust is comprised solely of investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest earned on marketable securities held in Trust Account in the accompanying condensed consolidated statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Black-Scholes Option Pricing Model (see Note 9).

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheets.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $11,906,606, of which $11,138,216 were charged to shareholders’ equity upon the completion of the Initial Public Offering and $768,391 were expensed to the condensed consolidated statement of operations.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account of $9,704 for the three months ended March 31, 2021 by the weighted average number of Class A redeemable ordinary shares outstanding for the period. Net loss per share, basic and diluted, for Class B non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable ordinary shares of $9,704 by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

Three Months Ended March 31 2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$9,704
Redeemable Net Earnings	$9,704
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	20,737,202
Basic and diluted earnings per share – Redeemable Class A Ordinary Shares	$0.00

Non-Redeemable Class B Ordinary Shares
Numerator: Net Income (Loss) minus Redeemable Net Earnings
Net Income (Loss)	$(33,671,616)
Redeemable Net Earnings	(9,704)

Non-Redeemable Net Loss	$(33,681,320)

Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	5,184,300
Basic and diluted earnings (loss) per share – Non-Redeemable Class B Ordinary Shares	$(6.50)

As of March 31, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s ordinary shareholders.

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

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s condensed consolidated balance sheets, primarily due to their short-term nature, with the exception of the warrant liabilities (see Note 9).

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 3—INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units, at a purchase price of $10.00 per Unit. In connection with the underwriters’ partial exercise of the over-allotment option on October 1, 2020, the Company sold an additional 737,202 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 8).

NOTE 4—PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $6,000,000. In connection with the underwriters’ partial exercise of the over-allotment option on October 1, 2020, the Company sold an additional 147,440 Private Placement Warrants, at a purchase price of $1.00 per Private Placement Warrants, for an aggregate purchase price of $147,440. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Administrative Services Agreement

Commencing on September 25, 2020, the Company entered into an agreement to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2021, the Company incurred and paid $30,000 in fees for these services. As of March 31, 2021 and December 31, 2020, $60,000 and $30,000 remained unpaid in the accrued expenses line item on the balance sheets, respectively.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

NOTE 6—COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 global pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Merger Agreement

On January 11, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Pylon Merger Company LLC, a Delaware limited liability company and a direct wholly owned subsidiary of the Company (“Merger Sub”), and Bakkt Holdings, LLC, a Delaware limited liability company (“Bakkt”), a transformative digital asset marketplace launched in 2018 by Intercontinental Exchange, Inc. (“ICE”) and a group of investors and strategic partners.

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

NOTE 7 — SHAREHOLDERS’ EQUITY

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2021 and December 31, 2020, there were 6,792,152 and 3,424,991 Class A ordinary shares issued and outstanding, excluding 13,945,050 and 17,312,211 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of March 31, 2021 and December 31, 2020, there were 5,184,300 Class B ordinary shares issued and outstanding.

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

NOTE 8 — WARRANTS

Warrants—Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.

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

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

VPC IMPACT ACQUISITION HOLDINGS

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 9 — FAIR VALUE MEASUREMENTS

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

At March 31, 2021 and December 31, 2020, assets held in the Trust Account were comprised of $207,385,917 and $207,376,213 in money market funds which are invested primarily in U.S. Treasury Securities, respectively. Through March 31, 2021, the Company did not withdraw any interest income from the Trust Account.

At March 31, 2021, there were 10,368,601 Public Warrants and 6,147,440 Private Placement Warrants outstanding.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at March 31, 2021 are as follows:

Description	March 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in Trust Account	$207,385,917	$207,385,917	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$30,691,059	$30,691,059	$—	$—

Warrant Liability – Private Placement Warrants	$23,114,374	$—	$—	$23,114,374

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the change in fair value of warrant liabilities in the condensed consolidated statement of operations.

The Private Placement Warrants were valued using a Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Public Warrants as of each relevant date.

The following table presents the quantitative information regarding Level 3 fair value measurements:

	March 31, 2021	December 31, 2020
Stock price	$12.99	$10.08
Exercise price	$11.50	$11.50
Risk-free rate	0.92%	0.36%
Volatility	25.0%	25.0%
Term (in years)	5.0	5.0
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of January 1, 2021	$11,003,918
Change in fair value	12,110,456

Fair value as of March 31, 2021	$23,114,374

Transfers to and from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three months ended March 31, 2021.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to VPC Impact Acquisition Holdings. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to VPC Impact Acquisition Holdings Sponsor, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 21, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

The board of directors of the Company has unanimously (i) approved the Merger Agreement, the Proposed Transaction and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related matters by the shareholders of VIH.

Prior to the Closing, subject to the approval of our shareholders, and in accordance with the DGCL, Cayman Islands Companies Act (as revised) (the “CICA”) and our amended and restated memorandum and articles of association, we will effect a deregistration under the CICA and a domestication under Section 388 of the DGCL (by means of filing a certificate of domestication with the Secretary of State of Delaware), pursuant to which our jurisdiction of incorporation will be changed from the Cayman Islands to the State of Delaware (the “Domestication”).

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

For more information about the Merger Agreement and the proposed business combination, see our Current Report on Form 8-K filed with the SEC on January 11, 2021 (File No. 001-39544) and the prospectus included in our Registration Statement on Form S-4 filed with the SEC on March 31, 2021 (File No. 333-254935) (the “Bakkt Disclosure Statement”). Unless specifically stated, this Quarterly Report does not give effect to the Proposed Transaction and does not contain the risks associated with the Proposed Transaction. Such risks and effects relating to the Proposed Transaction will be included in the Bakkt Disclosure Statement.

Results of Operations

We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering and entering into the Merger Agreement described above) nor generated any revenues to date. Our only activities from inception to March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination and entering into the Merger Agreement. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in a trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2021, we had a net loss of $33,671,616, which consisted of formation and operating expenses of $2,393,428 and changes in fair value of warrant liability of $31,292,368, offset by interest earned on investments held in the Trust Account of $9,704 and other income earned of $4,476.

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

For the three months ended March 31, 2021, net cash used in operating activities was $175,906, which consisted of our net loss of $33,671,616 affected by interest earned on investments of $9,704, changes in fair value of warrant liability of $31,292,368 and changes in operating assets and liabilities, which provided $2,213,046 of cash from operating activities.

At March 31, 2021, we had investments held in the Trust Account of $207,385,917. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2021, we had cash of $1,001,772 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Underwriting Agreement

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $4,147,440 in the aggregate. In addition, $0.35 per Public Share, or approximately $7,258,021 in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants was estimated using a Black-Scholes Option Pricing Model. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Public Warrants as of each relevant date.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described in the Company’s Amendment No. 1 to its Annual Report on Form 10-K/A filed on May 21, 2021) (the “Restatement”). In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Notwithstanding the material weakness, management has concluded that the financial statements included elsewhere in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

Other than as described below, there was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the Restatement, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final Annual Report on Form 10-K/A, filed with the SEC on May 21, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

2.1†	Business Combination Agreement, dated as of January 11, 2021, by and among the Company, Pylon Merger Company LLC and Bakkt Holdings, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-39544), filed with the Securities and Exchange Commission on January 11, 2021).

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39544), filed with the Securities and Exchange Commission on September 28, 2020).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-248619), filed with the Securities and Exchange Commission on September 16, 2020).

4.2	Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-248619), filed with the Securities and Exchange Commission on September 16, 2020).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-248619), filed with the Securities and Exchange Commission on September 16, 2020).

4.4	Warrant Agreement by and between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-39544), filed with the Securities and Exchange Commission on September 28, 2020).

10.1	Letter Agreement among the Company, its officers, certain directors, dated as of September 22, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39544), filed with the Securities and Exchange Commission on September 28, 2020).

10.2	Promissory Note issued to VPC Impact Acquisition Holdings Sponsor, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-248619), filed with the Securities and Exchange Commission on September 16, 2020).

10.3	Registration Rights Agreement, dated September 22, 2020, by and among the Company, VPC Impact Acquisition Holdings Sponsor, LLC and the holders party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39544), filed with the Securities and Exchange Commission on September 28, 2020).

10.4	Administrative Service Agreement, dated as of September 22, 2020, by and between the Company and VPC Impact Acquisition Holdings Sponsor, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39544), filed with the Securities and Exchange Commission on September 28, 2020).

10.5	Securities Subscription Agreement, dated as of August 3, 2020, by and between the Company and VPC Impact Acquisition Holding Sponsor, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-248619), filed with the Securities and Exchange Commission on September 16, 2020).

10.6	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Amendment No. 1 to the Form S-1 (File No. 333-248619), filed with the Securities and Exchange Commission on September 16, 2020).

10.7	Amendment to the Letter Agreement, dated as of January 11, 2021, by and among the Registrant, its executive officers, its directors, VPC Impact Acquisition Holdings Sponsor, LLC, and Bakkt Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39544), filed with the Securities and Exchange Commission on January 11, 2021).

10.8	Support Agreement, dated as of January 11, 2021, by and among the Company and the subscribers party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39544), filed with the Securities and Exchange Commission on January 11, 2021).

10.9	Support Agreement, dated as of January 11, 2021, by and among the Registrant, Intercontinental Exchange Holdings, Inc. and Bakkt Holdings, LLC. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39544), filed with the Securities and Exchange Commission on January 11, 2021).

10.10	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39544), filed with the Securities and Exchange Commission on January 11, 2021).

24*	Power of Attorney (included on signature page of this report).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

VPC IMPACT ACQUISITION HOLDINGS

Date: May 24, 2021		/s/ John Martin
	Name:	John Martin
	Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 24, 2021		/s/ Olibia Stamatoglou
	Name:	Olibia Stamatoglou
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)