Form 10-Q
period 2021-06-30
VPC Impact Acquisition Holdings
filed 2021-08-13
CIK 1820302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file number:
001-39544

VPC Impact Acquisition Holdings
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1550750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Victory Park Capital Advisors , LLC 150 North Riverside Plaza, Suite 5200 Chicago, IL	60606
(Address of principal executive offices)	(Zip Code)
+1-312-701-1777
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	VIHAU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 par value	VIH	The Nasdaq Stock Market LLC
Redeemable warrants, each warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	VIHAW	The Nasdaq Stock Market LLC
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
As of August 13, 2021, there were
 20,737,202 Class A ordinary shares, $0.0001 par value and 5,184,300 Class B ordinary shares, $0.0001 par value, issued and outstanding.

VPC IMPACT ACQUISITION HOLDINGS
QUARTERLY REPORT ON FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2021

VPC IMPACT ACQUISITION HOLDINGS
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$861,171	$1,177,678
Prepaid expenses	185,959	234,959

Total Current Assets	1,047,130	1,412,637

Cash and marketable securities held in Trust Account	207,393,442	207,376,213

TOTAL ASSETS	$208,440,572	$208,788,850

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$4,106,461	$893,415
Accrued offering costs	0	2,230

Total Current Liabilities	4,106,461	895,645
Warrant liabilities	31,355,929	22,513,065
Deferred underwriting fee payable	7,258,021	7,258,021

Total Liabilities	42,720,411	30,666,731

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 16,072,016 and 17,312,211 shares at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	160,720,160	173,122,110
Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	0	0
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 4,665,186 and 3,424,991 shares issued and outstanding (excluding 16,072,016 and 17,312,211 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	467	343
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,184,300 shares issued and outstanding at June 30, 2021 and December 31, 2020	518	518
Additional paid-in capital	22,262,164	9,860,338
Accumulated deficit	(17,263,148)	(4,861,190)

Total Shareholders’ Equity	5,000,001	5,000,009

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$208,440,572	$208,788,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

VPC IMPACT ACQUISITION HOLDINGS
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
General and administrative expenses	$1,187,371	$3,580,799

Loss from operations	(1,187,371)	(3,580,799)
Other income (expense):
Other income	0	4,476
Interest earned on marketable securities held in Trust Account	7,525	17,229
Change in fair value of warrant liabilities	22,449,504	(8,842,864)

Other income (expense), net	22,457,029	(8,821,159)
Net income (loss)	$21,269,658	$(12,401,958)

Weighted average shares outstanding of Class A redeemable ordinary shares	20,737,202	20,737,202

Basic and diluted net income (loss) per share, Class A	$0.00	$0.00

Weighted average shares outstanding of Class B non-redeemable ordinary shares	5,184,300	5,184,300

Basic and diluted net income (loss) per share, Class B	$4.10	$(2.40)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VPC IMPACT ACQUISITION HOLDINGS
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance – January 1, 2021	3,424,991	$343	5,184,300	$518	$9,860,338	$(4,861,190)	$5,000,009
Change in value of Class A Ordinary Shares subject to possible redemption	3,367,161	336	0	0	33,671,274	0	33,671,610
Net loss	0	0	0	0	0	(33,671,616)	(33,671,616)

Balance – March 31, 2021	6,792,152	$679	5,184,300	$518	$43,531,612	$(38,532,806)	$5,000,003
Change in value of Class A Ordinary Shares subject to possible redemption	(2,126,966)	(212)	0	0	(21,269,448)	0	(21,269,660)
Net income	0	0	0	0	0	21,269,658	21,269,658

Balance – June 30, 2021	4,665,186	$467	5,184,300	$518	$22,262,164	$(17,263,148)	$5,000,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

VPC IMPACT ACQUISITION HOLDINGS
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net loss	$(12,401,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(17,229)
Change in fair value of warrant liability	8,842,864
Changes in operating assets and liabilities:
Prepaid expenses	49,000
Accounts payable and accrued expenses	3,210,816

Net cash (used in) operating activities	(316,507)
Net Change in Cash	(316,507)
Cash – Beginning of period	1,177,678

Cash – End of period	$861,171

Non-Cash investing and financing activities:

Change in value of Class A ordinary shares subject to possible redemption	$(12,401,950)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VPC IMPACT ACQUISITION HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
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
O
n January 11, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Pylon Merger Company LLC, a Delaware limited liability company and a direct wholly owned subsidiary of the Company (“Merger Sub”), and Bakkt Holdings, LLC, a Delaware limited liability company (“Bakkt”), a transformative digital asset marketplace launched in 2018 by Intercontinental Exchange, Inc. (“ICE”) and a group of investors and strategic partners (see Note 6).
The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of June 30, 2021, the Company had not commenced any operations. All activity from inception through June 30, 2021 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
JUNE 30, 2021

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
JUNE 30, 2021

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
G
oing Concern Consideration
A
s of June 30, 2021, the Company had approximately $861,000 in its operating bank accounts and working capital deficit of approximately $3.1 million.
P
rior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain formation and offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Note (see Note 5), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Note was repaid on September 25, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.
I
f the Business Combination is not consummated, the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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
as filed with the SEC on May 21, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future interim periods.
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

VPC IMPACT ACQUISITION HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
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

VPC IMPACT ACQUISITION HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.
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
Warrant Liabilities
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheets.
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
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

VPC IMPACT ACQUISITION HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
Net Income (Loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) Private Placement Warrants since the average stock price of the Company’s ordinary shares for the three and six months ended June 30, 2021 was less than the exercise price and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive. The warrants are exercisable to purchase
 16,516,041 shares of Class A ordinary shares in the aggregate.
The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class
method of income (loss) per share. Net income per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account of $7,525 and $17,229 for the three and six months ended June 30, 2021 by the weighted average number of Class A redeemable ordinary shares outstanding for the period. Net loss per share, basic and diluted, for Class B non-redeemable
ordinary shares is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable ordinary shares of $7,525 and $17.229 by the weighted average number of Class B non-redeemable
ordinary shares outstanding for the period. Class B
non-redeemable
ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares Interest Income	7,525	17,229

Redeemable Net Earnings	$7,525	$17,229
Denominator: Weighted Average Redeemable Class A Ordinary Shares Redeemable Class A Ordinary Shares, Basic and Diluted	20,737,202	20,737,202

Basic and diluted earnings per share – Redeemable Class A Ordinary Shares	$0.00	$0.00

Non-Redeemable Class B Ordinary Shares
Numerator: Net Income (Loss) minus Redeemable Net Earnings Net Income (Loss)	$21,269,658	$(12,401,958)
Redeemable Net Earnings	(7,525)	(17,229)

Non-Redeemable Net Income (Loss)	$21,262,133	$(12,419,187)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares Non-Redeemable Class B Ordinary Shares, Basic and Diluted (1)	5,184,300	5,184,300

Basic and diluted earnings (loss) per share – Non-Redeemable Class B Ordinary Shares	$4.10	$(2.40)

(1)	As of June 30, 2021, basic and diluted shares are the same as there are no non-redeemable securities that are dilutive to the Company’s ordinary shareholders.
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
JUNE 30, 2021

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s condensed consolidated balance sheets, primarily due to their short-term nature, with the exception of the warrant liabilities (see Note 9).
Recent Accounting Standards
I
n August 2020, the FASB issued Accounting Standards Update No.
2020-06, “Debt—Debt
with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU
2020-06
removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU
2020-06
is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU
2020-06
effective as of January 1, 2021. The adoption of ASU
2020-06
did not have an impact on the Company’s financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.
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

1
3

VPC IMPACT ACQUISITION HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

Administrative Services Agreement
Commencing on September 25, 2020, the Company entered into an agreement to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000 in fees for these services. As of June 30, 2021 and December 31, 2020, $90,000 and $30,000
remained unpaid in the accrued expenses line item on the condensed balance sheets, respectively.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2021 and December 30, 2020, the Company had no outstanding borrowings under the Working Capital Loans.
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
voting shares of Bakkt Pubco.
Subscription Agreements
On January 11, 2021, concurrently with the execution of the Merger Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors” which include certain existing equityholders of the Company and Bakkt), pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 32,500,000 Bakkt

VPC IMPACT ACQUISITION HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
Pubco Class A Shares for an aggregate purchase price equal to $325,000,000 (the “PIPE Investment”). The PIPE Investment will be consummated immediately prior to the closing of the Merger Agreement. The Subscription Agreements provide for certain customary registration rights for the PIPE Investors. The Subscription Agreements will terminate with no further force and effect upon the earliest to occur of: (a) such date and time as the Merger Agreement is terminated in accordance with its terms; (b) the mutual written agreement of the parties to such Subscription Agreement; and (c) December 31, 2021
.
N
OTE 7 — SHAREHOLDERS’ EQUITY
P
reference Shares
—The Company is authorized to issue
1,000,000
preference shares with a par value of $
0.0001
per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June
30
,
2021
and December
31
,
2020
, there were
no
preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 4,665,186 and 3,424,991 Class A ordinary shares issued and outstanding, excluding 16,072,016 and 17,312,211 Class A ordinary shares subject to possible redemption, respectively.
Class
 B Ordinary Shares
—The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of June 30, 2021 and December 31, 2020, there were 5,184,300 Class B ordinary shares issued and outstanding.

1
5

VPC IMPACT ACQUISITION HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

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
basis.
NOTE 8 — WARRANTS LIABILITIES
At June 30, 2021 and December 31, 2020, there were 17,833,994 and 11,509,147 Public Warrants, respectively and 13,521,935 and 11,003,918 Private Placement Warrants respectively, outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five
years from the completion of a Business Combination or earlier upon redemption or liquidation.
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
Redemption of warrants when the price per Class
 A ordinary share equals or exceeds $18.00
.
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

1
6

VPC IMPACT ACQUISITION HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
Redemption of warrants when the price per Class
 A ordinary share equals or exceeds $10.00
.
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

1
7

VPC IMPACT ACQUISITION HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

NOTE 9 — FAIR VALUE MEASUREMENTS
T
he fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

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
At June 30, 2021 and December 31, 2020, assets held in the Trust Account were comprised of $207,393,442 and $207,376,213 in money market funds which are invested primarily in U.S. Treasury Securities, respectively. Through June 30, 2021, the Company did not withdraw any interest income from the Trust Account.
At June 30, 2021 and December 31, 2020, there were 10,368,601 Public Warrants and 6,147,440 Private Placement Warrants outstanding.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity
securities at June 30, 2021 and December 31, 2020 are as follows:

Description	June 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in Trust Account	$207,393,442	$207,393,442	$0	$0

Liabilities:
Warrant Liability – Public Warrants	$17,833,994	$17,833,994	$0	$0

Warrant Liability – Private Placement Warrants	$13,521,935	$0	$0	$13,521,935

Description	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and marketable securities held in Trust Account	$207,376,213	$207,376,213	$0	$0

Liabilities:
Warrant Liability – Public Warrants	$11,509,147	$11,509,147	$0	$0

Warrant Liability – Private Placement Warrants	$11,003,918	$0	$0	$11,003,918

The Warrants were accounted for as liabilities in accordance with ASC
815-40
and are presented within warrant liabilities on the accompanying condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the change in fair value of warrant liabilities in the condensed consolidated statement of operations
.

VPC IMPACT ACQUISITION HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
The Private Placement Warrants were valued using a Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Public Warrants as of each relevant date.
The following table presents the quantitative information regarding Level 3 fair value measurements:

	June 30, 2021	December 31, 2020
Stock price	$10.01	$10.08
Exercise price	$11.50	$11.50
Risk-free rate	0.87%	0.36%
Volatility	29.0%	25.0%
Term (in years)	5.0	5.0
Dividend yield	0.0%	0.0%
The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of January 1, 2021	$11,003,918
Change in fair value	12,110,456

Fair value as of March 31, 2021	$23,114,374
Change in fair value	9,592,439

Fair value as of June 30, 2021	$13,521,935

T
ransfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and six months ended June 30, 2021.
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

1
9

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

Results of Operations
We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering and entering into the Merger Agreement described above) nor generated any revenues to date. Our only activities from inception to June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination and entering into the Merger Agreement. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in a trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.
For the three months ended June 30, 2021, we had a net income of $21,269,658, which consisted of changes in fair value of warrant liability of $22,449,504 and interest earned on investments held in the Trust Account of $7,525, offset by general and administrative cost of $1,187,371.
For the six months ended June 30, 2021, we had a net loss of $12,401,958, which consisted of changes in fair value of warrant liability of $8,842,864, other income of $4,476 and interest earned on investments held in the Trust Account of $17,229, offset by general and administrative cost of $3,580,799.
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
For the six months ended June 30, 2021, net cash used in operating activities was $316,507, which consisted of our net loss of $12,401,958 affected by interest earned on investments of $17,229, changes in fair value of warrant liability of $8,842,864 and changes in operating assets and liabilities, which provided $3,259,816 of cash from operating activities.
At June 30, 2021, we had investments held in the Trust Account of $207,393,442. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
At June 30, 2021, we had cash of $861,171 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.
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

If the Business Combination is not consummated, the Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through one year from the date of these financial statements if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815.We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants was estimated using a Black-Scholes Option Pricing Model. For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Public Warrants as of each relevant date.
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
Net Income (Loss) Per Ordinary Share
We apply the
two-class
method in calculating earnings per share. Net income (loss) per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net income (loss) per common share, basic and diluted for Class B non-redeemable
ordinary shares is calculated by dividing the net income (loss), less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable
ordinary shares outstanding for the periods presented.

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
filed on May 21, 2021) (the “Restatement”). In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting
Other than as described below, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the Restatement, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
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
Unregistered Sales of Equity Securities
None.
Use of Proceeds
For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this
Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURES.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.
ITEM 6. EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

Exhibit Number	Description

24*	Power of Attorney (included on signature page of this report).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

VPC IMPACT ACQUISITION HOLDINGS

Date: August 13, 2021		/s/ John Martin
	Name:	John Martin
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 13, 2021		/s/ Olibia Stamatoglou
	Name:	Olibia Stamatoglou
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)