Form 10-Q
period 2021-09-30
VPC Impact Acquisition Holdings
filed 2021-10-13
CIK 1820302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission file
number:001-39544

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

☒    No  ☐
Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definitions of “large, accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in
Rule12b-2of
the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2of
the Exchange Act).    Yes  ☒    No  ☐
As of October 13, 2021, there
were 20,737,202 Class A ordinary shares, $0.0001 par value and 5,184,300 Class B ordinary shares, $0.0001 par value, issued and outstanding.

VPC IMPACT ACQUISITION HOLDINGS
QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

Page
PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	3
Unaudited Condensed Consolidated Statements of Operations for the Three and Nine months Ended September 30, 2021 and for the period from July 31, 2020 (inception) through September 30, 2020	4
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine months Ended September 30, 2021 and for the period from July 31, 2020 (inception) through September 30, 2020	5
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2021 and for the period from July 31, 2020 (inception) through September 30, 2020	6
Notes to Condensed (unaudited) Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures about Market Risk	24
Item 4. Control and Procedures	24
PART II – OTHER INFORMATION	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	26
SIGNATURES	27

VPC IMPACT ACQUISITION HOLDINGS
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$708,642	$1,177,678
Prepaid expenses	134,813	234,959

Total Current Assets	843,455	1,412,637
Cash and investments held in Trust Account	207,396,111	207,376,213

TOTAL ASSETS	$208,239,566	$208,788,850

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$6,144,562	$893,415
Accrued offering costs	—	2,230

Total Current Liabilities	6,144,562	895,645
Warrant liabilities	29,599,970	22,513,065
Deferred underwriting fee payable	7,258,021	7,258,021

Total Liabilities	43,002,553	30,666,731

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 20,737,202 shares at $10.00 per share as of September 30, 2021 and December 31, 2020	207,372,020	207,372,020
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized at September 30, 2021 and December 31, 2020	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,184,300 shares issued and outstanding at September 30, 2021 and December 31, 2020	518	518
Additional paid-in capital	—	—
Accumulated deficit	(42,135,525)	(29,250,419)

Total Shareholders’ Deficit	(42,135,007)	(29,249,901)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$208,239,566	$208,788,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

VPC IMPACT ACQUISITION HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended September 30,	Nine months Ended September 30,	For the Period from July 31, 2020 (Inception) through September 30,
	2021	2021	2020
General and administrative expenses	$2,241,776	$5,822,575	$17,543

Loss from operations	(2,241,776)	(5,822,575)	(17,543)
Other income (expense):
Other Income	—	4,476	—
Interest earned on investments held in Trust Account	2,669	19,898	164
Change in fair value of warrant liabilities	1,755,959	(7,086,905)	(2,260,000)
Offering costs—warrants	—	—	(754,990)

Total other income (expense), net	1,758,628	(7,062,531)	(3,014,826)

Net loss	$(483,148)	$(12,885,106)	$(3,032,369)

Weighted average shares outstanding of Class A ordinary shares	20,737,202	20,737,202	20,000,000

Basic and diluted net loss per share, Class A	$(0.02)	$(0.50)	$(0.12)

Weighted average shares outstanding of Class B ordinary shares	5,184,300	5,184,300	5,184,300

Basic and diluted net loss per share, Class B	$(0.02)	$(0.50)	$(0.12)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VPC IMPACT ACQUISITION HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount

Balance – January 1, 2021	—	$—	5,184,300	$518	$—	$(29,250,419)	$(29,249,901)
Net loss	—	—	—	—	—	(33,671,616)	(33,671,616)

Balance – March 31, 2021	—	$—	5,184,300	$518	$—	$(62,922,035)	$(62,921,517)
Net income	—	—	—	—	—	21,269,658	21,269,658

Balance – June 30, 2021	—	$—	5,184,300	$518	$—	$(41,652,377)	$(41,651,859)
Net loss	—	—	—	—	—	(483,148)	(483,148)

Balance – September 30, 2021	—	$—	5,184,300	$518	$—	$(42,135,525)	$(42,135,007)

FOR THE PERIOD FROM JULY 31, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount

Balance – July 31, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Accretion for Class A ordinary shares to redemption amount		—			(24,425)	(23,521,731)	(23,546,156)
Forfeiture of Founder Shares	—	—	(565,700)	(57)		57	—
Net loss	—	—	—	—	—	(3,032,369)	(3,032,369)
Balance – September 30, 2020	—	$—	5,184,300	$518	$—	$(26,554,043)	$(26,553,525)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VPC IMPACT ACQUISITION HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months Ended September 30, 20 21	For the Period from July 31, 2020 (Inception) Through September 30, 2020
Cash Flows from Operating Activities:
Net loss	$(12,885,106)	$(3,032,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	7,086,905	2,260,000
Formation cost paid by Sponsor in exchange for issuance of founder shares	—	6,606
Interest earned on investments held in Trust Account	(19,898)	(164)
Transaction costs allocated to warrants	—	754,990
Changes in operating assets and liabilities:
Prepaid expenses	100,146	(278,363)
Accounts payable and accrued expenses	5,248,917	—

Net cash used in operating activities	(469,036)	(289,300)

Cash Flows from Investing Activities:
Investment of cash into T rust Account	—	(200,000,000)

Net cash used in investing activities	—	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discount paid	—	196,000,000
Proceeds from sale of Private Placement Units	—	6,000,000
Payment of offering costs	—	(397,793)
Repayment of promissory note – related party	—	(82,729)

Net cash provided by financing activities	—	201,519,478

Net Change in Cash	(469,036)	1,230,178
Cash – Beginning of period	1,177,678	—

Cash – End of period	$708,642	$1,230,178

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$2,230

Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$18,394

Offering costs paid through promissory note	$—	$82,729

Initial classification of Class A ordinary shares subject to possible redemption	$—	$207,372,020

Deferred underwriting fee payable	$—	$7,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

VPC IMPACT ACQUISITION HOLDINGS
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
On January 11, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Pylon Merger Company LLC, a Delaware limited liability company and a direct wholly owned subsidiary of the Company (“Merger Sub”), and Bakkt Holdings, LLC, a Delaware limited liability company (“Bakkt”), a transformative digital asset marketplace launched in 2018 by Intercontinental Exchange, Inc. (“ICE”) and a group of investors and strategic partners (see Note 7).
The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of September 30, 2021, the Company had not commenced any operations. All activity from inception through September 30, 2021 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
Transaction costs charged to equity amounted to $11,906,607, consisting of $4,147,440 of underwriting fees, $7,258,021 of deferred underwriting fees and $501,146 of other offering costs.
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
SEPTEMBER 30, 2021

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
In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.00 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriters of the Initial

VPC IMPACT ACQUISITION HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as ame
n
ded (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Going Concern Consideration
As of September 30, 2021, the Company had approximately $709,000 in its operating bank accounts and working capital deficit of approximately $5.3 million.
Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through a contribution of $25,000 from Sponsor to cover for certain formation and offering costs in exchange for the issuance of the Founder Shares, the loan of up to $300,000 from the Sponsor pursuant to the Note (see Note 6), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Note was repaid on September 25, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.
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
NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should revise its previously reported financial statements. The Company determined, at the closing of the Company’s Initial Public Offering and shares sold pursuant to the exercise of the underwriters’ overallotment, it had improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A ordinary shares.
In connection with the change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares share pro rata in the income (loss) of the Company.
There has been no change in the Company’s total assets, liabilities or operating results.
The impact of the revision on the Company’s financial statements is reflected in the following table.

Balance Sheet as of December 31, 2020 (audited)	As Previously Reported	Adjustment	As Revised
Class A ordinary shares subject to possible redemption	$173,122,110	$34,249,910	$207,372,020
Class A ordinary shares	$343	$(343)	$—
Additional paid-in capital	$9,860,338	$(9,860,338)	$—
Accumulated deficit	$(4,861,190)	$(24,389,229)	$(29,250,419)
Total Shareholders’ Equity (Deficit)	$5,000,009	$(34,249,910)	$(29,249,901)

Statement of Cash Flows for the Period of July 31, 2020 through September 30, 2020 (unaudited)
Initial classification of Class A ordinary shares subject to possible redemption	$168,557,240	$31,442,760	$200,000,000
Change in value of Class A ordinary shares subject to possible redemption	(110,770)	110,770	—
NOTE 3—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
as filed with the SEC on May 21, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future interim periods.
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

VPC IMPACT ACQUISITION HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

Use of Estimates
The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

VPC IMPACT ACQUISITION HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.
Investments held in Trust Account
The Company’s portfolio of investments held in trust is comprised solely of investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest earned on marketable securities held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statements of operations. The fair value of the Private Placement Warrants was estimated using a Black-Scholes Option Pricing Model (see Note 10). For periods subsequent to the detachment of the Public Warrants from the Units, the close price of the Public Warrant price was used as the fair value of the Public Warrants as each relevant date.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021 and December 31, 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheets
.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.
At September 30, 2021 and December 31, 2020, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$207,372,020
Less:
Proceeds allocated to Public Warrants	$(13,275,495)
Class A ordinary shares issuance costs	$(11,138,216)
Plus:
Accretion of carrying value to redemption value	$24,413,711

Class A ordinary shares subject to possible redemption	$207,372,020

Offering Costs
Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $11,906,606, of which $11,138,216 were charged to shareholders’ equity upon the completion of the Initial Public Offering and $768,391 were expensed to the condensed consolidated statements of operations.
Income Taxes
The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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

VPC IMPACT ACQUISITION HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

Net Income (Loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,516,041 Class A ordinary shares in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.
The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		For the Period from July 31, 2020 (Inception) Through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(368,518)	$(96,630)	$(10,308,085)	$(2,577,021)	$(2,408,142)	$(624,227)
Denominator:
Basic and diluted weighted average shares outstanding	20,737,202	5,184,300	20,737,202	5,184,300	20,000,000	5,184,300

Basic and diluted net loss per ordinary share	$(0.02)	$(0.02)	$(0.50)	$(0.50)	$(0.12)	$(0.12)

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

VPC IMPACT ACQUISITION HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as finan
c
ial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s condensed consolidated balance sheets, primarily due to their short-term nature, with the exception of the warrant liabilities (see Note 10).
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update
No.2020-06, “Debt—Debt
with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”
(“ASU2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU2020-06 effective as of January 1, 2021. The adoption of ASU2020-06 did not have an impact on the Company’s condensed consolidated
financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.
NOTE 4—INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units, at a purchase price of $10.00 per Unit. In connection with the underwriters’ partial exercise of the over-allotment option on October 1, 2020, the Company sold an additional 737,202 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one
-half
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share (see Note 9).
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

VPC IMPACT ACQUISITION HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

Administrative Services Agreement
Commencing on September 25, 2020, the Company entered into an agreement to pay the Sponsor up to $10,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of a Business Combination or its liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021 and for the period from July 31, 2020 (inception) through September 30, 2020, the Company incurred $30,000, $90,000 and $0 in fees for these services, respectively. As of September 30, 2021 and December 31, 2020, $110,000 and $30,000 remained unpaid in the accrued expenses line item on the condensed balance sheets, respectively.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2021 and December 30, 2020, the Company had no outstanding borrowings under the Working Capital Loans.
NOTE 7—COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
global pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed
consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Merger Agreement, the “Proposed Transaction”): (i) at the closing of the transactions contemplated by the Merger Agreement, Merger Sub will merge (the “Merger”) with and into Bakkt, the separate corporate existence of Merger Sub will cease and Bakkt will be the surviving limited liability company, to be renamed Bakkt Opco Holdings, LLC (“Bakkt Opco”); (ii) immediately prior to the closing of the PIPE Investment and the effective time of the Merger, the Company will be renamed “Bakkt Holdings, Inc.” (referred to hereinafter as “Bakkt Pubco”); and (iii) as a result of the Merger, the aggregate consideration to be received in respect of the Merger by all of the Bakkt interest holders will be an aggregate of 208,200,000 common units of Bakkt Opco (“Bakkt Opco Units”) and 208,200,000 shares of class V common stock of Bakkt Pub
c
o, which will be
non-economic,
voting shares of Bakkt Pubco.
Subscription Agreements
On January 11, 2021, concurrently with the execution of the Merger Agreement, the Company entered into subscription agreements (the “Subscription Agreements”) with certain investors (collectively, the “PIPE Investors” which include certain existing equity holders of the Company and Bakkt), pursuant to, and on the terms and subject to the conditions of which, the PIPE Investors have collectively subscribed for 32,500,000 Bakkt

VPC IMPACT ACQUISITION HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

Pubco Class A Shares for an aggregate purchase price equal to $325,000,000 (the “PIPE Investment”). The PIPE Investment will be consummated immediately prior to the closing of the Merger Agreement. The Subscription Agreements provide for certain customary registration rights for the PIPE Investors. The Subscription Agreements will terminate with no further force and effect upon the earliest to occur of: (a) such date and time as the Merger Agreement is terminated in accordance with its terms; (b) the mutual written agreement of the parties to such Subscription Agreement; and (c) December 31, 2021.
NOTE 8 — SHAREHOLDERS’ EQUITY
Preference Shares
—The Company is authorized to issue

1,000,000

preference shares with a par value of $0.0001

per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30,
2021

and December 31,

2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— At September 30, 2021
 and December 31, 2020
,
there were 20,737,202 Class A ordinary shares issued and outstanding, including Class A ordinary shares subject to possible redemption which are presented as temporary equity
..
Class
 B Ordinary Shares
—The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 5,184,300 Class B ordinary shares issued and outstanding.

VPC IMPACT ACQUISITION HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

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
basis.
NOTE 9 — WARRANTS LIABILITIES
At September 30, 2021 and December 31, 2020, the fair value of the Public Warrants was $16,694,484 and $11,509,147, respectively and the fair value of the Private Placement Warrants was $12,905,486 and $11,003,918 respectively. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
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
SEPTEMBER 30, 2021

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
SEPTEMBER 30, 2021

NOTE 10 — FAIR VALUE MEASUREMENTS
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
At September 30, 2021 and December 31, 2020, assets held in the Trust Account were comprised of $207,396,111 and $207,376,213 in money market funds which are invested primarily in U.S. Treasury Securities, respectively. Through September 30, 2021, the Company did not withdraw any interest income from the Trust Account.
At September 30, 2021 and December 31, 2020, there were 10,368,601 Public Warrants and 6,147,440 Private Placement Warrants outstanding.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity
securities at September 30, 2021 and December 31, 2020 are as follows:

Description	September 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and Investments held in Trust Account	$207,396,111	$207,396,111	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$16,694,484	$16,694,484	$—	$—

Warrant Liability – Private Placement Warrants	$12,905,486	$—	$—	$12,905,486

Description	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and Investments held in Trust Account	$207,376,213	$207,376,213	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$11,509,147	$11,509,147	$—	$—

Warrant Liability – Private Placement Warrants	$11,003,918	$—	$—0	$11,003,918

The Warrants were accounted for as liabilities in accordance with ASC815-40 and are presented within warrant liabilities on the accompanying condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the change in fair value of warrant liabilities in the condensed consolidated statements of operations.

VPC IMPACT ACQUISITION HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

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
The following table presents the quantitative information regarding Level 3 fair value measurements:

	September 30, 2021	December 31, 2020
Stock price	$10.11	$10.08
Exercise price	$11.50	$11.50
Risk-free rate	0.98%	0.36%
Volatility	27.0%	25.0%
Term (in years)	5.0	5.0
Dividend yield	0.0%	0.0%
The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private Placement
Fair value as of January 1, 2021	$11,003,918
Change in fair value	12,110,456

Fair value as of March 31, 2021	$23,114,374
Change in fair value	(9,592,439)

Fair value as of June 30, 2021	$13,521,935
Change in fair value	(616,449)

Fair value as of September 30, 2021	$12,905,486

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers between levels for the three and nine months ended September 30, 2021.
NOTE 11 — SUBSEQUENT EVENTS
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

Results of Operations
We have neither engaged in any operations (other than searching for a Business Combination after our Initial Public Offering and entering into the Merger Agreement described above) nor generated any revenues to date. Our only activities from inception to September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination and entering into the Merger Agreement. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating
income in the form of interest income on marketable securities held in a trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.
For the three months ended September 30, 2021, we had a net loss of $483,148, which consisted of general and administrative cost of $2,241,776, offset by interest earned on investments held in the Trust Account of $2,669 and change in fair value of warrant liability of $1,755,959.
For the nine months ended September 30, 2021, we had a net loss of $12,885,106, which consisted of changes in fair value of warrant liability of $7,086,905 and general and administrative cost of $5,822,575, offset by other income of $4,476 and interest earned on investment held in the Trust Account of $19,898.
For the period from July 31, 2020 (inception) through September 30, 2020, we had net loss of $3,032,369, which consisted of general and administrative cost of $17,543, transaction cost related to warrant liability of $754,990 and a change in fair value of warrant liability of $2,260,000, offset by interest earned on investments held in Trust Account of $164.
Liquidity and Capital Resources
Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor and loans from our Sponsor.
On September 25, 2020, we consummated the Initial Public Offering of 20,000,000 units (the” Units”), at a price of $10.00 per Unit, generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 6,000,000 warrants (the “Private Placement Warrants”) to the Sponsor at a price of $1.00 per Private Placement Warrant generating gross proceeds of $6,000,000.
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
For the nine months ended September 30, 2021, net cash used in operating activities was $469,036, which consisted of our net loss of $12,885,106 affected by interest earned on investments of $19,898, changes in fair value of warrant liability of $7,086,905 and changes in operating assets and liabilities, which provided $5,349,063 of cash from operating activities.
For the period from July 31, 2020 (inception) through September 30, 2020, net cash used in operating activities was $289,300, which consisted of our net loss of $3,032,369 affected by interest earned on investments of $164, changes in fair value of warrant liability of $2,260,000, formation costs of $6,606, transaction cost related to warrant liability of $754,990 and changes in operating assets and liabilities, which used $278,363 of cash from operating activities.
At September 30, 2021, we had investments held in the Trust Account of $207,396,111. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
At September 30, 2021, we had cash of $708,642 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.
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
Off-Balance
Sheet Financing Arrangements
We have no obligations, assets or liabilities, which would be considered off-balance
sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance
sheet arrangements. We have not entered into any
off-balance
sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial
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
Critical Accounting Policies
The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies.
Warrant Liabilities
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
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480. Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.
Net Income (Loss) Per Ordinary Share
Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU2020-06 effective as of January 1, 2021. The adoption of ASU2020-06 did not have an impact on the Company’s condensed consolidated financial statements.
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
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on
Form 10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.
Remediation of a Material weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.
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

Exhibit Number	Description

24*	Power of Attorney (included on signature page of this report).

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VPC IMPACT ACQUISITION HOLDINGS

Date: October 13, 2021		/s/ John Martin
	Name:	John Martin
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

Date: October 13, 2021		/s/ Olibia Stamatoglou
	Name:	Olibia Stamatoglou
	Title:	Chief Financial Officer (Principal Financial and Accounting Officer)