Form 10-K/A
period 2020-12-31
Bakkt Holdings, Inc.
filed 2021-12-08
CIK 1820302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 2)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-39544

Bakkt Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	98-1550750
(State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

10000 Avalon Boulevard, Suite 1000, Alpharetta, Georgia	30009
(Address of Principal Executive Offices)	(Zip Code)
(678)
534-5849
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	BKKT	The New York Stock Exchange
Warrants to purchase Class A Common Stock	BKKT WS	The New York Stock Exchange
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
As of November
30
, 2021, there were 57,164,266 shares of common stock, $0.0001 par value issued and outstanding.

EXPLANATORY NOTE
Bakkt Holdings, Inc., formerly known as VPC Impact Acquisition Holdings (the “Company”) is filing this Amendment No. 2 to its Annual Report on Form
10-K/A
for the year ended December 31, 2020 (the “Second Amendment”), as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2021 (the “Original Form
10-K”)
and as previously amended and restated by Amendment No. 1 thereto filed with the SEC on May 24, 2021 (“Amendment No. 1”)
This amended and restated report on Form
10-K/A
is presented as of the filing date of the Original Form
10-K
and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement as described below. Accordingly, this Amendment No. 2 on Form
10-K/A
should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Form
10-K.
The Company is filing this Second Amendment on Form
10-K/A
to reflect a restatement of the Company’s condensed financial statements for the year ended December 31, 2020.
On October 13, 2021, the Company filed its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2021 (the “Original Quarterly Report”), which noted the Equity Reclassification Adjustment, as further described below.
On October 15, 2021, the Company consummated the previously announced merger (the “Merger”) , among other transactions (the Merger and other transactions contemplated by the Merger Agreement, collectively the “Business Combination”), pursuant to that certain Agreement and Plan of Merger, dated as of January 11, 2021 (as amended, the “Merger Agreement”), by and among VIH, Pylon Merger Company LLC, a Delaware corporation and direct wholly owned subsidiary of the Company (“Merger Sub”), and Bakkt Opco Holdings, LLC, a Delaware limited liability corporation (f/k/a Bakkt Holdings, LLC) (“Opco”).
On October 18, 2021, the trading day following the Closing Date, the Company’s Class A common stock and warrants began trading on the NYSE under the symbols “BKKT” and “BKKT WS,” respectively. The Company’s public units automatically separated into their component securities upon consummation of the Business Combination and, as a result, no longer trade as a separate security and were delisted from NASDAQ.
Unless stated otherwise, this report contains information about the Company before the consummation of the Business Combination. References to the “Company” in this report refer to Bakkt Holdings, Inc. before the consummation of the Business Combination. All other capitalized but undefined terms in this Explanatory Note have the meanings ascribed to such terms elsewhere within this Second Amendment.
Background of Restatement
All of the shares held by the Company’s public shareholders (the “Public Shares”) contain a redemption feature, which provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. ASC
480-10-S99-3A
provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC
480-10-25-6(b)
provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, Management has identified errors made in the historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly classified its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, Management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, Management has noted a reclassification adjustment related to temporary equity and permanent equity in the Original Quarterly Report (the “Equity Reclassification Adjustment”).
Following the filing of the Original Quarterly Report, the Company’s Management, together with the Audit Committee, re-evaluated
the materiality of the reclassification and whether the reclassification adjustment related to temporary equity and permanent equity should be restated as of the Initial Public Offering date and the next two subsequent reporting periods. Following such re-evaluation,
the Company’s Management, together with the Audit Committee determined that the Company’s financial statements and other financial data as of the Initial Public Offering Form 8-K and as of December 31, 2020 should be restated through the filing of this Second Amendment on Form
10-K/A.
The financial statements as of December 31, 2020 have been restated in Note 2 of this Second Amendment, with the restatements resulting in a change in the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A ordinary shares. Further, due to change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss). On November 22, 2021, the Company filed a report on Form
8-K
disclosing the
non-reliance
on the financial statements included in, among other things, Amendment No. 1.
The financial information that has been previously filed or otherwise reported for the year ended December 31, 2020 is superseded by the information in this Second Amendment on Form
10-K/A,
and the (i) condensed consolidated audited financial statements and related financial information contained in Amendment No. 1, and (ii) condensed consolidated unaudited financial statements for the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021 included in the Company’s

Quarterly Reports on Form
10-Q
filed on May 24, 2021, August 13, 2021 and October 13, 2021, respectively (the periods referred to in (i) and (ii), collectively, the “Affected Periods”), should no longer be relied upon.
Internal Control Considerations
In connection with the restatement, management has
re-evaluated
the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2020. Management has concluded that, in light of the errors described above, and the filing of this Second Amendment, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as a result thereof. As a result of the Business Combination, the Company has a new Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer as of the Closing Date. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to the Company’s financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex accounting standards for financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 9A, “Controls and Procedures” of this Second Amendment.
We are filing this Second Amendment to amend and restate Amendment No. 1 with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatements:
Part I, Item 1A. Risk Factors
Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II, Item 8. Financial Statements and Supplementary Data
Part II, Item 9A Controls and Procedures
In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form
10-K/A
(Exhibits 31.1, 31.2, 32.1 and 32.2).
Except as described above, no other information included in the Annual Report on Form
10-K/A
of the Company as of and for the period ended December 31, 2020, as initially filed with the SEC on March 31, 2021 (the “Original Filing”) and as subsequently amended and restated by Amendment No. 1, is being amended or updated by this Second Amendment and, other than as described herein, this Second Amendment does not purport to reflect any information or events subsequent to the Original Filing, as amended. We have not amended our previously filed Quarterly Report on Form
10-Q
for the period affected by the restatement or our previously filed balance sheet, dated September 25, 2020, on Form
8-K. This
Second Amendment continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing, as amended. Accordingly, this Second Amendment should be read in conjunction with the Original Filing, as amended, and with the Company’s filings with the SEC subsequent to the Original Filing.

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
On September 25, 2020, we consummated a $200,000,000 initial public offering (the “Public Offering”) consisting of $10.00 per unit (“Unit”). Each Unit consists of one Class A ordinary shares, $0.0001 par value (the “Class A ordinary shares”) and one-half
of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A common share at a price of $11.50 per share. Simultaneously, with the closing of the Public Offering, the Company consummated a $6,000,000 private placement (the “Private Placement”) of an aggregate of 6,000,000 warrants (“Sponsor Warrants”) at a price of $1.00 per warrant. The Sponsor Warrants are identical to the Public Warrants sold as part of the Units in the Public Offering except that, so long as they are held by the Sponsor or its permitted transferees, (i) they are not redeemable by us, (ii) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of the Company’s initial Business Combination and (iii) they may be exercised by the holders on a cashless basis.
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
The rules of Nasdaq require that we must consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement, including the Merger Agreement, in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination and has made such determination in connection with Proposed Transaction. If our board of directors is not able to independently determine the fair market value of our initial business combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm which is a member of FINRA or a valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. In addition, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.
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
If we seek shareholder approval, as we expect to do in connection with the Proposed Transaction, we will complete our initial business combination only if a majority of the outstanding ordinary shares are voted in favor of such transaction. In such case, our initial shareholders have agreed to vote their founder shares, private placement shares and any public shares purchased during or after the initial public offering, in favor of our initial business combination. Each public shareholder may elect to redeem its public shares irrespective of whether they vote for or against such initial business combination, including the Proposed Transaction. In addition, our initial shareholders have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares they may hold in connection with the consummation of the initial business combination.
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
Redemption of public shares and liquidation if no initial business combination is completed
Our amended and restated memorandum and articles of association provides that we will have until twenty-four (24) months from the closing of our initial public offering, or September 25, 2022, to complete our initial business combination. If we are unable to complete our initial business combination by September 25, 2022, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by September 25, 2022.

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

•
Your only opportunity to affect the investment decision regarding a potential business combination, including the Proposed Transaction, may be limited to the exercise of your right to redeem your shares from us for cash.

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
If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined in the section of this prospectus captioned “Taxation—United States Federal Income Tax Considerations—U.S. Holders”) of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the
PFIC start-up exception
see the section of this report captioned “
Taxation—United
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

After the Proposed Transaction or another initial business combination is completed, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.
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

We are attempting to complete the Proposed Transaction with Bakkt, a private company, and if we do not complete the Proposed Transaction, we may attempt to complete another initial business with a private company, about which little information is available, which may result in a business combination with Bakkt or another company that is not as profitable as we suspected, if at all.
We are attempting to complete the Proposed Transaction with Bakkt, a privately held company. In pursuing our business combination strategy if we do not complete the Proposed Transaction, we may seek to effectuate another initial business combination with a different privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with Bakkt or another company that is not as profitable as we suspected, if at all.
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
Our letter agreement with our Sponsor, officers and directors contains provisions relating to transfer restrictions of our founder shares and private placement warrants, indemnification of the Trust Account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval (although releasing the parties from the restriction not to transfer the founder shares for 185 days following the date of our initial public offering will require the prior written consent of the underwriters). While we do not expect our board to approve any amendment to the letter agreement prior to the completion of the Proposed Transaction or another initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.
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

Risks Relating to the Post-Business Combination Company
Subsequent to our completion of the Proposed Transaction or another initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.
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
The officers and directors of Bakkt, or another acquisition candidate, may resign upon completion of the Proposed Transaction or another initial business combination. The loss of Bakkt’s or another business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.
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
Although the Proposed Transaction is structured so that the post-transaction company in which our public shareholders own shares will own 100% of the equity interests of the target, if we do not complete the Proposed Transaction, we may structure another initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns

50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not maintain control of the target business. If the Proposed Transaction is completed, our shareholders immediately prior to such transaction will own less than a majority of the post-business combination enity’s outstanding shares subsequent to such transaction.
We may have a limited ability to assess the management of Bakkt or another prospective target business and, as a result, may effect the Proposed Transaction or another initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.
When evaluating the desirability of effecting the Proposed Transaction or another initial business combination with a prospective target business, our ability to assess Bakkt’s or such othertarget business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of Bakkt’s or such othertarget business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should Bakkt’s or such other target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the Proposed Transaction or other initial business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Proposed Transaction or other initial business combination contained an actionable material misstatement or material omission.
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
If we do not complete the Proposed Transaction, and instead complete another initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects may be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

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
Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed The Proposed Transaction or another initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man
insurance on the life of, any of our directors or executive officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.
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
Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that (a) the terms of the warrants may be amended without the consent of any holder for the purpose of curing any ambiguity, to correct any defective provision or mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the prospects for the Company’s initial public offering, (ii) adjusting the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement (or iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights provided that
, the approval of the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder of public warrants if holders of at least 50%% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.
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
As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash
gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash
gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our ordinary shares. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as liability, which may make it more difficult for us to consummate an initial business combination with a target business.
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
As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related the accounting for complex financial instruments. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. The material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, Class A Common Stock subject to possible redemption, additional paid-in
capital, accumulated deficit, and earnings per share and related financial disclosures as of and for the period ended December 31, 2020 (the “Affected Period”).

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
As discussed elsewhere in this Annual Report, we identified a material weakness in our internal controls over financial reporting related the accounting for complex financial instruments.

As a result of such material
weakness
, the restatement of our financial statements for the Affected Period, the change in accounting for the warrants, the change in classification of the Class A Ordinary Shares, and other matters raised or that may in the future be raised by the SEC, we may face potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our consolidated financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business and results of operations and financial condition.
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
Holders
As of March 19, 2021, there was one holder of record of our units, one holder of record of our Class A ordinary shares and two holders of record of our warrants.
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
This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of December 31, 2020. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our ordinary shares subject to possible redemption. We previously determined the ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, Management concluded that the redemption value should include all ordinary shares subject to possible redemption, resulting in the ordinary shares subject to possible redemption being equal to their redemption value. As a result, Management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and ordinary shares. Further, due to change in presentation for the Class A ordinary shares subject to redemption, the company also revised its earnings per share calculation to allocate net income (loss) evening to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.
In connection with the restatement, our management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that its disclosure controls and procedures for such periods were not effective with respect to the accounting for complex financial instruments. For more information, see Item 9A included in this report on Form
10-K/A.
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
As of October 15, 2021, substantial doubt about our ability to continue as a going concern was alleviated due to the closing of a business combination.
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
Opinion on the Financial Statements
We have audited the accompanying balance sheet of VPC Impact Acquisition Holdings (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from July 31, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 31, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Restatement of Financial Statements
As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.
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
New York, New York
May 21, 2021, except for the effects of the restatement disclosed in Note 2 and the subsequent event disclosed in Note 11 paragraph
5
, as to which the date is December 7, 2021

VPC IMPACT ACQUISITION HOLDINGS
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2020
AS RESTATED

ASSETS
Current assets
Cash	$1,177,678
Prepaid expenses	234,959

Total Current Assets	1,412,637
Cash and marketable securities held in Trust Account	207,376,213

TOTAL ASSETS	$208,788,850

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Liabilities
Current liabilities
Accrued expenses	$893,415
Accrued offering costs	2,230

Total Current Liabilities	895,645
Deferred underwriting fee payable	7,258,021
Warrant liabilities	22,513,065

Total Liabilities	30,666,731

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 20,737,202 shares issued and outstanding at a redemption value of $10.00 per share	207,372,000
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized at December 31, 2020	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,184,300 shares issued and outstanding	518
Additional paid-in capital	—
Accumulated deficit	(29,250,419)

Total Shareholders’ Deficit	(29,249,901)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$208,788,850

The accompanying notes are an integral part of these consolidated financial statements.

VPC IMPACT ACQUISITION HOLDINGS
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JULY 31, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
AS RESTATED

Formation and operating costs	$1,006,862

Loss from operations	(1,006,862)
Other income:
Interest earned on marketable securities held in Trust Account	4,193
Transaction Costs allocable to warrant liabilities	(768,391)
Change in fair value of warrant liabilities	(3,090,130)

Net Loss	$(4,861,190)

Weighted average shares outstanding of Class A	13,429,289

Basic and diluted net income per share, Class A	$(0.26)

Weighted average shares outstanding of Class B	5,111,809

Basic and diluted net loss per share, Class B	$(0.26)

The accompanying notes are an integral part of these consolidated financial statements.

VPC IMPACT ACQUISITION HOLDINGS
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD FROM JULY 31, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
AS RESTATED

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—July 31, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Forfeiture of 565,700 Sponsor shares	—	—	(565,700)	(57)		—	—
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	(24,425)	(24,389,286)	(24,413,711)
Ordinary shares subject to possible redemptio n	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(4,861,190)	(4,861,190)

Balance—December 31, 2020	—	$—	5,184,300	$518	$—	$(29,250,419)	$(29,249,901)

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
Following the closing of the Initial Public Offering on September 25, 2020 and the partial exercise of the underwriter’s over-allotment on October 1, 2020, an amount of $
207,372,020
($
10.00
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
As of October 15, 2021, substantial doubt about our ability to continue as a going concern related to the date for mandatory liquidation and dissolution was alleviated due to the closing of the business combination.
NOTE 2—RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
The Company concluded it should restate its previously issued financial statements by amending Amendment No. 1 to its Annual Report on Form
10-K/A,
filed with the SEC on May 24, 2021, to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph
10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Also, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial statements to present all redeemable Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The Company’s previously filed financial statements that contained the error were initially reported in the Company’s Form
8-K
filed with the SEC on October 1, 2020 (the
“Post-IPO
Balance Sheet”), the Company’s Form
10-Q
for the quarterly period ended September 30, 2020, and the Company’s Annual Report on
10-K
for the annual period ended December 31, 2020, which were previously restated in the Company’s Amendment No. 1 to its Form
10-K
as filed with the SEC on May 24, 2021, as well as the Form
10-Qs
for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Periods”). These financial statements restate the Company’s previously issued audited and unaudited financial statements covering the periods through December 31, 2020. The quarterly periods ended March 31, 2021 and June 30, 2021 will be restated in the Company’s Form 10-Q/A for the quarterly period ended September 30, 2021. Please see Note 3 and Note 8, which have been updated to reflect the restatement of the financials contained in this annual report.

VPC IMPACT ACQUISITION HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)
DECEMBER 31, 2020

Balance Sheet as of September 25, 2020 (audited)	As Reported As Previously Restated in 10-K/A Amendment No. 1	Adjustment	As Restated
Class A ordinary shares subject to possible redemption	$168,557,240	$31,442,760	$200,000,000
Class A ordinary shares	$314	$(314)	$—
Additional paid-in capital	$7,920,772	$(7,920,772)	$—
Accumulated deficit	$(2,921,596)	$(23,521,674)	$(26,443,270)
Total shareholders’ equity (deficit)	$5,000,008	$(31,442,760)	$(26,442,752)
Number of shares subject to redemption	16,855,724	3,144,276	20,000,000
Balance Sheet as of September 30, 2020 (unaudited)
Class A ordinary shares subject to possible redemption	$168,446,470	$31,553,530	$200,000,000
Class A ordinary shares	$316	$(316)	$—
Additional paid-in capital	$8,031,540	$(8,031,540)	$—
Accumulated deficit	$(3,032,369)	$(23,521,674)	$(26,554,043)
Total shareholders’ equity (deficit)	$5,000,005	$(31,553,530)	$(26,553,825)
Number of shares subject to redemption	16,844,647	3,155,353	20,000,000
Balance Sheet as of December 31, 2020 (audited)
Class A ordinary shares subject to possible redemption	$173,122,110	$34,249,910	$207,372,020
Class A ordinary shares	$343	$(343)	$—
Additional paid-in capital	$9,860,338	$(9,860,338)	$—
Accumulated deficit	$(4,861,190)	$(24,389,229)	$(29,250,419)
Total shareholders’ equity (deficit)	$5,000,009	$(34,249,910)	$(29,249,901)
Number of shares subject to redemption	17,312,211	3,424,991	20,737,202
Statement of Cash Flows for the period from July 31, 2020 (Inception) through September 30, 2020 (unaudited)
Initial classification of Class A ordinary shares subject to possible redemption	$168,557,240	$(168,557,240)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(110,770)	$(110,770)	$—
Statement of Cash Flows for the period from July 31, 2020 (Inception) through December 31, 2020 (audited)
Initial classification of Class A ordinary shares subject to possible redemption	$174,833,010	$(174,833,010)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(1,760,900)	$1,760,900	$—

VPC IMPACT ACQUISITION HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)
DECEMBER 31, 2020

Statement of Operations for the period from July 31, 2020 (Inception) through September 30, 2020 (unaudited)
Weighted average shares outstanding, Class A ordinary shares	20,000,000	(17,966,102)	2,033,898
Basic and diluted net income per share, Class A ordinary shares	$—	$(0.43)	$(0.43)
Weighted average shares outstanding, Class B ordinary shares	5,184,300	(184,300)	5,000,000
Basic and diluted net loss per share, Class B ordinary shares	$(0.58)	$0.15	$(0.43)
Statement of Operations for the period from July 31, 2020 (Inception) through December 31, 2020 (audited)
Weighted average shares outstanding, Class A ordinary shares	20,737,202	(7,307,913)	13,429,289
Basic and diluted net income per share, Class A ordinary share s	$—	$(0.26)	$(0.26)
Weighted average shares outstanding, Class B ordinary shares	5,184,300	(72,491)	5,111,809
Basic and diluted net loss per share, Class B ordinary shares	$(0.94)	$0.68	$(0.26)

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
As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s consolidated financial statements for the year ended December 31, 2020 (collectively, the “Affected Period”), are restated in this Annual Report on Form
10-K/A
(Second Amendment) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s Class A ordinary shares subject to possible redemption in the Company’s previously issued audited and unaudited condensed consolidated financial statements for such periods. The restated consolidated financial statements are indicated as “Restated” in the audited consolidated financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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
Class A Ordinary Shares Subject to Possible Redemption (Restated)
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed consolidated balance sheets.
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
paid-in
capital and accumulated deficit.
At December 31, 2020, the Class A ordinary shares reflected in the condensed balance sheets are reconciled in the following table:

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
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as a liability at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the consolidated statements of operations. The fair value of the public warrants were initially estimated using the Option Pricing Method with subsequent remeasurements utilizing the trading stock price, whereas the private warrants were estimated using a Option Pricing Method approach for all periods (see Note 10).

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
6,147,440
Private Placement Warrants are recognized as derivative liabilities in accordance with ASC
815-40.
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using an Option Pricing simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Black Scholes simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.
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
Net Income (Loss) Per Ordinary Share (Restated)
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
The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 16,516,041 Class A ordinary shares in the aggregate. As of December 31, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net loss per ordinary share is the same as basic net loss per ordinary share for the periods presented.

VPC IMPACT ACQUISITION HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)
DECEMBER 31, 2020

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	For The Period From July 31, 2020 (inception) through December 31,2020
	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(3,520,953)	$(1,340,237)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	13,429,289	5,111,809

Basic and diluted net loss per ordinary share	$(0.26)	$(0.25)

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

VPC IMPACT ACQUISITION HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)
DECEMBER 31, 2020

Recent Accounting Standards (Restated)
In August 2020, the FASB issued Accounting Standards
UpdateNo.2020-06,
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
NOTE 8—SHAREHOLDERS’ EQUITY (Restated)
Preference Shares
—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—At December 31, 2020, there were 20,737,202 Class A ordinary shares issued and outstanding, including Class A ordinary shares subject to possible redemption which are presented as temporary equity.
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

VPC IMPACT ACQUISITION HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)
DECEMBER 31, 2020

NOTE 9—WARRANTS
Warrants
—Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) one year from the closing of the Initial Public Offering. The Public Warrants will expire five years from the completion of a Business Combination or earlier upon redemption or liquidation.
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

•
if, and only if, the reported closing price of the Company’s Class A ordinary shares equals or exceeds $18.00 per share (as adjusted) for any 20 trading days within a
30
-trading
day period ending three trading days prior to the date on which the Company sends the notice of redemption to the warrant holders.

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
and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

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
NOTE 11—SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described below and in Note 2 (Restatement of Previously Issued Financial Statements), the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements, with the exception of the following matters:
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
The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Merger Agreement, the “Proposed Transaction”): (i) at the closing of the transactions contemplated by the Merger Agreement, Merger Sub will merge (the “Merger”) with and into Bakkt, the separate corporate existence

VPC IMPACT ACQUISITION HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)
DECEMBER 31, 2020

of Merger Sub will cease and Bakkt will be the surviving limited liability company, to be renamed Bakkt Opco Holdings, LLC (“Bakkt Opco”); (ii) immediately prior to the closing of the PIPE Investment and the effective time of the Merger, the Company will be renamed “Bakkt Holdings, Inc.” (referred to hereinafter as “Bakkt Pubco”); and (iii) as a result of the Merger, the aggregate consideration to be received in respect of the Merger by all of the Bakkt interest holders will be an aggregate of 208,200,000 common units of Bakkt Opco (“Bakkt Opco Units”) and 208,200,000 shares of class V common stock of Bakkt PubCo, which will be non-economic,
voting shares of Bakkt Pubco.
Subscription Agreements (Restated)
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
At a special meeting of stockholders on October 14, 2021 (the “Special Meeting”), the stockholders of the Company voted and approved Proposal Nos. 1 through 8, including the Bakkt Business Combination. On October 15, 2021, subsequent to the fiscal quarter ended September 30, 2021, the Company consummated the previously announced merger (the “Merger”), among other transactions (the Merger and other transactions contemplated by the Merger Agreement, collectively the “Business Combination”), pursuant to that certain Agreement and Plan of Merger, dated as of January 11, 2021 (as amended, the “Merger Agreement”), by and among the Company, Pylon Merger Company LLC, a Delaware corporation and direct wholly owned subsidiary of the Company (“Meger Sub”), and Bakkt Opco Holdings, LLC, a Delaware limited liability corporation (f/k/a Bakkt Holdings, LLC) (“Opco”).
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Second Amendment, our management re-evaluated,
with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule
13a-15(b)
under the Exchange Act. Due to a material weakness in our internal control over financial reporting over the accounting for complex financial instruments, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

VPC IMPACT ACQUISITION HOLDINGS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(RESTATED)
DECEMBER 31, 2020

Management’s Report on Internal Controls Over Financial Reporting
This Annual Report
on Form 10-K/A does
not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness that resulted in the restatement of our financial statements included in this Second Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Since the filing of Amendment No. 1, the Company completed the Business Combination with Bakkt, following which the Company appointed a new Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, among others. The post-Business Combination management team will provide enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom the Company can consult with regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
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
John Martin
, our Chairman and Chief Executive Officer, maintains over thirty years of investment experience and is a Senior Partner at VPC. Martin served as managing partner and co-CEO of
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
Gordon Watson
, our President and Chief Operating Officer, joined VPC in 2014 and is currently a Partner. Gordon is a member of VPC’s investment committee and helps lead our Fintech investing team. Gordon is the Investment Manager for VPC Specialty Lending Investments PLC (LSE: VSL), a VPC managed UK publicly listed investment trust focused on opportunities in the Fintech market. Previously, Gordon was a portfolio manager focused on distressed debt at GLG Partners, a London-based 31 billion multi-strategy hedge fund that concentrates on a diverse range of alternative investments. He joined GLG when it purchased Ore Hill Partners, a credit focused hedge fund where Gordon was a partner.
Olibia Stamatoglou
, our Chief Financial Officer, is the Chief Financial Officer and Chief Compliance Officer of VPC. Previously, Olibia served as vice president of finance at Valor Equity Partners where she managed firm and fund finance activities. Prior to Valor, she served as chief operating officer and chief financial officer of First National Assets, a specialty finance private equity group specializing in tax lien purchases and real estate owned ventures. She joined First National Assets from Aurora Investment Management where she progressed through several accounting roles. Mrs. Stamatoglou was recognized as one of Crain’s Notable Women in Finance for 2019.
Adrienne Harris
, a director, is currently a Professor of the Practice and a Gates Foundation Senior Research Fellow with the Center for Finance, Law and Policy at the University of Michigan. Ms. Harris advises fintech companies, incumbent financial institutions and large venture capital firms, and currently serves on the Board of Directors of Financial Health Network, Beneficial State Bank, and Homie, Inc. From 2017 to 2019, Ms. Harris served as Chief Business Officer and General Counsel at States Title, Inc., where she currently serves as Advisor. From 2015 to 2017, Ms. Harris served as Special Assistant to the President for Economic Policy at the National

Economic Council, where she spearheaded the development of the administration’s fintech strategy, chairing both the Interagency Fintech Working Group and the Administration’s Distributed Ledger Technology Task Force. From 2013 to 2015, Ms. Harris served as Senior Advisor to the Deputy Secretary at the U.S. Department of the Treasury. From 2008 to 2013, Ms. Harris was an Associate at Sullivan & Cromwell LLP. Ms. Harris received an M.B.A. from NYU Stern School of Business, a J.D. from Columbia University Law School, where she was a member of the Columbia Law Review, and a B.A. from Georgetown University, where she was a John Carrol Scholar and graduated with honors.
Kai Schmitz
, a director is currently a Partner at Amadeus Capital, where he focuses on growth stage investments in Emerging Markets, secondaries and Fintech investments. Mr. Schmitz currently serves on the Board of Directors of Koin (online point of sale financing), Minka (financial services cloud), Movii (digital bank), and RS2 (SaaS payment platform). From 2012 to 2019, Mr. Schmitz was Investment Lead Fintech and Regional Head Latin America at IFC, the World Bank’s private sector investment bank, where he was instrumental in building the Fintech portfolio to $600 million. From 2010 to 2012, Mr. Schmitz was a Senior Advisor at the World Bank’s Payment Systems Development Group, where he advised Central Banks and other government agencies on payment market infrastructure and regulation. Previously, Mr. Schmitz co-founded
two companies, a remittance company in London and a financial services business with operations in the U.S. and Latin America. Mr. Schmitz has also worked at law firms in Hamburg and London. Mr. Schmitz received a J.D. equivalent from University of Hamburg and an MBA from Henley Management College in the UK.
Kurt Summers
, a director, has twenty years of experience in both private and public sector finance. Mr. Summers is currently a Senior Advisor at both Blackstone and Ullico, where he provides insight and strategic direction around various investment opportunities and existing holdings. From 2014 to 2019, Mr. Summers served as Treasurer of the City of Chicago, where he managed the city’s more than $8 billion investment portfolio and served as a trustee or fiduciary of five local pension boards with nearly $25 billion under management. As Treasurer of Chicago, Mr. Summers and his team more than tripled the returns on the city’s portfolio, which now generates more than $100 million of incremental revenue to Chicago’s taxpayers, bondholders and other stakeholders each year. From 2012 to 2014, Mr. Summers served as Senior Vice President at Grosvenor Capital Management where he helped lead the firm’s strategy and business development efforts and served as a member of the Office of the Chairman. From 2010 to 2012, Mr. Summers served as Chief of Staff to the Cook County Board President where he was the architect of a turnaround of the second largest county in the country. From 2009 to 2010, Mr. Summers served as Managing Director at Ryan Specialty Group, an international specialty insurance organization. Mr. Summers began his career at McKinsey & Company, a preeminent global strategy-consulting firm, and also worked as an investment banker at Goldman Sachs. Mr. Summers received a BSBA in Finance and International Business with high honors from Washington University and an MBA from Harvard Business School.
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
Code of Business Conduct and Ethics
We adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. We will file a copy of our Code of Business Conduct and Ethics as an exhibit to the registration statement of which this prospectus is a part. You will be able to review this document by accessing our public filings at the SEC’s web site at
 www.sec.gov
. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us. See the section of this report entitled “Where You Can Find Additional Information.” If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments,
or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.
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
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the period from July 31, 2020 (inception) through December 31, 2020, and of services rendered in connection with our initial public offering, totaled $81,000.
Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end
financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay WithumSmith+Brown, PC any audit-related fees during the period from July 31, 2020 (inception) through December 31, 2020.
Tax Fees
. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay WithumSmith+Brown, PC any tax fees during the period from July 31, 2020 (inception) through December 31, 2020.
All Other Fees
. All other fees consist of fees billed for all other services. We did not pay WithumSmith+Brown, PC any other fees during the period from July 31, 2020 (inception) through December 31, 2020.

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

Date: December 7, 2021	Bakkt Holdings, Inc.

	By:	/s/ Gavin Michael
Name: Gavin Michael
Title: Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gavin Michael, Marc D’Annunzio and Andrew LaBenne, and each or any one of them, his or her true and lawful attorney-in-fact
and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form
10-K,
and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact
and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact
and agents, or any of them, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gavin Michael Gavin Michael	Chief Executive Officer, Director (principal executive officer)	December 7, 2021

/s/ Andrew LaBenne Andrew LaBenne	Chief Financial Officer (principal financial officer)	December 7, 2021

/s/ Karen Alexander Karen Alexander	Chief Accounting Officer (principal accounting officer)	December 7, 2021

/s/ Michelle Goldberg Michelle Goldberg	Director	December 7, 2021

/s/ David C. Clifton David C. Clifton	Director	December 7, 2021

/s/ Kristyn Cook Kristyn Cook	Director	December 7, 2021