Form 10-Q/A
period 2021-09-30
Bakkt Holdings, Inc.
filed 2021-12-08
CIK 1820302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
(Amendment No. 1)

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission
filenumber:001-39544

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
 Yes

☒    No  ☐
Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definitions of “large, accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule12b-2ofthe Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined inRule12b-2ofthe Exchange Act).    Yes  ☒    No  ☐
As of November
30
, 2021, there were 57,164,266 shares of common stock, $0.0001 par value issued and outstanding.

EXPLANATORY NOTE
Bakkt Holdings, Inc., formerly known as VPC Impact Acquisition Holdings (the “Company”) is filing this Amendment No. 1 to its Quarterly Report on Form
10-Q/A
for the three and nine month period ended September 30, 2021 (the “Amended Form
10-Q”
or
“10-Q/A”),
as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 13, 2021 (the “Original Form
10-Q”),
as further described below.
This amended and restated report on Form
10-Q/A
is presented as of the filing date of the Original Form
10-Q
and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement as described below. Accordingly, this Amended
Form10-Q/A
should be read in conjunction with our filings with the SEC subsequent to the date on which we filed the Original Form
10-Q.
The Company is filing this Amended Form
10-Q/A
to reflect a restatement of the Company’s condensed financial statements for the three months ended March 31, 2021, as of and for the three and six months ended June 30, 2021.
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
Unless stated otherwise, this report contains information about the Company before the consummation of the Business Combination. References to the “Company” in this report refer to Bakkt Holdings, Inc. before the consummation of the Business Combination. All other capitalized but unidentified terms in this Explanatory Note have the meanings ascribed to such terms elsewhere within this Amendment No. 1.
Background of Restatement
All of the shares held by the Company’s public shareholders (the “Public Shares”) contain a redemption feature which provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. ASC
480-10-S99-3A
provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC
480-10-25-6(b)
provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, management has identified errors made in the historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly classified its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value, while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, in the Original Quarterly Report management has noted a reclassification adjustment related to temporary equity and permanent equity as of September 30, 2021.
Following the filing of the Original Quarterly Report, the Company’s management, together with the Audit Committee, re-evaluated
the materiality of the reclassification and whether the reclassification adjustment related to temporary equity and permanent equity should be restated as of the Initial Public Offering date and the next two subsequent reporting periods. Following such re-evaluation,
the Company’s management, together with the Audit Committee determined that the Company’s financial statements and other financial data as of March 31, 2021 and June 30, 2021 should be restated through the filing of this Amended Form
10-Q.
The financial statements as of March 31, 2021 and as of June 30, 2021 have been restated in Note 2 of this Amended Form
10-Q,
with the restatements resulting in a change in the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A ordinary shares. Further, due to change in presentation for the Class A ordinary shares subject to redemption, the Company also revised its earnings per share calculation to allocate net income (loss) evenly to Class A and Class B ordinary shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss). On November 22, 2021, the Company filed a report on Form
8-K
disclosing the
non-reliance
on the financial statements included in the Original Quarterly Report the Form
10-Q
for the period ended March 31, 2021 filed on May 24, 2021 and the Form
10-Q
for the period ended June 30, 2021 filed on August 13, 2021.

The financial information that has been previously filed or otherwise reported for the period ended September 30, 2021 is superseded by the information in this Amended Form
10-Q,
and the financial statements and related financial information contained in the Original Quarterly Report, filed on October 12, 2021, including the filings for the Affected Periods should no longer be relied upon.
Internal Control Considerations
In connection with the restatement, management has
re-evaluated
the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. Management has concluded that, in light of the errors described above, and the filing of the Amended Form
10-Q,
a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as a result thereof. As a result of the Business Combination, the Company has a new Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer as of the Closing Date. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex accounting standards for financial instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Amended Form
10-Q.

VPC IMPACT ACQUISITION HOLDINGS
QUARTERLY REPORT ON
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021
TABLE OF CONTENTS

Page
PART 1 – FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	3
Unaudited Condensed Consolidated Statements of Operations for the Three and Nine months Ended September 30, 2021 and for the period from July 31, 2020 (inception) through September 30, 2020	4
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine months Ended September 30, 2021 and for the period from July 31, 2020 (inception) through September 30, 2020	5
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine months Ended September 30, 2021 and for the period from July 31, 2020 (inception) through September 30, 2020	6
Notes to Condensed (unaudited) Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures about Market Risk	27
Item 4. Control and Procedures	27
PART II – OTHER INFORMATION	28
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	29
Item 4. Mine Safety Disclosures	29
Item 5. Other Information	29
Item 6. Exhibits	29
SIGNATURES	30

VPC IMPACT ACQUISITION HOLDINGS
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$708,642	$1,177,678
Prepaid expenses	134,813	234,959

Total Current Assets	843,455	1,412,637
Cash and investments held in Trust Account	207,396,111	207,376,213

TOTAL ASSETS	$208,239,566	$208,788,850

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts payable and accrued expenses	$6,144,562	$893,415
Accrued offering costs	—	2,230

Total Current Liabilities	6,144,562	895,645
Warrant liabilities	29,599,970	22,513,065
Deferred underwriting fee payable	7,258,021	7,258,021

Total Liabilities	43,002,553	30,666,731

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 20,737,202 shares at $10.00 per share as of September 30, 2021 and December 31, 2020	207,372,020	207,372,020
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized at September 30, 2021 and December 31, 2020	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,184,300 shares issued and outstanding at September 30, 2021 and December 31, 2020	518	518
Additional paid-in capital	—	—
Accumulated deficit	(42,135,525)	(29,250,419)

Total Shareholders’ Deficit	(42,135,007)	(29,249,901)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$208,239,566	$208,788,850

The accompanying notes are an integral part of these condensed consolidated financial statements.

VPC IMPACT ACQUISITION HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended September 30,	Nine months Ended September 30,	For the Period from July 31, 2020 (Inception) through September 30,
	2021	2021	2020
General and administrative expenses	$2,241,776	$5,822,575	$17,543

Loss from operations	(2,241,776)	(5,822,575)	(17,543)
Other income (expense):
Other Income	—	4,476	—
Interest earned on investments held in Trust Account	2,669	19,898	164
Change in fair value of warrant liabilities	1,755,959	(7,086,905)	(2,260,000)
Offering costs—warrants	—	—	(754,990)

Total other income (expense), net	1,758,628	(7,062,531)	(3,014,826)

Net loss	$(483,148)	$(12,885,106)	$(3,032,369)

Weighted average shares outstanding of Class A ordinary shares	20,737,202	20,737,202	3,870,968

Basic and diluted net loss per share, Class A	$(0.02)	$(0.50)	$(0.34)

Weighted average shares outstanding of Class B ordinary shares	5,184,300	5,184,300	5,000,000

Basic and diluted net loss per share, Class B	$(0.02)	$(0.50)	$(0.34)

The accompanying notes are an integral part of these condensed consolidated financial statements.

VPC IMPACT ACQUISITION HOLDINGS
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount

Balance – January 1, 2021, as restated (see Note 2)	—	$—	5,184,300	$518	$—	$(29,250,419)	$(29,249,901)
Net loss	—	—	—	—	—	(33,671,616)	(33,671,616)

Balance – March 31, 2021, as restated (see Note 2)	—	$—	5,184,300	$518	$—	$(62,922,035)	$(62,921,517)
Net income	—	—	—	—	—	21,269,658	21,269,658

Balance – June 30, 2021, as restated (see Note 2)	—	$—	5,184,300	$518	$—	$(41,652,377)	$(41,651,859)
Net loss	—	—	—	—	—	(483,148)	(483,148)

Balance – September 30, 2021	—	$—	5,184,300	$518	$—	$(42,135,525)	$(42,135,007)

FOR THE PERIOD FROM JULY 31, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount	Shares	Amount

Balance – July 31, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Accretion for Class A ordinary shares to redemption amount		—			(24,425)	(23,521,731)	(23,546,156)
Forfeiture of Founder Shares	—	—	(565,700)	(57)		57	—
Net loss	—	—	—	—	—	(3,032,369)	(3,032,369)
Balance – September 30, 2020, as restated (see Note 2)	—	$—	5,184,300	$518	$—	$(26,554,043)	$(26,553,525)

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
T
he Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial
business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the Trust Account and not previously released to pay taxes, divided by the number of then issued and outstanding Public Shares.
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
A
s of October 15, 2021, substantial doubt about our ability to continue as a going concern related to the date for mandatory liquidation and dissolution was alleviated due to the closing of the business combination.
NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS
In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. The Company determined, at the closing of the Company’s Initial Public Offering and shares sold pursuant to the exercise of the underwriters’ overallotment, it had improperly valued its Class A ordinary shares subject to possible redemption. The Company previously determined the Class A ordinary shares subject to possible redemption to be equal to the redemption value of
$10.00 per Class A ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A ordinary shares issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A ordinary shares subject to possible redemption, resulting in the Class A ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A ordinary shares.
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
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form
10-Qs
for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report.
There has been no change in the Company’s total assets, liabilities or operating results.

VPC IMPACT ACQUISITION HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

T
he impact of the restatement on the Company’s financial statements is reflected in the following table:

	As Previously Reported	Adjustment	As Restated
Balance Sheet as of March 31, 2021 (unaudited)

Class A ordinary shares subject to possible redemption	$139,450,500	$67,921,520	$207,372,020
Class A ordinary shares	$679	$(679)	$—
Additional paid-in capital	$43,531,612	$(43,531,612)	$—
Accumulated deficit	$(38,532,806)	$(24,389,229)	$(62,922,035)
Total shareholders’ equity (deficit)	$5,000,003	$(67,921,520)	$(62,921,517)
Number of shares subject to redemption	13,945,050	6,792,152	20,737,202

Balance Sheet as of June 30, 2021 (unaudited)
Class A ordinary shares subject to possible redemption	$160,720,160	$46,651,860	$207,372,020
Class A ordinary shares	$467	$(467)	$—
Additional paid-in capital	$22,262,164	$(22,262,164)	$—
Accumulated deficit	$(17,263,148)	$(24,389,229)	$(41,652,377)
Total shareholders’ equity (deficit)	$5,000,001	$(46,651,860)	$(41,651,859)
Number of shares subject to redemption	16,072,016	4,665,186	20,737,202

Statement of Cash Flows for the three months ended March 31, 2021 (unaudited)
Change in value of Class A ordinary shares subject to possible redemption	$33,671,610	$(33,671,610)	$—

Statement of Cash Flows for the six months ended June 30, 2021 (unaudited)
Change in value of Class A ordinary shares subject to possible redemption	$(12,401,950)	$12,401,950	$—

Statement of Operation for the three months ended March 31, 2021 (unaudited)
Weighted average shares outstanding, Class A ordinary shares	20,737,202	—	20,737,202
Basic and diluted net income per share, Class A ordinary shares	$—	$(1.30)	$(1.30)
Weighted average shares outstanding, Class B ordinary shares	5,184,300	—	5,184,300
Basic and diluted net loss per share, Class B ordinary shares	$(6.50)	$5.20	$(1.30)

Statement of Operation for the three months ended June 30, 2021 (unaudited)
Weighted average shares outstanding, Class A ordinary shares	20,737,202	—	20,737,202
Basic and diluted net income per share, Class A ordinary shares	$—	$0.82	$0.82
Weighted average shares outstanding, Class B ordinary shares	5,184,300	—	5,184,300
Basic and diluted net loss per share, Class B ordinary shares	$4.10	$(3.28)	$0.82

Statement of Operation for the six months ended June 30, 2021 (unaudited)
Weighted average shares outstanding, Class A ordinary shares	20,737,202	—	20,737,202
Basic and diluted net income per share, Class A ordinary shares	$—	$(0.48)	$(0.48)
Weighted average shares outstanding, Class B ordinary shares	5,184,300	—	5,184,300
Basic and diluted net loss per share, Class B ordinary shares	$(2.40)	$1.92	$(0.48)

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

Form 10-K

o
riginally filed with the SEC on March 31, 2021 (as amended and restated on May 24, 2021 and December 7, 2021). The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the period ending December 31, 2021 or for any future interim periods
.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.
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
The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		For the Period from July 31, 2020 (Inception) Through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss, as adjusted	$(368,518)	$(96,630)	$(10,308,085)	$(2,577,021)	$(1,323,216)	$(1,709,153)
Denominator:
Basic and diluted weighted average shares outstanding	20,737,202	5,184,300	20,737,202	5,184,300	3,870,968	5,000,000

Basic and diluted net loss per ordinary share	$(0.02)	$(0.02)	$(0.50)	$(0.50)	$(0.34)	$(0.34)
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
Accounting for Convertible Instruments and Contracts in an Entity’s Own
Equity”(“ASU2020-06”),which
simplifies accounting for convertible instruments by removing major separation models required under current GAAP.
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
NOTE 7—COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
Management continues to evaluate the impact of theCOVID-19global pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
non-economic
 voting shares of Bakkt Pubco.

VPC IMPACT ACQUISITION HOLDINGS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

Subscription Agreement
s
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
NOTE 8 — SHAREHOLDERS’ EQUIT
Y
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
.
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
held-to-maturity
securities at September 30, 2021 and December 31, 2020 are as follows:

Description	September 30, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Cash and Investments held in Trust Account	$207,396,111	$207,396,111	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$16,694,484	$16,694,484	$—	$—

Warrant Liability – Private Placement Warrants	$12,905,486	$—	$—	$12,905,486

Description	December 31, 2020	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets:
Cash and Investments held in Trust Account	$207,376,213	$207,376,213	$—	$—

Liabilities:
Warrant Liability – Public Warrants	$11,509,147	$11,509,147	$—	$—

Warrant Liability – Private Placement Warrants	$11,003,918	$—	$—	$11,003,918

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
NOTE 11 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify, other than as described below and in Note 2 (Restatement of Previously Issued Financial Statements), any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.
A
t a special meeting of stockholders on October 14, 2021 (the “Special Meeting”), the stockholders of the Company voted and approved Proposal Nos. 1 through 8, including the Bakkt Business Combination. On October 15, 2021, subsequent to the fiscal quarter ended September 30, 2021, the Company consummated the previously announced merger (the “Merger”), among other transactions (the Merger and other transactions contemplated by the Merger Agreement, collectively the “Business Combination”), pursuant to that certain Agreement and Plan of Merger, dated as of January 11, 2021 (as amended, the “Merger Agreement”), by and among the Company, Pylon Merger Company LLC, a Delaware corporation and direct wholly owned subsidiary of the Company (“Meger Sub”), and Bakkt Opco Holdings, LLC, a Delaware limited liability corporation (f/k/a Bakkt Holdings, LLC) (“Opco”).

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
including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on
Form 10-K
originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2021 (as amended and restated on May 24, 2021 and December 7, 2021). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management identified misstatements made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A Ordinary shares subject to possible redemption. We previously determined the Class A Ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per Class A Ordinary shares while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A Ordinary shares issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A Ordinary shares subject to possible redemption, resulting in the Class A Ordinary shares subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A Ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A Ordinary shares.
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

Recent Developments
Agreement for Business Combination
On January 11, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), with Pylon Merger Company LLC, a Delaware limited liability company and a direct wholly owned subsidiary of VIH (“Merger Sub”), and Bakkt Holdings, LLC, a Delaware limited liability company (“Bakkt”). The Merger Agreement provides that, among other things and upon the terms and subject to the conditions thereof, the following transactions will occur (together with the other agreements and transactions contemplated by the Merger Agreement, the “Proposed Transaction”):
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by
Rule12b-2of
the Exchange Act and are not required to provide the information otherwise required under this item.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Amended Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Management has implemented remediation steps to improve our internal control over financial reporting. Since the filing of the Original Form
10-Q,
the Company completed the Business Combination with Bakkt, following which the Company appointed a new Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, among others. The post-Business Combination management team will provide enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom the Company can consult regarding complex accounting applications.

Changes in Internal Control Over Financial Reporting
The post-Business Combination management team will enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The Company can offer no assurance that these changes will ultimately have the intended effects.
PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
None.
ITEM 1A. RISK FACTORS.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final Annual Report on Form 10-K originally filed with the SEC on March 31, 2021 (as amended and restated on May 24, 2021 and December 7, 2021, the “2020

Form 10-K”)).

Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the 2020

Form 10-K.

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

BAKKT HOLDINGS, INC.

Date: December 7, 2021		/s/ Gavin Michael
	Name:	Gavin Michael
	Title:	Chief Executive Officer and Director (Principal Executive Officer)

Date: December 7, 2021		/s/ Andrew Labenne
	Name:	Andrew Labenne
	Title:	Chief Financial Officer (Principal Financial Officer)