Form 10-K
period 2021-12-31
Bakkt Holdings, Inc.
filed 2022-03-31
CIK 1820302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-K
____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _______________________
Commission File Number: 001-39544
____________________
Bakkt Holdings, Inc.
(Exact Name of Registrant as Specified in its Charter)
____________________

Delaware	98-1550750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10000 Avalon Boulevard, Suite 1000 Alpharetta, Georgia	30009
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (678) 534-5849
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	BKKT	New York Stock Exchange
Warrants to purchase Class A Common Stock	BKKT WS	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021 was approximately $207.6 million. Shares of the registrant’s Class A common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of March 25, 2022, there were 57,164,488 shares of the registrant’s Class A common stock, 206,003,270 shares of Class V common stock, and 7,140,929 public warrants issued and outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2021.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. You can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would,” the negative of such terms, and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to our business. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about:
•our future financial performance;
•changes in the market for our products and services; and
•expansion plans and opportunities.
These forward-looking statements are based on information available as of the date of this Annual Report on Form 10-K and management’s current expectations, forecasts and assumptions, and involve a number of judgments, known and/or unknown risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. We do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable law.
You should not place undue reliance on these forward-looking statements. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to:
•our ability to grow and manage growth profitably;
•changes in the market in which we compete, including with respect to our competitive landscape, technology evolution or changes in applicable laws or regulations;
•changes in the digital asset markets that we target;
•changes to our relationships within the payment ecosystem;
•the inability to launch new services and products or to profitably expand into new markets and services;
•the inability to execute our growth strategies, including identifying and executing acquisitions and our initiatives to add new partners and customers;
•the inability to develop and maintain effective internal controls and procedures;
•the exposure to any liability, protracted and costly litigation or reputational damage relating to our data security;
•the possibility that we may be adversely affected by other economic, business, and/or competitive factors;
•the impact of the novel coronavirus pandemic;
•our inability to maintain the listing of our securities on the NYSE; and
•other risks and uncertainties indicated in this Annual Report on Form 10-K, including those set forth under “Risk Factors.”

PART I
ITEM 1.    BUSINESS
Overview
Bakkt was formed in 2018. Our vision is to connect the digital economy. Our platform, which operates at the intersection of cryptoassets (“crypto”), loyalty and rewards, and payments – and, in the future, other types of digital assets – is uniquely positioned to enable consumers, brands, and financial institutions to better manage, transact with and monetize those assets in exciting new ways.

The global market for digital assets, while nascent, is rapidly evolving and expanding. We believe we are well-positioned to provide innovative, multi-faceted product solutions and grow with this evolving market. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” “the Company,” or “Bakkt” refer (i) prior to the closing of our recent business combination (the “Closing”), to Bakkt Opco Holdings, LLC (f/k/a Bakkt Holdings LLC, “Opco”) and its subsidiaries and (ii) after the Closing, to Bakkt Holdings, Inc. and its subsidiaries, including Opco.

Our platform consists of three complementary aspects: a digital asset marketplace, loyalty redemption services and an alternative payment method. Our institutional grade technology platform is at the core of everything we do. It is secure and regulated, born out of our heritage with our former parent company, Intercontinental Exchange, Inc. (“ICE”) (NYSE: ICE). Through these elements, we provide, or are working to provide, products and services in four key areas:
•Enabling Crypto Services. Our platform provides consumers, businesses and institutions easy access to crypto buy and sell capabilities. We enable businesses - particularly those not native to the crypto space, such as platform partners, financial institutions and wallet providers - to provide their customers with the ability to transact in crypto directly in their trusted environments. Our platform provides secure, regulated and institutional-grade infrastructure in a simple, intuitive digital experience.
•Fueling Crypto Rewards. We are in the process of enabling merchants of all sizes to offer loyalty and rewards to their customers in the form of crypto – either by earning crypto rewards, or by redeeming existing reward currencies, such as points or miles, into crypto. We believe this capability will enhance merchants’ existing loyalty programs and enable merchants to attract younger, affluent, digital-native audiences and to increase loyalty with existing customers by offering the potential to increase the long-term value of their rewards.
•Paying with Digital Assets. We enable consumers to make everyday purchases using their existing rewards points or new assets like crypto. Our solution enables assets to be easily converted at checkout, making merchant integrations simple, fast, and flexible and facilitating settlement in fiat currency. Our payment capabilities also extend to enable companies to disburse payments in crypto (for instance, to gig economy or marketplace participants such as freelancers, content providers, and delivery workers).
•Powering Loyalty. We offer a full spectrum of content that retailers and financial institutions can make available to their customers when redeeming loyalty currencies, driving consumer loyalty and engagement. Our redemption solutions span a variety of rewards categories including merchandise (such as Apple products and services), gift cards, digital experiences and charitable giving. Our travel solution offers a retail e-commerce booking platform with a powerful search capability, as well as live-agent booking and servicing. Our platform provides a unified shopping experience that is configurable for companies and their programs. Capabilities include a mobile-first user experience, a multi-tier construct to accommodate loyalty tiers, comprehensive fraud protection capabilities and a split-tender payments platform to accept both points and credit cards as a form of payment. We recognize that businesses want to offer consumers choice, innovation and a frictionless experience, and our platform was constructed with this in mind.

As Bakkt’s business model evolved, starting first from a crypto futures and custody heritage, we saw the opportunity to expand our offerings into numerous classes of digital assets. Our acquisition of Bridge2 Solutions LLC and its affiliated companies (collectively, “Bridge2 Solutions”), including their then-parent company B2S Holdings, Inc., in February 2020 accelerated our connection to loyalty and rewards asset classes, and the launch of our branded consumer app and a number of key partnerships in 2021 furthered our payments and consumer crypto offerings. We have thoughtfully built a unique and powerful platform, melding together institutional-grade loyalty services to complement our institutional grade crypto capabilities. Our platform capabilities include end-to-end services for our partners, which includes easily digestible technology services, 24/7 customer support and marketing playbooks. The power of these activities on our platform drives our vision – connecting the digital economy – for Bakkt and our partners.
Our Customers
Our customers include consumers, businesses and institutions.

We enable consumers to access and use the digital assets they have earned or accumulated over time, and to acquire new types of digital assets, such as crypto. Our scalable platform creates new opportunities to access crypto, merchant offers, loyalty points and gift card discounts, thereby increasing consumer spending power and powering the digital economy. We are also building out the functionality to offer consumers the ability to earn crypto rewards or redeem rewards for crypto with our platform - unlocking the potential to achieve more value from their rewards and permitting rewards to work harder for customers.

Our business customers include merchants, retailers, and financial institutions. Our crypto-related capabilities facilitate new asset acquisition and reward opportunities for their customers. Our loyalty-related capabilities deepen their relationships with their customers by increasing redemption opportunities as their customers take advantage of these opportunities, it reduces merchants’, retailers’ and financial institutions’ financial liabilities related to unused rewards, and makes their programs more current by adding crypto capabilities.

We also enable institutional trading customers to trade crypto using our bitcoin futures contracts that are traded and cleared on ICE, and to store bitcoin and ether securely in our custody warehouse. Our platform uniquely leverages the technology and infrastructure products of ICE, providing greater regulatory clarity, better price discovery, and more effective risk management for financial institutions.

Our dependence on a limited number of enterprise and/or loyalty partners and financial institutions exposes us disproportionately to the risk of any of those partners choosing to no longer partner with us, to the economic performance of such partners or their respective industries or to any events, circumstances, or risks affecting such partners or their respective industries. For more information, please see “Risk Factors - Related to Our Business, Finances and Operations - If a large percentage of our revenue is concentrated with a small number of enterprise and/or loyalty partners, the loss of any such enterprise or loyalty partner would materially and adversely affect our business, financial condition, results of operations and future prospects.”
Key Performance Indicators
We have previously disclosed two key performance indicators (“KPIs”) that are key to understanding our business performance, as they reflect the different ways we enable partners and customers to engage with our platform.
•Transacting accounts. We define transacting accounts as unique accounts that perform transactions on our platform each month. We use transacting accounts to reflect how users across our platform use the variety of services we offer, such as redeeming loyalty points for travel or merchandise, or buying and selling crypto to facilitate everyday purchases, or converting loyalty points to cash or gift cards. There were 2.6 million unique monthly transacting accounts in 2021, including 867,000 in the fourth quarter of 2021.
•Digital asset conversion volume. This KPI refers to the dollar value of transaction volume across our platform, including loyalty redemption, crypto buy/sell and gift card purchase transactions. Our digital asset conversion volume was $549.7 million in 2021, $222 million of which occurred in the fourth quarter of 2021.
Revenue Model
We receive revenue when consumers use our services to buy, sell, and spend digital assets. We generate revenue across our platform in the following key areas:

•Subscription and service revenue. We receive a recurring subscription revenue stream from partner platform fees as well as service revenue from software development fees and call center support

•Transaction revenue. We generate transaction revenue though loyalty redemption volumes where we get a take rate on the volume and from crypto buy/sell where we make a spread on both legs of the transaction.

Our revenue has seasonality and is typically higher in the fourth quarter, driven by holiday spending and the booking of travel.

Revenue generated from our service offerings in the digital asset marketplace and payments has been immaterial to date. However, we expect that revenues from cryptoasset trades, spending digital assets and other transactions and subscription fees will be significant drivers of our business, and we expect those revenues to increase as we grow our partner base and our users. As a result, over time, we expect loyalty revenue, which has been the source of substantially all of our revenue historically, to decrease as a percentage of overall revenue as the revenue from our other product and service offerings grows.
Growth Strategy
We go to market using a partner-led, or “B2B2C” (business-to-business-to-consumer) strategy. This means that we expect to gain consumer end-users of our platform through relationships with third parties, including, but not limited to, financial institutions (such as Wells Fargo), business and brands (such as Wyndham), platform and technology providers (such as Mastercard, Fiserv and Finastra), and gig economy or marketplace companies (such as BringMeThat). We believe that this strategy will enable us to add transacting accounts and volume more quickly and more efficiently than a direct-to-consumer model, especially as a relatively young company operating in a space like crypto that may be novel to some users.

As part of this approach, we have developed our platform to be flexible and scalable to accommodate how different partners may want to implement our offerings. Depending on each partner’s specific needs and objectives, that partner can choose to add one, some or all of our capabilities, and can also choose the manner in which those capabilities are enabled. Partners can choose to fully or partially embed our capabilities within their digital environment, or they can leverage our capabilities in a “ready-to-go” storefront. For partners desiring a ready-made experience, our capabilities around digital asset purchase, sales, redemption and payment come together in a seamless experience in our consumer app, which enables users to see and transact with their digital assets in one place.

Our growth will come from adding customers and increasing transaction activity. Our growth strategies include the following:
•Adding partners. We are focused on continuing to build strong partner relationships. Acquiring customers through our partners is an efficient and scalable way to grow our business. Our goal is to provide these partners opportunities to leverage our capabilities either through their existing environment or by leveraging our platform.
•Adding customers. We are focused on activating our existing partnerships and will launch joint marketing campaigns with our partners to engage with their customers. Our recently announced partnerships provide us with an addressable market of well over 100 million users, who we will focus on bringing onto our platform.
•Expanding our offering. We aim to increase the breadth and depth of our product offering in order to increase its appeal to partners and consumers. We plan to launch several near-term enhancements to our platform including:
◦Payout and disbursement capabilities. Offering gig economy workers and marketplace sellers the option to receive crypto as part of their payouts.
◦Open loop crypto wallets. Subject to obtaining regulatory approval, enabling consumers to deposit and withdraw crypto, starting with bitcoin, without conversion to fiat currency.
◦Additional cryptos on platform. Subject to obtaining regulatory approval, adding several additional major cryptocurrencies onto our platform, which currently support bitcoin and ether.
◦Points and rewards platform innovation. Launching pay with points capabilities, enhancing Apple and merchandise storefronts to allow for more consumer choice and convenience, enhancing travel capabilities with more self-service opportunities.
◦Real-time funding. Shortening funding of consumer accounts from days to real-time, both for transactions within the app and for the platform more broadly.

Over time, we will continue to invest in our business to provide best-in-class products and services. Some of those longer-term planned enhancements include:
•Crypto enhancements. We believe our institutional-grade cryptocurrency custody solution provides an ideal foundation for the expansion of new products and services for retail and institutional investors, for example, crypto lending services and crypto collateralization. By increasing the acceptance of cryptocurrency investing in the institutional space, we believe that these additional products can further interest in cryptocurrency generally among consumers, benefiting our platform.
•Loyalty enhancements. As we add loyalty partners with large active consumer populations to our client portfolio, we can create deeper partnerships across merchants with Bakkt at the center of these loyalty networks. As loyalty programs seek new ways to leverage customer data and behaviors to deliver value, we believe our platform will enable partners to more effectively acquire, re-activate and engage customers.
•Data monetization. Our data is a strategic asset and we plan to deploy personalization capabilities based on this data across our business. Through personalization, we see opportunity to grow our business and improve customer interactions across our platform by creating an individualized set of actions and rewards for each customer based on their behavior. Further, we plan to leverage the data to protect the enterprise and mitigate fraud.
•Market expansion. We expect to expand our platform into new markets. While the exact sequence and identity of additional markets are yet to be determined, we presently anticipate expanding next into Australia, Canada, and the United Kingdom. Ultimately, the decision as to when and where to expand will be driven by client and consumer demand and the regulatory environment in those markets.

We expect to fund continued growth in our business using a portion of the net proceeds from our recent business combination, which closed on October 15, 2021. For more information, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
How We Are Different

The crypto, loyalty and payments markets in which we operate are highly competitive, rapidly changing and highly innovative. We believe that we are well-positioned given our unique ability to provide all of these capabilities under one platform, combined with our institutional-grade, secure and regulated infrastructure. We believe this provides a competitive differentiation that would be difficult to replicate. Although we do not believe that we have any single direct competitor for the full range of products we provide through our platform, we compete with a wide range of parties, including crypto exchanges, peer-to-peer payment systems, loyalty program redemption solutions, alternative payment methods and app-based platforms for similar services. This market is growing and changing rapidly, so we expect that we will continue to see increased competition with new entrants into the space or existing competitors expanding their product offerings.

We believe that our business model provides us with significant competitive advantages, including:

•Intersection of crypto, loyalty and payments. We operate at the unique intersection of crypto, loyalty and payments. We believe we are the only company to provide consumers, business and institutions with a platform that spans the entire digital asset ecosystem. Because of regulatory positioning and our proprietary technology, we believe that it would be difficult for competitors to replicate our platform’s diverse functionality.

•Breadth of digital assets. Our platform combines traditional digital assets, such as loyalty and reward points, with emerging digital assets like crypto. We believe that this combination offers both businesses and consumers a low barrier to entry to using and holding digital assets for everyday uses. For example, our crypto rewards solution will allow consumers to passively acquire crypto assets through their regular day-to-day spending. For merchants, our crypto-as-a-service product will allow them to offer their customers the ability to buy and sell crypto, as well as use crypto as a form of payment, without having to build the infrastructure in-house.

•Partner-led strategy. We seek to leverage our existing and new partner relationships with leading brands to add consumer users to our platform. By partnering with these brands and their existing customer bases, we believe consumers are more likely to embrace the new asset classes offered on our platform. We also believe that, as a relatively new brand, this approach will allow us to scale users and revenue more quickly.

•Institutional-grade platform. Our platform architecture is engineered to natively support digital assets across a wide range of classes, with scalability and strong regulatory and compliance controls. Our platform includes a custody warehouse that we designed and built in partnership with our majority investor, ICE. As the owner and operator of multiple trading and clearing operations across the world, ICE has decades of experience building safe, secure and reliable infrastructure that sophisticated investors and institutions demand. Our platform was designed with the same principles in mind to provide safe, reliable infrastructure for consumers in their everyday use.

•Trusted and scalable capabilities. Our approach, built to scale with technology, privacy, security and compliance at the core, is informed by our team's decades of collective experience. Our platform moves a significant amount of volume across digital asset classes every day, and we handle customer service for many of the largest financial institutions in the country. We believe these pillars, when applied to the rapidly evolving digital asset space, provide confidence to consumers, merchants, institutions and loyalty partners that participate in our ecosystem.
Sales and Marketing

B2B2C Model. Our go-to-market strategy is B2B2C, where we acquire consumers primarily via partner relationships. We believe our focused approach on building scalable partnerships will drive strong growth in end users. We also believe this approach is more efficient and scalable than a direct-to-consumer strategy, and we have seen early evidence that this belief is warranted. Our goal is to provide our partners with opportunities to leverage Bakkt’s capabilities, either through their existing channels or by leveraging our consumer experiences. We expect to grow users by marketing into the customer bases of our partners, and by deepening engagement with our capabilities.

We have focused much of our efforts to build our partner network in four key areas: financial services; travel and entertainment; retail; and payments and platforms. While we have made significant headway building partnerships in these industries, there remain significant untapped growth opportunities in each area. For example, traditional financial institutions are facing increased competition from a broader group of financial technology entrants (“fintechs”). We expect that the pressure on them to provide innovative products and increased competition will continue to grow. Our ability to stand up digital asset capabilities within partner ecosystems makes our platform an attractive solution for such financial institutions seeking an intuitive, tightly-integrated, low risk solution to offer crypto services.

Value of Partnerships. We believe our growing network of partners provides potential for increased scale and substantiates the viability of our business plan. As our partnerships go live, we will deploy marketing resources to drive consumer adoption and usage of our platform. The successful activation and implementation of these partnerships are expected to be a significant driver for our transaction growth and associated revenue, including crypto trading revenue. We believe we will benefit from a positive network effect, where the value of our network will generally increase as we add new partners, businesses, consumers and digital assets to our platform.

For instance, we are seeing continued confirmation of the benefits of a B2B2C partnership network through our collaboration with Choice Hotels, which launched in September 2021, and with Wyndham Rewards, which launched in December 2021. Since our launch with Choice, we have seen higher conversion rates, an approximately 50% lower cost to acquire consumers and a higher return engagement from these customers. Similarly, Wyndham Rewards customers have also had higher conversion rates, lower customer acquisition costs and higher activation rates of the Bakkt card as compared to the general population.
Customer Care

Our customer service channels are at the core of our offerings to partners, providing seamless and easy-to-leverage support for the wide array of digital asset transactions on our platform. We have invested heavily in customer support to provide our partners and their customers with the best possible experience. Leveraging our staff of over 300 customer service representatives, we provide 24x7 support for our consumer app and loyalty redemption customers. Our customer service agents undergo a rigorous training program and are continually monitored and trained as new capabilities are added to the platform. New partners are able to leverage our deep expertise in customer support as they roll out new offerings, like crypto, to their consumer bases.

Technology

Our platform allows consumers to redeem and convert, spend and pay, send and trade digital assets. This is enabled by our core platforms and infrastructure which provide loyalty integrations, virtual bank/credit cards, travel redemption, buy/sell trading, and digital asset exchange. Additionally, our platform supports "know your customer" ("KYC"), anti-money laundering ("AML"), and other anti-fraud measures to combat financial crime.

Our modern use experience and agile API-enabled platform allows us to partner and easily integrate with companies, including through the following:

•Our loyalty redemption service is provided as software as a service (“SaaS”) and powers rewards redemption for leading loyalty programs. The service is built upon highly scalable proprietary technology and supports integration with dozens of suppliers and millions of items, both through a mobile-first responsive web app or integrated into partners’ apps or sites.
•Our digital asset marketplace is an institutional-grade cryptocurrency custody and trading platform, primarily comprised of our custody platform, the Bakkt Warehouse, and our pricing execution engine. The custody platform is purpose-built to safeguard digital assets, with multi-signature wallet policies, hardware security modules and offline storage of private key material, blockchain surveillance and AML/KYC compliance integrated into the core of the platform. Our pricing execution engine is an automated trading system that facilitates the purchase and sale of cryptocurrencies by consumers, and is built to scale on demand leveraging the cloud.
•Our proprietary payments platform is a two-sided, fully integrated, cloud-based scalable payments platform. It is deployed using managed container services and managed databases in the cloud to scale on demand. Our payment APIs conform to industry standards and are used by merchants to accept our alternative payment method either in-app, in-store or online.

Cybersecurity

Each of our products is architected, deployed, and managed through controls designed to protect our consumers' sensitive personally identifiable information ("PII") or other confidential data we store or manage in line with industry best practices and applicable law. We maintain a comprehensive cyber security program, managed by a dedicated team of security professionals, leveraging multiple layers of defenses to protect consumer data and digital assets, including cryptocurrency that we keep in custody. For example, we operate a combination of administrative, technical, and physical controls. Some of these controls include the use of biometrics, hardware security modules, advanced cryptographic algorithms, 24x7 monitoring, security personnel, separation of duties and other controls to protect and restrict unauthorized movement of crypto assets to and from the custody operations conducted by Bakkt Trust Company LLC (“Bakkt Trust” or, as it is marketed, the “Bakkt Warehouse”). Additionally, we regularly utilize independent and reputable external parties to assess and provide added assurance that our products are appropriately secured and resilient against modern cyber threats. We currently maintain an active AICPA SOC 2 Type 2 certifications for our consumer app as well as our loyalty platform. We are also Payment Card Industry Data Security Standard ("PCI-DSS") compliant for the in-scope systems where cardholder data is stored or processed. We comply with the New York Department of Financial Services ("NYDFS") cybersecurity requirements which impose strict rules related to establish a detailed cybersecurity plan, enact a comprehensive cybersecurity policy, and maintain an ongoing reporting system for cybersecurity events. Finally, we maintain a privacy program designed to meet applicable federal and state privacy laws or regulations. This includes the capability to effectively respond to consumer data subject requests or regulatory requests.
Regulation

Federal and state laws and regulations apply to many key aspects of our business. Any actual or perceived failure to comply with these requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, regulatory or governmental investigations, administrative enforcement actions, sanctions, civil and criminal liability, private litigation, reputational harm, or constraints on our ability to continue to operate. We operate in a regulatory environment that is evolving rapidly and increasing in scope. As such, it is possible that current or future laws or regulations could be enacted, interpreted or applied in a manner that would prohibit, alter, or impair our existing or planned products and services, or that could require costly, time-consuming, or otherwise burdensome compliance measures. Further, additional laws and regulations may apply to our businesses as we expand outside of the United States in the future.

Regulation of Our Payments Business. Bakkt Marketplace, LLC (“Bakkt Marketplace”), our subsidiary, maintains a money transmitter license in each jurisdiction in which we operate that requires such a license for our activities. In all other jurisdictions where Bakkt Marketplace operates, we have established with the applicable licensing body that a money transmitter license is not required at this time. We will comply with new license requirements as they arise. Bakkt Marketplace is also registered as a "Money Services Business" with the U.S. Department of Treasury’s Financial Crimes Enforcement Network (“FinCEN”). These licenses and registrations subject us to, among other things, record-keeping requirements, reporting requirements, bonding requirements, limitations on the investment of customer funds, and examination by state and federal regulatory agencies. These licensing laws also address matters such as change in control, and regulatory approval of controlling shareholders, directors, and senior management of the licensed entity. In connection with our payments business and card product, we are subject to compliance with certain industry rules, including those promulgated by the National Automated Clearing House Association, or NACHA, as well as card network rules and guidelines. Additional new products and services that we offer may impose additional obligations on us to comply with NACHA and card network obligations related to preventing fraud and security breaches.

Regulation of Our Virtual Currency Business. We provide cryptocurrency custody services through Bakkt Trust, a limited purpose trust company that is chartered under the New York Banking Law and subject to the supervision and oversight of the NYDFS. Consequently, we must comply with laws, rules and regulations promulgated pursuant to the New York Banking Law with respect to the cryptocurrency custody services we provide through Bakkt Trust, including those related to capitalization, corporate governance, anti-money laundering, disclosure, reporting and examination, as well as supervisory guidance and requirements. Bakkt Trust is also subject to FinCEN requirements as a financial institution.

We are subject in certain jurisdictions to licensing and regulatory requirements as a result of offering our customers the ability to aggregate, buy, sell, convert, spend and send virtual currency through our platform. Consequently, we must comply with laws, rules and regulations promulgated by federal or state regulators in those jurisdictions in order to provide our services, including requirements related to capitalization, consumer protection, anti-money laundering, disclosure, reporting and examination, as well as supervisory guidance and requirements. Bakkt Marketplace also has a virtual currency license (or “BitLicense”) from the NYDFS, which subjects it to NYDFS's oversight with respect to such business activities conducted in New York State and with New York residents.

The laws and regulations applicable to virtual currency and other digital assets are evolving and subject to interpretation and change. For instance, the Securities and Exchange Commission (the “SEC”) has indicated that it considers certain cryptocurrencies to possibly constitute securities. The SEC has yet to issue any formal regulation on this point, though it has put forth some guidance on overarching frameworks and relevant factors to consider in this analysis. Therefore, our virtual currency and digital asset services offered through our platform or our limited purpose trust company may become subject to regulation by other authorities and/or may subject us to additional requirements.

Privacy and Information Cybersecurity Regulations. Aspects of our operations or business are subject to laws and regulation in the United States and in foreign jurisdictions relating to privacy, data protection and cybersecurity. Accordingly, we publish our privacy policies and terms of service, which describe our practices concerning the use, transmission, and disclosure of information. As our business continues to expand in the United States and potentially beyond, and as laws and regulations continue to be passed and their interpretations continue to evolve in numerous jurisdictions, additional laws and regulations may become relevant to us.

Regulatory authorities around the world are considering numerous legislative and regulatory proposals concerning privacy, data protection and cybersecurity. In addition, the interpretation and application of these laws and regulations in the United States and elsewhere are often uncertain and in a state of flux. As our business continues to develop and expand, we continue to monitor the additional rules and regulations that may become relevant. For additional information regarding these laws and regulations and related risks, please see “Risk Factors – Risks Related to Regulation, Taxation, and Laws – Complying with evolving laws and requirements relating to privacy, data protection, and cybersecurity may be expensive and force us to make changes to our business, and failure to comply with such laws and requirements could result in substantial harm to our business.”

Consumer Protection Regulation. The Consumer Financial Protection Bureau and other federal and state regulatory agencies, including the Federal Trade Commission, broadly regulate financial products, enforce consumer protection laws applicable to credit, deposit, prepaid products, and payments, and other similar products. Such agencies have broad consumer protection mandates, and they promulgate, interpret, and enforce laws, rules and regulations, including with respect to unfair, deceptive, and abusive acts and practices ("UDAAP") that may impact or apply to our business.

For example, under federal and state financial privacy laws and regulations, we must provide notice to consumers of our policies on sharing non-public information with third parties, among other requirements. In addition, under the Electronic Fund Transfer Act, we are required to disclose the terms of, and any fees applicable to, our electronic fund transfer services to consumers prior to their use of the service, among other requirements. We are further required to extend error resolution and limited liability protections to customers who use our card product.

Anti-Money Laundering and Counter-Terrorism Regulation. We are subject to AML laws and regulations in the United States, including the Bank Secrecy Act, as amended, and its implemented regulations enforced by FinCEN, as well as laws designed to prevent the use of the financial systems to facilitate terrorist activities. We have implemented a comprehensive AML compliance program designed to prevent our payments network and custody services from being used to facilitate money laundering, terrorist financing, and other illicit activity. Our program is also designed to prevent our network and other services from being used to facilitate business in countries, or with persons or entities, included on designated lists promulgated by OFAC and equivalent authorities in other countries. Our AML compliance program is comprised of policies, procedures, reporting protocols, including reporting requirements for suspicious transactions, and internal controls, including the designation of a compliance officer, training for employees, and a regular independent review of the program. It is further designed to address applicable legal and regulatory requirements and to assist in managing risk associated with money laundering and terrorist financing.

Indirect Regulatory Requirements. We maintain relationships with certain partners, including banks and other financial institutions in the United States, that are regulated by state, local and federal agencies. Because of these relationships, we may be subject to indirect regulation or examination by these institutions' regulators. Knowing these indirect regulatory requirements may exist, we seek to account for them in our commercial agreements.

Escheatment and Unclaimed Property Regulations. There is regulatory uncertainty regarding how states and jurisdictions treat virtual currencies and other crypto assets under unclaimed property laws and regulations. Unclaimed property laws, as may be applicable, require us to report and to remit certain government authorities the property of others held by us that has been unclaimed for a specified period of time. We have policies and procedures designed to help us comply with these laws.
Intellectual Property

The protection of our intellectual property and all corresponding rights throughout the world, including our trademarks, service marks, trade dress, logos, trade names, domain names, goodwill, patents, copyrights, works of authorship (whether or not copyrightable), software and trade secrets, know-how, and proprietary and other confidential information, together with all applications, registrations, renewals, extensions, improvements and counterparts in connection with any of the foregoing, is important to the success of our business. We seek to protect our intellectual property rights by filing applications in various patent, trademark and other government offices, and relying on applicable laws and regulations in the U.S. and internationally, as well as a variety of administrative procedures. We have sought to register our core brands as domain names and as trademarks and service marks in the U.S. and a large number of other jurisdictions. We also have in place an active program to continue to secure, police and enforce trademarks, service marks, trade dress, logos, trade names, and domain names that correspond to our brands in markets of interest. We have filed patent applications in the U.S. and plan to extend them into international jurisdictions covering certain aspects of our proprietary technology and new innovations. We also rely on contractual restrictions to protect our proprietary rights where appropriate when offering or procuring products and services. We have routinely entered into confidentiality and invention disclosure and assignment agreements with our employees and contractors, and non-disclosure agreements with external parties with whom we conduct business to control access to, and use and disclosure of, our proprietary information.
Human Capital

Our employees are essential in propelling our success. We hold our employees to high standards and aim to create a culture of accountability and results. Our performance expectations and attributes empower our company and reflect how we expect to operate, collaborate and make decisions. At Bakkt, we strive to challenge the status quo with new ideas, have open and honest communication and appreciate our diversity of thought, take ownership and accountability for delivering valuable results and act with integrity, respect and reliability.

At Bakkt, we understand that our success is built by operating as a unified company – one culture and team across the digital asset landscape, with a focus on growth and innovation. We are committed to diversity throughout our company. We embrace and encourage our employees’ differences, valuing a diverse, inclusive and safe workplace. We aim to promote diversity and inclusion through a number of employee engagement events, internal and external speaker sessions and teaching seminars on relevant and important topics. Our colleagues come from a wide variety of backgrounds to work toward a common vision for the company. We bring our teams together in bi-weekly all hands calls and transparently share steps taken towards our company goals.

It is our policy that employees are treated, and treat each other, with fairness, respect and dignity. Our commitment to our employees is reflected in our ability to attract high-caliber talent, continuously innovate, and provide exceptional service and solutions to our partners and customers.

As of December 28, 2021, we had a total of 765 employees, which included 579 full-time employees, all of whom are located in the United States. We also engage temporary employees and consultants as needed to support our operations. Collectively, approximately 43% of our workforce is dedicated to engineering, design, or product roles. Our core locations are Alpharetta, GA, Scottsdale, AZ, New York City, NY and San Francisco, CA. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good. We believe our positive culture strengthens our company and enables our business success.
Legal Proceedings
We are not currently a party to any legal proceedings that would be expected to have a material adverse effect on our business or financial condition. From time to time, we are subject to litigation incidental to our business, as well as other litigation of a non-material nature in the ordinary course of business.
COVID-19 Impacts

In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The COVID-19 pandemic has adversely affected global economic activity and, in 2020, contributed to significant declines and volatility in financial markets. The COVID-19 pandemic had an impact on our business during the year ended December 31, 2020, primarily in that it (i) decreased revenue from our loyalty and travel businesses, and (ii) impacted our ability to expand our relationships with existing loyalty partners, and to conclude relationships with new loyalty partners, whose businesses similarly have been adversely affected by the pandemic. During the year ended December 31, 2021, our business operations started to recover from the impacts of the pandemic, and revenue from the loyalty and travel business also started to recover.
Available Information

Our investor relations website is https://investors.bakkt.com. We use our investor relations website to post important information for investors, including news releases, analyst presentations, and supplemental financial information, and as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our investor relations website, in addition to following press releases, SEC filings and public conference calls and webcasts.
ITEM 1A.    RISK FACTORS
Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes, before making a decision to invest in our securities. Our business, financial condition, results of operations or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations or prospects could be adversely affected. In that event, the trading price of our securities could decline, and you could lose part or all of your investment.

Risk Factor Summary
Our business is subject to numerous risks and uncertainties that you should consider before investing in our securities. These risks are described more fully below and include, but are not limited to, risks relating to the following:
Risks Related to Our Business, Finances and Operations
•our business model is newly developed and may encounter additional risks and challenges as it grows and changes;
•our platform is still in the early stages of its release and is largely untested;
•our ability to add additional functionalities and digital assets to our platform may adversely affect future growth;
•we have limited operating history and a history of operating losses;
•estimates of market opportunity and forecasts of market growth may be inaccurate;
•we may be unable to attract additional enterprise or loyalty partners and retain and grow our relationships with our existing enterprise or loyalty partners;
•we face increasingly intense competition in our markets;
•we may fail to maintain consistently high levels of user satisfaction and trust;
•we may be unable to successfully transition certain services provided to us by ICE in the past;
•we rely on the availability of third-party services and they may experience disruption or performance or regulatory problems;
•if we experience rapid growth, our operational, administrative and financial resources may be strained and unable to sustain such growth; and
•the COVID-19 pandemic may significantly affect our business and operations.
Risks Related to Cryptoassets
•we rely on cryptoasset custodial solutions and related technology, which may experience theft, employee or vendor sabotage, security and cybersecurity risks, system failures and other operational issues which could damage our reputation and brand;
•our cryptoasset business’s pricing model and incentive arrangements may create conflicts of interest and affect our revenues;
•there may be a general perception among regulators and others that cryptoassets are used to facilitate illegal activity such as fraud, money laundering, tax evasion and ransomware scams;
•cryptoassets, such as bitcoin, do not have extensive historical precedence and distributed ledger technology continues to rapidly evolve;
•cryptoassets are subject to volatile price fluctuations which can impact our business;
•our financial results and the market price of our securities may be adversely affected if price volatility of cryptoassets causes our internal market maker algorithm to malfunction;
•if the underlying smart contracts for cryptoassets do not operate as expected, they could lose value and our business could be adversely affected; and

•we may encounter technical issues in connection with the integration of supported cryptoassets and changes and upgrades to their underlying networks, which could adversely affect our business.
Risks Related to Regulation, Taxation and Laws
•we are subject to extensive government regulation, oversight, licensure and appraisals and our failure to comply could materially harm our business;
•the U.S. state and federal regulatory regime governing blockchain technologies and cryptocurrencies is uncertain, and new regulations or policies may alter our business practices with respect to cryptocurrencies;
•digital assets are currently subject to many different, and potentially overlapping, regulatory regimes, and may in the future be subject to different regulatory regimes than those that are currently in effect; and
•complying with evolving privacy and other data related laws and requirements may be expensive and force us to make changes to our business.
Risks Related to Information Technology and Data
•actual or perceived cyberattacks, security incidents, or breaches could result in serious harm to our reputation, business and financial condition.
Risks Related to Risk Management and Financial Reporting
•if we are unable to maintain effective internal controls over financial reporting, we may be unable to produce timely and accurate financial statements, which could have a material effect on our business.
Risks Related to Our Securities
•a significant portion of our total outstanding securities are restricted from immediate resale but may be sold into the market in the near future, which could cause the market price of our securities to drop significantly, even if our business is doing well.
Risks Related to Our Business, Finances and Operations
Our business model is newly developed, untested and continually evolving and may encounter additional risks and challenges as it grows and changes.

Our vision is that our users, which include consumers, enterprises and financial institutions, will utilize our platform as the go-to solution for buying, selling, converting, spending, redeeming and sending multiple types of digital assets. Most of the digital assets that we have incorporated and intend to incorporate into our platform in the future are already being handled by incumbent providers, as well as other competitors who have established payment programs. Our business model also assumes that there will be multiple synergies and benefits for users arising out of a single platform to buy, sell, convert, spend, redeem and send digital assets that have traditionally been usable only via individual solutions. To be successful, we must attract users to our platform and away from these existing solutions and platforms; and failure to achieve acceptance would impede our ability to develop and sustain a commercial business. There can be no assurance that our platform will gain the acceptance of users, consumers or other market participants, or generate the anticipated synergies. Because some of the digital assets that are anticipated to be available on our platform have not previously been available for these types of usage, it is difficult to predict the preferences and requirements of users, consumers or other market participants, and our platform, design and technology may not appeal to such users or other market participants, or be incompatible with new or emerging forms of digital assets or related technologies. Failure to achieve acceptance would impede our ability to develop and sustain a commercial business.

We primarily generate revenue when users, largely acquired through our partners, buy, sell, convert, spend, redeem and send digital assets through our platform. Our success depends on both bringing on these partners and in the transaction volume from end users of our services. If we are not able to bring new partners onto the platform, many of whom will pay us subscription fees for our platform services, our revenue and business concern could be negatively impacted. Additionally, much of our future revenue depends on transaction fees earned from users buying, selling, converting, redeeming and spending digital assets and the margin we charge in connection with consumer purchase and sale of cryptoassets. If we are not able to continue to grow our base of active users, we will not be able to continue to grow our revenues or our business, which could negatively impact our business, financial condition and results of operations and may cause us to be unable to continue as a going concern.
The attractiveness of our platform to users depends upon, among other things:
•the number and variety of digital assets that users may buy, sell, convert, spend, redeem and send through our platform;
•our brand and reputation, as well as users’ experience and satisfaction with, and trust and perception of, our solutions;
•technological innovation;
•regulatory compliance and data security; and
•services and products offered by competitors.
Moreover, loyalty partners may choose to modify their rewards programs in a way that makes them less appealing to consumers or terminate their programs entirely, either of which could make our platform less attractive to consumers. If we fail to retain existing relationships with, or attract new, loyalty partners, enterprises and financial institutions, attract new consumers to our platform, or continually expand usage and transaction volume on our platform, our business, financial condition, results of operations and prospects will be materially and adversely affected.

We will have both increased financial and reputational risks if there is a failure to launch one or more features, or if the launch of a new feature is unsuccessful. Also, there can be no assurance that we will receive support partners to launch features as planned or that we will operate as anticipated. We may also require regulatory approvals, including, for our example, adding crypto rewards and open loop crypto wallet functionality to our platform, and may require additional licenses and/or consultation with regulators to add, modify or discontinue certain aspects of our business model, which could lead to delays or other complexities in effectuating such changes and have a materially adverse effect on our business and plan of operations. Furthermore, our business model entails numerous risks, including risks relating to our ability to:
•manage the complexity of our business model to stay current with the industry and new technologies;
•successfully enter new categories, markets and jurisdictions in which we may have limited or no prior experience;
•integrate into multiple distributed ledger technologies as they currently exist and as they evolve;
•successfully develop and integrate products, systems and personnel into our business operations; and
•obtain and maintain required licenses and regulatory approvals for our business.
Our platform is in its early stages of release, will be further developed, and is largely untested. Any failure by us to successfully execute on the development of our platform would have an adverse effect on our business, results of operations and financial condition.

Our integrated platform is in the early stages of release and will be further refined and developed, and certain areas of our platform are still under development and largely untested on a commercial scale. We are continually working to expand our service offerings, including, for example offering crypto rewards. Any failure by us to execute on the development of our platform may have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that our platform, and its planned functionality, will be successfully developed. Our platform will require significant additional development in order to add all of the additional functionality and features planned by our management and discussed in this Annual Report on Form 10-K. There can be no assurance that the additional functionality and features currently planned for our platform will be successfully developed, including those intended to be included in our consumer app, in a timely fashion or at all. Any problems that we encounter with the operation of our platform, including technical, legal and regulatory problems, could have a material adverse effect on our business, financial condition and results of operations.
If we are unable to add additional functionalities and digital assets to our platform, our prospects for future growth may be adversely affected.

Our platform currently reflects a subset of the planned functionalities and digital assets and a limited number of enterprise and loyalty partners and financial institutions. Our ability to attract and retain users to our platform, and therefore increase revenues, depends on our ability to successfully expand our platform’s functionalities and digital assets over time. Accordingly, we intend to add enterprise and additional loyalty partners, financial institutions and digital assets, including additional cryptoassets, in the future, but our management has not yet determined either the order that additional partners and digital assets will be included or the timing of any such additions. Any substantial delay in the inclusion of additional partners and digital assets may have an adverse effect on our business, financial condition and results of operations. We will have both increased financial and reputational risks if there is a failure to launch one or more functionalities, or if the launch of a new functionality or digital asset is unsuccessful. Also, there can be no assurance that we will receive the necessary regulatory approvals or support from partners to launch features as planned or that we will operate as anticipated.

To penetrate new markets and add new functionalities, we will need to develop an understanding of those new markets and the associated business challenges faced by participants in them. Developing this level of understanding may require substantial investments of time and resources, and we may not be successful. In addition to the need for substantial resources, regulation could limit our ability to introduce new platform opportunities. For instance, the equity securities trading and lending industries are highly regulated. Our proposed operations in these fields could take an extended period of time to be approved by regulatory authorities, or may not be approved at all, and, if approved, would require us to devote additional resources to compliance. Further, as digital assets and distributed ledger technologies evolve, we may add, modify or discontinue certain aspects of our business model relating to the product mix and service offerings. Future additions and modifications to our business will increase the complexity of our business and place significant strain on our management, personnel, operations, systems, technical performance, financial resources and internal financial control and reporting functions. We cannot offer any assurance that these or any other additions or modifications will be successful or will not result in harm to our business. If we fail to penetrate new markets successfully, our revenue may grow at a slower rate than we anticipate and our business, financial condition and results of operations could be materially and adversely affected.
We have a limited operating history and a history of operating losses, which make it difficult to forecast our future results of operations. Further, we expect our operating expenses to increase significantly in the foreseeable future, and we may not achieve or sustain profitability to satisfy such increased expenses.

We were founded in 2018 and have experienced net losses in the periods from inception through December 31, 2021. For example, our revenue was $11.5 million, $28.0 million, and $28.5 million in the periods of October 15, 2021 through December 31, 2021 (Successor) and January 1, 2021 through October 14, 2021 (Predecessor), and the year ended December 31, 2020, respectively, and we generated net losses of $153.1 million, $139.2 million, and $79.6 million in the periods of October 15, 2021 through December 31, 2021 (Successor) and January 1, 2021 through October 14, 2021 (Predecessor), and the year ended December 31, 2020, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue was achieved largely as the result of our white-labeled loyalty redemption product to loyalty partners reflects little revenue from the launch of our broader platform or our initial attempt at attracting consumers directly through the launch of our consumer app, and therefore should not be considered indicative of our future performance.

Because of our limited operating history and the fact that our current and historical revenue was largely not derived from our currently planned business model, our future revenue growth is difficult to predict. Even if we experience strong revenue growth, in future periods our revenue or revenue growth could decline for a number of reasons, including slowing demand for our platform, increased competition, changes to technology, a decrease in the growth of our overall market, or our failure, for any reason, to take advantage of growth opportunities. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described below. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.

We expect our operating costs and expenses to increase substantially in the foreseeable future. In particular, we intend to continue to invest significant resources to further develop our platform and expand our sales, marketing and professional services teams. We will also incur increased general and administrative expenses associated with our growth, including legal and accounting expenses and costs related to internal systems and operating as a public company. Our efforts to grow our business may be costlier than we expect, or our revenue growth rate may be slower than we expect, and we may not be able to increase our revenue enough to offset the increase in operating expenses resulting from these investments. If we are unable to achieve the revenue growth that we expect from these investments, or achieve profitability, it would have an adverse effect on our business, financial condition and results of operations, and the value of our business and our securities may significantly decrease.
Substantially all of our net revenues each quarter come from transactions that occur during that quarter, which may result in significant fluctuations in our operating results that could adversely affect our business, financial condition, results of operations and cash flows and may not fully reflect the underlying performance of our business.
Our quarterly results, including revenue, expenses, consumer metrics and other key metrics, will be derived from transactions that occur during that quarter. Accordingly, our quarterly results are likely to fluctuate significantly. It is difficult for us to forecast accurately the level or source of our revenues or earnings, and the results for any one quarter are not necessarily an indication of future performance. Our quarterly results are likely to fluctuate due to a variety of factors, some of which are outside of our control. Due to the inherent difficulty in forecasting revenues, it is also difficult to forecast expenses. Quarterly and annual expenses reflected in our financial statements may be significantly different from historical or projected rates. Fluctuations in quarterly results may adversely affect the price of our securities. In addition, many of the factors that affect our quarterly results are difficult for us to predict. If our revenue, expenses, or key metrics in future quarters fall short of the expectations of our investors and financial analysts, the price of our securities could be adversely affected.
Other factors that may cause fluctuations in our quarterly results include:
•our ability to attract and retain new users;
•transaction volume and mix;
•rates of repeat transaction and fluctuations in usage of our platform, including seasonality;
•the amount and timing of our expenses related to acquiring users and the maintenance and expansion of our business, operations and infrastructure;
•changes to our relationships with our enterprise and loyalty partners;
•general economic, industry and market conditions, including the COVID-19 pandemic;
•our emphasis on user experience instead of near-term growth;
•competitive dynamics in the industry in which we operate;
•the amount and timing of stock-based compensation expenses;
•network outages, cyberattacks, or other actual or perceived security incidents or breaches or data privacy violations;
•changes in laws and regulations that impact our business;
•the cost of and potential outcomes of potential claims or litigation; and
•the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired technologies or businesses.

Sales efforts to large enterprise and loyalty partners involve risks that may not be present or that are present to a lesser extent with respect to sales to smaller organizations. If we are unable to attract additional enterprise or loyalty partners and retain and grow our relationships with our existing enterprise or loyalty partners, our business, financial condition, results of operations and future prospects would be materially and adversely affected.
For our platform to be successful, we must continue our existing, and successfully develop new, partnerships with large enterprise and loyalty partners, such as airlines, hotel chains, ecosystem providers, financial institutions and other organizations that sponsor loyalty and rewards programs, have first party rights to consumers and/or manage digital assets. Our ability to retain and grow our relationships with our enterprise and loyalty partners depends on the willingness of those partners to establish a commercial relationship with us. Moreover, our growth plan includes significant marketing expense to incentivize large organizations with whom we develop partnerships to market our consumer app and platform to their customers, which we expect would accelerate consumer adoption of our platform and lower our overall consumer acquisition cost. If large enterprise and loyalty partners with whom we develop partnerships fail to market or do not effectively market our platform to their customers, or consumers fail to adopt our platform through these marketing efforts in such numbers as we have projected, we may be required to increase spending on direct to consumer marketing and adoption efforts, our consumer acquisition costs may increase and our business, financial condition and results of operations may be adversely affected.
Sales to large enterprise and loyalty partners involve risks that may not be present or that are present to a lesser extent with sales to smaller organizations, such as longer sales cycles, more complex partner requirements and substantial upfront sales costs. For example, large enterprise and loyalty partners may require considerable time to evaluate and test our platform prior to making a decision, or may request compensation that may decrease our potential margins. Several factors influence the length and variability of our sales cycle, including the need to educate potential partners about the uses and benefits of our platform, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. In order for our sales efforts to large organizations to be successful, we often must be able to engage with senior officers of the organization. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly for each enterprise and loyalty partner, with sales to large enterprises typically taking longer to complete. If we fail to effectively manage the risks associated with sales cycles and sales to large enterprise and loyalty partners, our business, financial condition and results of operations may be adversely affected.
Additionally, certain of our recently announced partnerships have not yet been memorialized in definitive written agreements, or certain terms of the written agreements relating to such partnerships remain subject to further discussion and refinement before they can be implemented. Our ability to realize the intended benefits of these partnerships will depend on our ability to finalize such agreements, and to do so on terms sufficiently favorable to us. While we continue to negotiate partnership terms, we may be unable to agree to terms with such partners on commercially advantageous terms or at all, which may adversely affect our business and prospects.
Moreover, even when we execute an agreement with a large partner, we are still dependent on that partner to deploy our platform. Large partners often delay deployment for a lengthy period of time after executing an agreement. Even when large enterprise and loyalty partners begin their integration into our platform and consumer app, they do so on a limited basis while frequently requiring that we provide implementation services, which may include customization and controls that limit the functionality of our platform, and negotiate pricing discounts, which increases our upfront investment in the sales effort with no guarantee that sales to these partners will justify our upfront investment, which can be substantial. If a large partner delays deployment for lengthy periods of time, our consumer and revenue growth may not achieve expectations and our business, financial condition and results of operations may be adversely affected.

Our agreements with our enterprise and loyalty partners have terms that range from approximately three to five years, and in some cases, our existing partners can generally terminate these agreements without cause upon 30 to 90 days’ prior written notice. The termination of one or more of our agreements with a partner would result in a reduction in a loss of transacting accounts, transaction volume and revenue attributable to users generated from that partner relationship, and our business, financial condition, results of operations and future prospects would be materially and adversely affected.

Large enterprise and loyalty partners, including future prospects we are pursuing, that have been adversely impacted by the ongoing COVID-19 pandemic have slowed all new business integrations, particularly those in the travel and hospitality industries. Their willingness to expend resources to integrate into our platform or support the consumer app has been, and may continue to be, hampered by the uncertainty resulting from the COVID-19 pandemic. Additionally, existing enterprise and loyalty partners may seek financial relief from obligations to us, or choose to cancel contracts with us, as a result of the COVID-19 pandemic or otherwise.
We face substantial and increasingly intense competition worldwide in the loyalty, rewards, payment, cryptoasset and investment industries.
The loyalty, rewards, payment, cryptoasset and investment industries are highly competitive, rapidly changing, highly innovative, and increasingly subject to regulatory scrutiny and oversight. Although we do not believe that we have any single direct competitor for the full range of products we will provide through our platform, we compete against a wide range of businesses in the loyalty, rewards, payment and investment industries generally, including those that are larger than us, have greater name recognition, larger pools of deployable capital, longer operating histories, or a dominant or more secure position, or offer other products and services to users that we do not offer, as well as smaller or younger companies that may be more agile in responding quickly to regulatory and technological changes. Many of the areas in which we compete evolve rapidly with changing and disruptive technologies, shifting consumer needs, and frequent introductions of new products and services. Competition also may intensify as businesses enter into business combinations and partnerships, and established companies in other segments expand to become competitive with different aspects of our business.
We compete primarily on the basis of the following:
•ability to attract, retain and engage users on our platform;
•ability to demonstrate to enterprise and loyalty partners that they may achieve incremental sales and attract new customers by using and offering our services to consumers;
•the strength of our integrated solution over other potential coalitions of disparate point solutions;
•consumers’ confidence in the safety, security, privacy and control of their information on our platform;
•ability to develop products and services across multiple commerce channels, including mobile payments, payments at the retail point of sale, cryptoassets and loyalty/rewards points; and
•system reliability, regulatory compliance and data security.
We partner with many businesses and consider the ability to continue establishing these partnerships important to our business. Competition for relationships with these enterprise and loyalty partners is intense and there can be no assurance that we will be able to continue to establish, grow, or maintain these partner relationships.
Some of our current and potential competitors have larger customer bases, broader geographic scope, volume, scale, resources and market share than we do, which may provide them significant competitive advantages. Some competitors may also be subject to less burdensome licensing, anti-money laundering, counter-terrorist financing and other regulatory requirements. They may devote greater resources to the development, promotion and sale of products and services, and offer lower prices or more effectively offer their own innovative programs, products and services.
If we are not able to differentiate our products and services from those of our competitors, drive value for our users, or effectively and efficiently align our resources with our goals and objectives, we may not be able to compete effectively in the market.
If we fail to promote, protect and maintain our brand in a cost-effective manner, we may lose market share and our revenue may decrease.
Our ability to further develop our business depends on our ability to build a strong and trusted brand. We are in the process of building our brand, and once achieved, we believe that developing, protecting and maintaining awareness of our brand in a cost-effective manner is critical to attracting and retaining users to our platform. To the extent our brand exists today, it is largely visible with respect to loyalty providers, financial institutions and institutional investment products and services. Successful promotion of our brand will entail broadening our brand to consumers and will depend largely on the effectiveness of our marketing efforts (including co-marketing efforts with partners) and the experience of users. Our efforts to build our brand have involved significant expense, and we expect to increase our marketing spend in the near term. These brand promotion activities may not result in increased revenue and, even if they do, any increases may not offset the expenses incurred. Additionally, the successful protection and maintenance of our brand will depend on our ability to obtain, maintain, protect and enforce trademark and other intellectual property protection for our brand. If we fail to successfully promote, protect and maintain our brand, or if we incur substantial expenses in an unsuccessful attempt to promote, protect and maintain our brand, we may lose our existing users to our competitors or be unable to attract new users. Any such loss of existing users, or inability to attract new users, directly or through our partners, would have an adverse effect on our business, financial condition and results of operations.
If we fail to maintain a consistently high level of user satisfaction and trust in our brand, our business, financial condition, results of operations and future prospects may be materially and adversely affected.
If consumers do not trust our brand or do not have a positive experience, they may not use our platform. If enterprise and loyalty partners and financial institutions do not participate in our platform, our platform cannot attract or retain consumers, and vice versa. As a result, we have invested heavily in both our technology and our support team. If we are unable to maintain a consistently high level of positive user experience, we may lose existing users and consumers. In addition, our ability to attract new users is highly dependent on our reputation and on positive recommendations from our existing users and the partners we serve. Any failure to maintain a consistently high level of service, or a market perception that we do not maintain high-quality service, may adversely affect our reputation and the number of positive referrals that we receive. As a result, our business, financial condition, results of operations and future prospects may be materially and adversely affected.
If we fail to successfully transition certain services provided to us by ICE in the past, our business could be harmed.
We have historically relied on ICE, a significant stockholder, to provide services with respect to certain aspects of our business, including the following:
•market credibility, regulatory and industry expertise and infrastructure support;
•critical infrastructure for custody of our cryptoassets; and
•institutional-grade services to support our custody arrangements, which leverage ICE’s robust platform of security protocols.
Pursuant to a transition services agreement (the “Transition Services Agreement”) we signed with ICE on November 10, 2021, we have agreed to transition certain services, including technology and data center services, away from ICE that have been provided under an intercompany services agreement (“ISA”). There can be no assurance that we will be able to timely, efficiently or economically develop these capacities or provide these services without ICE, or that we will be able to procure alternative services from third parties. We may also be unable to provide the services at the level that they have historically been provided by ICE, or at all.
In the interim, because we rely on ICE to provide support services and to facilitate certain of our business activities, we may face increased operational risk. Over time, we anticipate that ICE may sell down its ownership interest in us, thereby reducing the alignment of interests between us and ICE. With or without this sell down, ICE may be subject to financial, legal, regulatory and labor issues, cyberattacks, security incidents, privacy breaches, service terminations, disruptions or interruptions, or other problems, which may impose additional costs or requirements on us or prevent ICE from providing services to us or our users on our behalf, which could harm our business. In addition, ICE may disagree with our interpretation of contract terms or applicable laws and regulations, fail or refuse to process transactions or provide other services adequately, take actions that degrade the functionality of our services, impose additional costs or requirements on us or our users, or give preferential treatment to competitive services. As a result, we may be subject to business disruptions, losses related to costs to remediate any deficiencies, consumer dissatisfaction, reputational damage, legal or regulatory proceedings, or other adverse consequences, any of which could harm our business.

We rely on third parties, over which we have no control, in our business, which creates additional risk, including risks related to the failure of third parties to provide various services that are important to our operations or to comply with legal or regulatory requirements.
We have significant vendors that, among other things, provide us with financial, technology and other services to support our platforms and other activities, including, for example, marketing services, fulfillment services, cloud-based computer and data storage and other IT solutions and payment processing.
Because we rely on third parties to provide certain of our services and to facilitate certain of our business activities, we face increased operational risk. These third parties may be subject to financial, legal, regulatory and labor issues, cyberattacks, security incidents, privacy breaches, service terminations, disruptions or interruptions, or other problems, which may impose additional costs or requirements on us or prevent these third parties from providing services to us or our users on our behalf, which could harm our business. Additionally, the Consumer Financial Protection Bureau (“CFPB”) and other regulators have issued guidance stating that institutions under their supervision may be held responsible for the actions of the companies with which they contract. Accordingly, we could be adversely impacted to the extent our vendors fail to comply with the legal requirements applicable to the particular products or services being offered.
In some cases, vendors are the sole source, or one of a limited number of sources, of the services they provide to us. For example, we are solely reliant on our agreement with our cloud computing web services provider for the provision of cloud infrastructure services to support our platform. Most of our vendor agreements are terminable by the vendor on little or no notice, and if our current vendors were to terminate their agreements with us or otherwise stop providing services to us on acceptable terms, we may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms, or at all. If any vendor fails to provide the services we require, fails to meet contractual requirements (including compliance with applicable laws and regulations), fails to maintain adequate data privacy controls and electronic security systems, or suffers a cyberattack or other security incident or breach, we could be subject to CFPB, Federal Trade Commission and other regulatory enforcement actions, claims from third parties, including our consumers, and suffer economic and reputational harm that could have an adverse effect on our business. Further, we may incur significant costs to resolve any such disruptions in service, which could adversely affect our business.
If our platform does not meet our service level commitments, our current and future revenue and reputation may be negatively impacted.
We typically commit, through service level agreements or otherwise, to maintaining a minimum service levels with respect to our platform’s functionality, availability and response time. If we are unable to meet these commitments, we may be obligated to provide partners and users, including customers of our custody business and customers of ICE Futures U.S., Inc. (“IFUS”) and ICE Clear US, Inc. (“ICUS”) under our digital currency trading, clearing and custody services agreement with IFUS and ICUS (the “Triparty Agreement”), with remedies set forth below. A failure to meet service level commitments for a relatively short duration could cause us to be contractually obligated to issue credits or refunds to a large number of affected partners, institutions and consumers or result in the loss of partners, institutions and consumers. In addition, we cannot predict whether our partners, institutions and consumer participants will accept these credits, refunds, termination or extension rights in lieu of other legal remedies that may be available to them. Our failure to meet our commitments could also result in substantial consumer dissatisfaction or loss. Because of the loss of future revenues through the issuance of credits or the loss of partners, institutions and of consumers or other potential liabilities, our revenue could be significantly impacted if we cannot meet our service level commitments.
In addition, we rely on public cloud providers, such as Microsoft Azure and Google Cloud, and any availability interruption in the public cloud could result in us not meeting our service-level commitments. In some cases, we may not have a contractual right with our public cloud providers that compensates us for any losses due to availability interruptions in the public cloud.
Any of the above circumstances or events may harm our reputation, impair our ability to develop our platform and grow our base of users, subject us to financial penalties and liabilities under our service level agreements and otherwise harm our business, financial condition and results of operations.

If we cannot keep pace with rapid technological developments to provide new and innovative products and services, the use of our products and services may not develop, and, consequently, our business would suffer.
Rapid, significant and disruptive technological changes impact the industries in which we operate, including developments in payment card tokenization, mobile, social commerce (i.e., ecommerce through social networks), authentication, cryptoassets (including distributed ledger and blockchain technologies), and near-field communication and other proximity payment technology, such as contactless payments. As a result, we expect new services and technologies to continue to emerge and evolve, and we cannot predict the effects of technological changes on our business. In addition to our own initiatives and innovations, we rely in part on third parties for the development of and access to new or evolving technologies. These third parties may restrict or prevent our access to, or utilization of, those technologies, as well as their platforms or products. In addition, we may not be able to accurately predict which technological developments or innovations will become widely adopted and how those technologies may be regulated. We expect that new services and technologies applicable to the industries in which we operate will continue to emerge and may be superior to, or render obsolete, the technologies we currently use in our products and services. Developing and incorporating new technologies into our products and services may require substantial expenditures, take considerable time, and ultimately may not be successful. In addition, our ability to adopt new products and services and to develop new technologies may be inhibited by industry-wide standards, payments networks, changes to laws and regulations, resistance to change from users, third-party intellectual property rights, or other factors. Our success will depend on our ability to develop and incorporate new technologies and adapt to technological changes and evolving industry standards; if we are unable to do so in a timely or cost-effective manner, our business could be harmed.
If a large percentage of our revenue is concentrated with a small number of enterprise and/or loyalty partners, the loss of any such enterprise or loyalty partner would materially and adversely affect our business, financial condition, results of operations and future prospects.
The concentration of a significant portion of our business and transaction volume with a limited number of enterprise and/or loyalty partners and financial institutions exposes us disproportionately to the risk of any of those partners choosing to no longer partner with us, to the economic performance of such partners or their respective industries or to any events, circumstances, or risks affecting such partners or their respective industries. Any such loss could make our platform less appealing to existing and potential users. In addition, because our business model anticipates revenue synergies between our loyalty redemption, alternative payment method and digital asset marketplace aspects, the loss of a significant partner in one aspect would have negative repercussions across the three separate revenue streams. Accordingly, the loss of any significant enterprise or loyalty partner or financial institution relationship could materially and adversely affect our business, results of operations, financial condition and future prospects.
Failure to deal effectively with fraud, fictitious transactions, bad transactions and negative consumer experiences could increase our loss rate and harm our business and could severely diminish user confidence in and use of our platform.
It is expected that our platform will process a significant volume and dollar value of transactions daily. In the event that enterprise or loyalty partners do not fulfill their obligations to consumers on our platform, we may incur substantial losses as a result of claims from consumers. We will seek to recover such losses from the partner, but we may not fully recover them if the partner is unwilling or unable to pay. In addition, in the event of the bankruptcy or other business interruption of a partner that sells goods or services in advance of the date of their delivery or use (e.g., airline, cruise or concert tickets, custom-made goods and subscriptions), we could be liable to consumers who buy such goods or services, through chargebacks. Furthermore, any reserves we generate to offset transaction losses may be insufficient.
We may also incur substantial losses from claims that a consumer did not authorize fraudulent or erroneous transactions. We have taken measures to detect and reduce the risk of fraud on our platform, but these measures require continuous improvement and may not be effective in detecting and preventing fraud, particularly new and continually evolving forms of fraud or in connection with new or expanded product offerings. If these measures do not succeed, our business could be negatively impacted.
Our failure to correctly cause the settlement of transactions running through our platform, or the failure of a third party to correctly follow instructions regarding settlement of such transactions, could harm our business.
As our platform develops, we will be required to settle large amounts of user transactions on behalf of consumers and on behalf of or through enterprise and loyalty partners via their APIs. Our ability to correctly cause transaction settlement requires a high level of internal controls and to some degree requires the involvement and technology of our enterprise and loyalty partners. Since our platform is in its development stage, we have neither an established operating history nor proven management experience in developing or maintaining the necessary internal controls. Our success will require significant public confidence in our ability to handle large and growing transaction volumes and the cooperation of our enterprise and loyalty partners. Any failure by us, or by any third party, to maintain the necessary controls or to effect or cause settlement of transactions running through our platform accurately and in compliance with applicable regulatory requirements could result in reputational harm, lead users to discontinue or reduce their use of our platform and result in significant penalties and fines, any of which could materially harm our business.
If we experience rapid growth, it may place significant demands on our operational, administrative and financial resources and it may be difficult to sustain such growth.
We have a relatively limited operating history even at our current scale and our projected growth in future periods following the launch of our consumer app exposes us to increased risks, uncertainties, expenses and difficulties. If we are unable to appropriately scale our operations to support such growth, our business, results of operations, financial condition and future prospects would be materially and adversely affected.
As a result of our growth, we face significant challenges in:
•increasing the number of consumers on, and the volume of transactions facilitated through, our platform;
•maintaining and developing relationships with existing and new enterprise and loyalty partners and financial institutions;
•securing funding to maintain our operations and future growth;
•maintaining adequate financial, business and risk controls;
•implementing new or updated information and financial risk controls and procedures;
•navigating complex and evolving regulatory and competitive environments;
•attracting, integrating and retaining an appropriate number of qualified employees of an adequate technological skill level;
•particularly in the COVID-19 environment, training, managing and appropriately sizing our workforce and other components of our business on a timely and cost-effective basis;
•expanding within existing markets;
•entering new markets and introducing new solutions;
•continuing to develop, maintain, protect and scale our platform;
•effectively using limited personnel and technology resources; and
•maintaining the security of our platform and the confidentiality of the information, including personally identifiable information, provided and utilized across our platform.
We may not be able to properly manage and scale our expanding operations effectively, and any failure to do so could adversely affect our ability to generate revenue and control our expenses, and would materially and adversely affect our business, financial condition, results of operations and future prospects.

Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify, pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value and otherwise adversely affect our business, financial condition and results of operations.
We have in the past and may in the future seek to acquire or invest in businesses, joint ventures and platform technologies that we believe could complement or expand our platform, enhance our technology, or otherwise offer growth opportunities. Any such acquisitions or investments may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable opportunities, whether or not the transactions are completed and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of any acquired companies, particularly if the key personnel of an acquired company choose not to work for us, or if we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. Any such transactions that we are able to complete may not result in the synergies or other benefits we expect to achieve, which could result in substantial impairment charges. These transactions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations or the trading price of our securities.
We may require additional capital to support the growth of our business, and such capital might not be available on acceptable terms, if at all.
Other than the proceeds received from the Business Combination, we have funded our operations since inception primarily through equity financings and payments received from our platform. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, financial condition, or results of operations. If we incur debt, the debt holders would have rights senior to holders of existing securities to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our Class A Common Stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our existing securities. Our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, thus we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our securities and diluting their interests.
Our financial condition and results of operations may be adversely affected by the impact of the continuing COVID-19 pandemic.

Occurrences of epidemics or pandemics, depending on their scale, may cause different degrees of damage to the national and local economies within our geographic focus. Global economic conditions may be disrupted by widespread outbreaks of infectious or contagious diseases. For example, the global COVID-19 pandemic (including its variants and any resurgence) could have an adverse effect on the value, operating results and financial condition of our business. In addition, the impact of the pandemic is likely to cause substantial changes in consumer behavior and has caused restrictions on business and individual activities, which are likely to lead to reduced economic activity. These effects could be exacerbated or prolonged by the emergence of COVID-19 variants, including the “omicron” variant. Extraordinary actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 (including its variants) in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders and similar mandates for many individuals and businesses to substantially restrict daily activities has had and may continue to have an adverse effect on our financial condition and results of operations. The extent and duration of the economic effects attributable to COVID-19 (including its variants and any resurgence) remains uncertain at this time. A continued significant economic slowdown, or periodic resurgences due to COVID-19 variants and/or the failure to achieve appropriate vaccination or immunity rates, or the potential fading effect of certain vaccines, could have a substantial adverse effect on our financial condition, liquidity and results of operations.
The loss of the services of our senior management could adversely affect our business.
The experience of our senior management is a valuable asset to us. If we are unable to retain members of our core senior management team, including our Chief Executive Officer, Gavin Michael, we could experience uncertainty and significant delays or difficulty in the achievement of our development and strategic objectives and our business, financial condition and results of operations could be materially and adversely harmed. Our management team has significant experience in the digital assets, payments, loyalty and institutional trading businesses, is responsible for many of our core competencies, and would be difficult to replace. Competition for senior executives in these businesses, especially in the unique manner in which we combine such competencies, is intense, and we may not be able to attract and retain qualified personnel to replace or succeed members of our senior management team or other key personnel. Failure to retain talented senior leadership could have a material adverse effect on our business.
Our business will suffer if we fail to attract and retain highly skilled employees.
Our future success will depend on our ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization, particularly information technology and sales. Further, hiring qualified and experienced personnel in this specialized technology space is difficult due to the high level of competition and scarcity of experience. Many of the companies with which we compete for experienced employees have greater resources than we do and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training employees, which increases their value to competitors that may seek to recruit them. We may not be able to attract, develop and maintain the skilled workforce necessary to operate our business and labor expenses may increase as a result of a shortage in the supply of qualified personnel, which would negatively impact our business. Further, if we suffer attrition and shortages with respect to certain of our customer service personnel, such as our call centers, our ability to maintain compliance with our service level commitments to partners may be impacted, resulting in financial penalties and, potentially, damage to or loss of those partner relationships.
We are currently operating in a period of economic uncertainty and disruption, which has been significantly impacted by geopolitical instability due to the ongoing military conflict between Russia and Ukraine. Our business, financial condition and results of operations may be materially adversely affected by any negative impact on the global economy resulting from the conflict in Ukraine or any other geopolitical tensions.
U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the military conflict between Russia and Ukraine. Although the length and impact of the ongoing conflict is highly unpredictable, the conflict and other geopolitical tensions could lead to market disruptions, including significant volatility in cryptocurrencies and the capital markets, as well as supply chain constraints. These disruptions could adversely impact our business both directly and indirectly through adverse developments to our partners’ businesses. We are continuing to monitor the situation in Ukraine and globally and assessing its potential impact on our business. The extent and duration of the conflict, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any such disruptions may also magnify the impact of other risks set forth in this “Item 1A. Risk Factors.”
Our revenue is impacted, to a significant extent, by the general economy.
Our business, the digital asset industry, and our partners’ businesses are sensitive to macroeconomic conditions. Economic factors such as interest rates, changes in monetary and related policies, market volatility, consumer confidence, and unemployment rates are among the most significant factors that impact consumer spending behavior. Weak economic conditions, high interest rates, inflation or a significant deterioration in economic conditions reduce the amount of disposable income consumers have, which in turn reduces consumer spending and the willingness of consumers to accumulate and spend digital assets or otherwise transact in digital assets, which would have an adverse effect on our business, results of operations, financial condition, and future prospects.
Our ability to generate subscription and service revenue and transaction revenue depends, in part, on consumers continuing to access and utilize our platform. Our partners’ businesses may decrease or fail to increase as a result of factors outside of their control, such as the macroeconomic conditions referenced above, or business conditions affecting a particular partner, industry vertical, or region. Weak economic conditions also could extend the length of our partners’ sales cycle and cause consumers to delay making (or not make) purchases of our partners’ products and services. Some of our partners have experienced a decrease in sales, supply chain disruptions, inventory shortages, and other adverse effects. A decline in activity by consumers of our partners’ products and services for any reason may correspondingly result in lower revenue generated by our platform.
Risks Related to Cryptoassets
Cryptoasset custodial solutions and related technology, including our systems and custodial arrangements, are subject to risks related to a loss of funds due to theft of cryptoassets, employee or vendor sabotage, security and cybersecurity risks, system failures and other operational issues, the loss, destruction or other compromise of our private keys and a lack of sufficient insurance, which could cause damage to our reputation and brand.
Our systems and custodial solutions involve the processing, storage and transmission of cryptoassets and data. While we contractually limit our exposure in the event that cryptoassets are stolen or misappropriated, we cannot guarantee that these limits will protect us from additional liability and other damage. The theft or misappropriation of cryptoassets held in custody by us would likely result in financial loss, reputational damage, potential lack of trust from our users, negative press coverage, and diversion of our management’s time and focus. The secure storage and transmission of cryptoassets and data over networks will be a critical element of our operations. Despite the defensive measures we may take, these threats may come from external factors such as governments, organized crime, hackers, and other third parties such as outsourced or infrastructure-support providers and application developers, or may originate internally from an employee or service provider to whom we have granted access to our systems.
Cryptoasset transactions may be irrevocable, and stolen or incorrectly transferred cryptoassets may be irretrievable. Once a transaction has been verified and recorded in a block that is added to the distributed ledger, an incorrect transfer of a cryptoasset generally will not be reversible, and we may not be capable of seeking compensation for any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, the cryptoasset could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. Such events would have a material adverse effect on our ability to continue as a going concern.
Cryptoassets are controllable only by the possessor of private keys relating to the distributed ledger through which the cryptoassets are held. While the distributed ledgers require a public key relating to a digital asset to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the cryptoassets. To the extent our private keys are lost, destroyed, or otherwise compromised and no backups of the private keys are accessible, we will be unable to access the cryptoassets held through the distributed ledger. Any loss of private keys relating to, or hack or other compromise of, our cryptoassets could adversely affect our consumers’ ability to access or sell their cryptoassets and could harm consumers’ trust in us and our products. Additionally, any loss of private keys relating to, or hack or other compromise of, the distributed ledger through which third parties store cryptoassets could have negative reputational effects on us and harm consumers’ trust in us and our products.
While we maintain insurance policies, those policies may not be adequate to reimburse us for losses caused by security breaches or incidents, and we may lose cryptoassets valued in excess of the insurance policy without any recourse. Unlike bank accounts or accounts at some other financial institutions, in the event of loss or loss of utility value, there is no public insurer to offer recourse to us or to any consumer and the misappropriated cryptoassets may not be easily traced to the bad actor.
Further, when cryptoasset custodial solutions or transfer venues, whether involving our systems or others, experience system failures or other operational issues, such events could result in a reduction in cryptoasset prices or confidence and impact our success and have a material adverse effect on our ability to continue as a going concern.
Our cryptoasset business’s pricing model and incentive arrangements may create conflicts of interest and affect our revenues.
In our cryptoasset business, our subsidiary, Bakkt Marketplace, transacts with consumers on its platform for its own account, at a price determined by us, which will reflect a margin or other compensation to us. Bakkt Marketplace is not acting as broker on behalf of the consumer, and there is no assurance that prices on its platform are or will be as favorable to consumers as prices that may be available from other sources. To facilitate consumer transactions, we will enter into transactions in cryptoassets with trading counterparties. The prices at which we are able to transact with trading counterparties may affect the prices at which we buy or sell from or to consumers. In addition, we may enter into arrangements that give us an incentive to use certain trading counterparties for this purpose, which may also affect the price at which Bakkt Marketplace is willing to transact with its consumers. These arrangements may present conflicts of interest. Some consumers may object to our pricing model, as well as our arrangements with trading counterparties, and any negative views of users or market participants regarding our pricing and such arrangements could adversely affect our business.
There may be a general perception among regulators and others that cryptoassets are used to facilitate illegal activity such as fraud, money laundering, tax evasion and ransomware scams. Because we provide the ability to buy, sell, convert, spend and send certain cryptoassets, any negative perceptions associated with cryptoassets could harm our reputation and brand.
Cryptoassets are perceived by regulators and the general public as being susceptible to, and in fact have been used on numerous occasions for, illegal or improper uses, including money laundering, terrorist financing, illegal online gambling, fraudulent sales of goods or services, illegal sales of prescription medications or controlled substances, piracy of software, movies, music and other copyrighted or trademarked goods (in particular, digital goods), bank fraud, child pornography, human trafficking, prohibited sales of alcoholic beverages or tobacco products, securities fraud, pyramid or ponzi schemes, or to facilitate other illegal activity. Because our platform allows certain individuals and institutions that are direct customers of Bakkt Trust to deposit and withdraw cryptoassets, and our platform allows consumers to buy, sell, convert, spend and send cryptoassets, this perception may harm our reputation and brand because it could be viewed as facilitating, or could otherwise become associated with, these illegal activities. Any such negative perception of our brand and reputation could harm our business. Further, banks may not provide banking services, or may cut off banking services, to businesses that provide cryptoasset-related services, which could dampen liquidity in the market and damage the public perception of cryptoassets generally or any one digital asset in particular, such as bitcoin, which could decrease the trading volume of cryptoassets.
Cryptoassets, such as bitcoin, do not have extensive historical precedence and distributed ledger technology continues to rapidly evolve. The unique characteristics of these digital assets present risks and challenges to us that could have a material adverse effect on our business.
Cryptoassets, such as bitcoin, do not have extensive historical precedence, and distributed ledger technology continues to rapidly evolve. Given the infancy of the development of cryptoasset networks, parties may be unwilling to transact in cryptoassets, which would dampen the growth, if any, of cryptoasset networks. In our capacity as a cryptoasset custodian, our platform holds cryptoassets for individual and institutional consumers, and buys, sells, sends and receives cryptoassets to fulfill buy and sell orders of such consumers, which it then holds on behalf of the consumers through the Bakkt Warehouse. The rate of change of cryptoasset networks can present technological challenges and require us to expend significant time and expenditures to adapt to new cryptoasset network technologies. Acceptance of software patches or upgrades by a significant, but not overwhelming, percentage of the users and miners in a cryptoasset network, such as the Bitcoin Network, could result in a “fork” in such network’s distributed ledger, resulting in the operation of multiple separate networks. This could require us to develop and incorporate new technologies to integrate with the new fork, which may require substantial expenditures and take considerable time, if it can be done at all. Until such time as we develop and incorporate such new technologies, consumers may not be able to access new forks or the assets available on new forks. Because cryptoasset networks are dependent upon the internet, a disruption of the internet or a cryptoasset network, such as the Bitcoin Network, would affect the ability to transfer cryptoassets, including bitcoin. The realization of one or more of the foregoing risks may have a material adverse effect on our cryptoasset trading and custody business. Moreover, because cryptoassets, including bitcoin, have been in existence for a short period of time and are continuing to develop and evolve, there may be additional risks in the future that are impossible to predict and which could have a material adverse effect on our cryptoasset and custody business.
Cryptoassets are subject to volatile price fluctuations which can impact our business.
Prices of cryptoassets have fluctuated widely for a variety of reasons including uncertainties in government regulation and may continue to experience significant price fluctuations. Volatility has had a significant impact on the fair market value of cryptoassets and there can be no assurance that ongoing volatility will positively impact the value of cryptoassets.
Several factors may affect the price of cryptoassets, including:
•Total cryptoassets in existence;
•Global cryptoassets supply and demand;
•Investors’ expectations with respect to the rate of inflation of fiat currencies;
•Currency exchange rates;
•Interest rates;

•Cryptoasset market fragmentation and consolidation;
•Fiat currency withdrawal and deposit policies of cryptoasset exchanges and liquidity of such exchanges;
•Interruptions in service from or failure of major cryptoasset exchanges;
•Cyber theft of cryptoassets from online cryptoasset wallet providers, or news of such theft from such providers, or theft from individual cryptoasset wallets;
•Investment and trading activities of hedge funds and other large cryptoasset investors;
•Monetary policies of governments, trade restrictions, currency devaluations and revaluations;
•Regulatory measures, if any, that restrict or facilitate the ability to buy, sell or hold cryptoassets or use cryptoassets as a form of payment;
•Availability and popularity of businesses that provide cryptoasset-related services;
•Maintenance and development of the open-source software protocol of the cryptoasset network;
•Increased competition from other forms of cryptoasset or payments services;
•Global or regional political, economic or financial events and uncertainty (such as the ongoing geopolitical tensions related to Russia’s actions in Ukraine, and resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions);
•Manipulative trading activity on cryptoasset exchanges, which are largely unregulated;
•The adoption of such cryptoassets as a medium of exchange, store-of-value or other consumptive asset and the maintenance and development of the open-source software protocol of the applicable cryptoasset;
•Forks in the applicable cryptoasset network;
•Consumer preferences and perceptions of such cryptoasset specifically and cryptoassets generally;
•An active derivative market for such cryptoasset or for cryptoassets generally;
•Fees associated with processing a transaction of such cryptoasset and the speed at which such transactions are settled; and
•Decreased confidence in cryptoasset exchanges due to the unregulated nature and lack of transparency surrounding the operations of cryptoasset exchanges.
Consumers’ holdings of cryptoassets may never generate a profit, since cryptocurrency markets have historically experienced extended periods of flat or declining prices, in addition to sharp fluctuations. In addition, consumers should be aware that there is no assurance that cryptoassets will maintain their long-term value in terms of future purchasing power. Our financial results and the market price of our securities may be adversely affected if price volatility of cryptoassets causes our internal market maker algorithm to malfunction.
We hold cryptoassets for consumers through a consumer account at the Bakkt Warehouse, and we use a proprietary algorithm that automatically maintains the appropriate level of cryptoassets in our treasury (proprietary) account for the purposes of maintaining our desired proprietary balance of cryptoassets and fulfilling the buy and sell orders of cryptoasset consumers. The price of cryptoassets have historically been subject to dramatic price fluctuations and are highly volatile and the value of our cryptoasset holdings could be affected. Additionally, it is possible that our algorithm could fail, for example, as a result of such dramatic price fluctuations, and cause us to have to buy or sell one or more cryptoassets for a loss relative to the price at which we bought or sold such cryptoassets from or to consumers. Further, our algorithm could malfunction and buy or sell far more or far fewer cryptoassets than is necessary for the purposes of maintaining our desired proprietary balance of cryptoassets and fulfilling the buy and sell orders of cryptoasset consumers. Such a malfunction could cause us to hold dramatically more cryptoassets than we should hold or that we have the capital to acquire, or cause us to be unable to fulfill the buy orders of consumers, all of which may cause us to experience damage to our reputation as well as financial losses. Any such losses caused by a malfunction of our algorithm may create significant volatility in our reported earnings. Any decrease in reported earnings or increased volatility of such earnings due to such losses could have a material adverse effect on the market price of our securities. Further, any future changes in U.S. generally accepted accounting principles (“GAAP”) that require us to change the manner in which we account for our cryptoassets in our own account could have a material adverse effect on our financial results and the market price of our securities.
We currently support, and expect to continue to support, certain smart contract-based cryptoassets. If the underlying smart contracts for these cryptoassets do not operate as expected, they could lose value and our business could be adversely affected.
We currently support, and expect to continue to support, various cryptoassets that represent units of value on smart contracts deployed on a third party blockchain. Smart contracts are programs that store and transfer value and execute automatically when certain conditions are met. Since smart contracts typically cannot be stopped or reversed, vulnerabilities in their programming and design can have damaging effects. For instance, in April 2018, a batch overflow bug was found in many Ethereum-based ERC20-compatible smart contract tokens that allows hackers to create a large number of smart contract tokens, causing multiple crypto asset platforms worldwide to shut down ERC20- compatible token trading. Similarly, in March 2020, a design flaw in the MakerDAO smart contract caused forced liquidations of crypto assets at significantly discounted prices, resulting in millions of dollars of losses to users who had deposited crypto assets into the smart contract. If any such vulnerabilities or flaws come to fruition, smart contract-based crypto assets, including those held by our customers on our platforms, may suffer negative publicity, be exposed to security vulnerabilities, decline significantly in value, and lose liquidity over a short period of time.
In some cases, smart contracts can be controlled by one or more “admin keys” or users with special privileges, or “super users”. These users have the ability to unilaterally make changes to the smart contract, enable or disable features on the smart contract, change how the smart contract receives external inputs and data, and make other changes to the smart contract. For smart contracts that hold a pool of reserves, these users may also be able to extract funds from the pool, liquidate assets held in the pool, or take other actions that decrease the value of the assets held by the smart contract in reserves. Even for cryptoassets that have adopted a decentralized governance mechanism, such as smart contracts that are governed by the holders of a governance token, such governance tokens can be concentrated in the hands of a small group of core community members, who would be able to make similar changes unilaterally to the smart contract. If any such super user or group of core members unilaterally make adverse changes to a smart contract, the design, functionality, features and value of the smart contract, its related cryptoassets may be harmed. In addition, assets held by the smart contract in reserves may be stolen, misused, burnt, locked up or otherwise become unusable and irrecoverable. These super users can also become targets of hackers and malicious attackers. If an attacker is able to access or obtain the super user privileges of a smart contract, or if a smart contract’s super-users or core community members take actions that adversely affects the smart contract, our customers who hold and transact in the affected cryptoassets may experience decreased functionality and value of the applicable cryptoassets, up to and including a total loss of the value of such cryptoassets. Although we do not control these smart contracts, any such events could cause customers to seek damages against us for their losses, result in reputational damage to us, or in other ways adversely impact our business.
We may encounter technical issues in connection with the integration of supported cryptoassets and changes and upgrades to their underlying networks, which could adversely affect our business.
In order to support any supported cryptoasset, a variety of front and back-end technical and development work is required to integrate such supported cryptoasset with our existing technical infrastructure. For certain cryptoassets, a significant amount of development work is required and there is no guarantee that we will be able to integrate successfully with any existing or future cryptoasset. In addition, such integration may introduce software errors or weaknesses into our platform, including our existing infrastructure. Even if such integration is initially successful, any number of technical changes, software upgrades, soft or hard forks, cybersecurity incidents, bugs, errors, defects or other changes to the underlying blockchain network may occur from time to time, causing incompatibility, technical issues, disruptions, or security weaknesses to our platform. If we are unable to identify, troubleshoot and resolve any such issues successfully, we may no longer be able to support such cryptoasset, our customers’ assets may be frozen or lost, the security of our hot, warm, or cold wallets may be compromised, and our platform and technical infrastructure may be affected, all of which could adversely impact our business.

The blockchains on which ownership of cryptoassets are recorded are dependent on the efforts of third parties acting in their capacity as the blockchain transaction miners or validators, and if these third parties fail to successfully perform these functions, the operation of the blockchains that record ownership of cryptoassets could be compromised.
Blockchain miners or validators maintain the record of ownership of cryptoassets. If these entities suffer from cyberattacks or other security incidents (whether from hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, the inadvertent transmission of computer viruses or other malware, other forms of malicious attacks, malfeasance or negligent acts of its personnel, or via other means, including phishing attacks and other forms of social engineering), of for financial or other reasons cease to perform these functions, the functioning of the blockchains on which the ownership of a cryptoasset is recorded and the valuation based may be jeopardized. Any such interruption could result in loss of cryptoassets and/or their value.
In addition, over the past several years, digital asset mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation application specific integrated circuit (“ASIC”) machines to “professionalized” mining operations using proprietary hardware or sophisticated machines. If the profit margins of digital asset mining operations are not sufficiently high, digital asset miners are more likely to immediately sell tokens earned by mining, resulting in an increase in liquid supply of that digital asset, which would generally tend to reduce that digital asset’s market price.
Risks Related to Regulation, Taxation and Laws
We are a holding company and our only material asset is our interest in Opco, and it is accordingly dependent upon distributions made by its subsidiaries to pay taxes and expenses, make payments under the Tax Receivable Agreement and pay dividends.
We are a holding company with no material assets other than our ownership of Opco Common Units and our managing member interest in Opco. As a result, we have no independent means of generating revenue or cash flow. Our ability to pay taxes and operating expenses, make payments under the Tax Receivable Agreement (“Tax Receivable Agreement”) and pay dividends (if any) will depend on the financial results and cash flows of Opco and its subsidiaries and the distributions we receive from Opco. Deterioration in the financial condition, earnings or cash flow of Opco and its subsidiaries for any reason could limit or impair Opco’s ability to pay such distributions. Additionally, to the extent we need funds and Opco and/or any of its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or Opco is otherwise unable to provide such funds, it could materially adversely affect our liquidity and financial condition.
Opco will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of Opco Common Units. Accordingly, we will be required to pay income taxes on our allocable share of any net taxable income of Opco. Under the terms of the Opco LLC Agreement, Opco is obligated to make certain tax distributions to holders of Opco Common Units (including us). In addition to tax expenses, we will also incur other expenses, including payment obligations under the Tax Receivable Agreement, which could be significant. We intend to cause Opco to make distributions to holders of Opco Common Units, pro rata, in aggregate amounts sufficient to cover all of our applicable income taxes, payments required to be made by us under the Tax Receivable Agreement and dividends, if any, declared us. However, as discussed below, Opco’s ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, restrictions on distributions that would either violate any contract or agreement to which Opco is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering Opco insolvent. If our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement and to fund our obligations, we may be required to incur additional indebtedness to provide the liquidity needed to make such payments, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid; provided, however, that non-payment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, which could be substantial.
Additionally, although Opco generally will not be subject to any entity-level U.S. federal income tax, it may be liable under federal tax legislation for adjustments to its tax return, absent an election to the contrary. In the event that the taxing authorities determine that Opco’s tax returns are incorrect, Opco and/or its members, including us, in later years may be subject to material liabilities pursuant to this federal legislation and its related guidance.
We anticipate that the distributions we will receive from Opco may, in certain periods, exceed our actual tax liabilities and obligations to make payments under the Tax Receivable Agreement. Our board of directors (the “Board”), in its sole discretion, will make determinations with respect to the use of any such excess cash, which may include, among other uses to pay dividends, which may include special dividends, on the Class A Common Stock; to fund repurchases of Class A Common Stock; or any combination of the foregoing. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. To the extent that we do not distribute such excess cash as dividends on Class A Common Stock or otherwise undertake ameliorative actions between Opco Common Units and shares of Class A Common Stock and instead, for example, hold such cash balances, holders of Opco Common Units that hold interests in Opco may benefit from any value attributable to such cash balances as a result of their ownership of Class A Common Stock following an exchange of their Opco Common Units, notwithstanding that such holders may previously have participated as holders of Opco Common Units in distributions by Opco that resulted in such excess cash balances for us.
Dividends on our common stock, if any, will be paid at the discretion of the Board, which will consider, among other things, our business, operating results, financial condition, current and expected cash needs, plans for expansion and any legal or contractual limitations on its ability to pay such dividends. Financing arrangements may include restrictive covenants that restrict our ability to pay dividends or make other distributions to our stockholders. In addition, Opco is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Opco (with certain exceptions) exceed the fair value of its assets. Opco’s subsidiaries are generally subject to similar legal limitations on their ability to make distributions to Opco. If Opco does not have sufficient funds to make distributions, our ability to declare and pay cash dividends may also be restricted or impaired.
Pursuant to the Tax Receivable Agreement, we are required to pay 85% of the net income tax savings we realize as a result of increases in the tax basis in Opco’s assets as a result of exchanges of Opco Common Units for Class A Common Stock (or cash) pursuant to the Exchange Agreement, and those payments may be substantial.
The Opco Equity Holders may exchange their Opco Common Units for shares of Class A Common Stock (or cash) pursuant to the Exchange Agreement, subject to certain conditions and transfer restrictions as set forth therein and in the Third Amended and Restated LLC Agreement. These exchanges are expected to result in increases in our allocable share of the tax basis of the tangible and intangible assets of Opco. These increases in tax basis may increase (for income tax purposes) depreciation and amortization deductions and therefore reduce the amount of U.S. federal and applicable state income tax that we would otherwise be required to pay in the future had such exchanges never occurred.
We are party to the Tax Receivable Agreement, which generally provides for the payment by us of 85% of certain net tax benefits, if any, that we realize (or in certain cases are deemed to realize) as a result of these increases in tax basis and certain other tax attributes of Opco and tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. These payments are our obligation and not an obligation of Opco. The actual increase in our allocable share of Opco’s tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of the Class A Common Stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of the recognition of our income. While many of the factors that will determine the amount of payments that we will make under the Tax Receivable Agreement are outside of our control, we expect that the payments we will make under the Tax Receivable Agreement will be substantial and could have a material adverse effect on our financial condition. Estimating the amount and timing of payments that may become due under the Tax Receivable Agreement is, by its nature, imprecise. The amount and timing of any payments under the Tax Receivable Agreement are dependent upon significant future events, including those noted above in respect of estimating the amount and timing of our realization of tax benefits The potential future tax savings that we will be deemed to realize, and the Tax Receivable Agreement payments made by us, will be calculated based on the market value of the Class A Common Stock at the time of each redemption or exchange under the Exchange Agreement and the prevailing tax rates applicable to us over the life of the Tax Receivable Agreement and will depend on us generating sufficient taxable income to realize the tax benefits that are subject to the Tax Receivable Agreement. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid; however, non-payment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, which could be substantial, as further described below. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make it a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement.
In certain cases, payments under the Tax Receivable Agreement may exceed the actual tax benefits we realize or such payments may be accelerated.
Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, and the Internal Revenue Service (the “IRS”) or another taxing authority may challenge all or any part of the tax basis increases, as well as other tax positions that we take, and a court may sustain such a challenge. In the event any tax benefits initially claimed by us are disallowed, the current Opco Equity Holders will not be required to reimburse us for any excess payments that may previously have been made under the Tax Receivable Agreement, for example, due to adjustments resulting from examinations by taxing authorities. Rather, excess payments made to such holders will be netted against any future cash payments otherwise required to be made by us, if any, after the determination of such excess. However, a challenge to any tax benefits initially claimed by us may not arise for a number of years following the initial time of such payment or, even if challenged early, such excess cash payment may be greater than the amount of future cash payments that we might otherwise be required to make under the terms of the Tax Receivable Agreement and, as a result, there might not be future cash payments from which to net against. As a result, in certain circumstances we could make payments under the Tax Receivable Agreement in excess of our actual income tax savings, which could materially impair our financial condition.
Moreover, the Tax Receivable Agreement provides that, in the event that (a) we exercise our early termination rights under the Tax Receivable Agreement, (b) the Tax Receivable Agreement is rejected in a bankruptcy proceeding, (c) certain changes of control occur (as described in the Tax Receivable Agreement) or (d) we are more than thirty days late in making of a payment due under the Tax Receivable Agreement (unless we determine that we have insufficient funds to make such payment as a result of obligations imposed in connection with a senior obligation or applicable law), our obligations under the Tax Receivable Agreement will accelerate and we will be required to make an immediate lump-sum cash payment to the Opco Equity Holders equal to the present value of all forecasted future payments that would have otherwise been made under the Tax Receivable Agreement, which lump-sum payment would be based on certain assumptions, including those relating to our future taxable income. The lump-sum payment to the Opco Equity Holders could be substantial and could exceed the actual tax benefits that we realize subsequent to such payment because such payment would be calculated assuming, among other things, that we would have certain tax benefits available to it, that we would be able to use the potential tax benefits in future years, and that tax rates applicable to us would be the same as they were in the year of the termination.
There may be a material negative effect on our liquidity if the payments under the Tax Receivable Agreement exceed the actual income tax savings that we realize. Furthermore, our obligations to make payments under the Tax Receivable Agreement could also have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. We may need to incur additional indebtedness to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise. Such indebtedness may have a material adverse effect on our financial condition.
We may have to constrain our business activities to avoid being deemed an investment company under the Investment Company Act.
In general, a company that is or holds itself out as being engaged primarily in the business of investing, reinvesting, or trading in securities may be deemed to be an investment company under the Investment Company Act. The Investment Company Act contains substantive legal requirements that regulate the manner in which “investment companies” are permitted to conduct their business activities. We believe we have conducted, and intend to continue to conduct, our business in a manner that does not result in us being characterized as an investment company. To avoid being deemed an investment company, we may decide not to broaden our offerings, which could require us to forgo attractive opportunities. If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which would adversely affect our business, financial condition and results of operations. In addition, we may be forced to make changes to our management team if we are required to register as an investment company under the Investment Company Act.

Our business is subject to extensive government regulation, oversight, licensure and approvals. Our failure to comply with extensive, complex, uncertain, overlapping and frequently changing rules, regulations and legal interpretations could materially harm our business.
Our business is subject to laws, rules, regulations, policies and legal interpretations in the markets in which we operate, including, but not limited to, those governing:
•money transmission;
•virtual currency business activity;
•prepaid access;
•consumer protection;
•anti-money laundering;
•counter-terrorist financing;
•privacy and data protection;
•cybersecurity;
•economic and trade sanctions;
•commodities;
•derivatives; and
•securities.
We have been, and expect to continue to be, required to apply for and maintain various licenses, certifications and regulatory approvals in jurisdictions where we provide our services, including due to changes in applicable laws and regulations or the interpretation of such laws and regulations. There can be no assurance that we will elect to pursue, or be able to obtain, any such licenses, certifications and approvals. In addition, there are substantial costs and potential product changes involved in maintaining and renewing such licenses, certifications and approvals. For instance, in the United States, Bakkt Marketplace has obtained licenses to operate as a money transmitter (or its equivalent) in the states where it operates and where such licenses are required, as well as in the District of Columbia and Puerto Rico. As a licensed money transmitter, Bakkt Marketplace is subject to reporting requirements, restrictions with respect to the investment of consumer funds, bonding requirements and inspection by state regulatory agencies.
Our success and increased visibility may result in increased regulatory oversight and enforcement and more restrictive rules and regulations that apply to our business. As we expand our business activities, both as to the products and services offered and into jurisdictions beyond the United States, we will become increasingly obligated to comply with new laws and regulations, including those of any additional countries or markets in which we operate. Laws regulating the internet, mobile, and related technologies outside of the United States often impose different, more specific, or even conflicting obligations on companies, as well as broader liability. For example, certain transactions that may be permissible in a local jurisdiction may be prohibited by regulations of U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) or U.S. anti-money laundering or counter-terrorist financing regulations.
Additionally, significant parts of our business, such as our product and service offerings involving cryptoassets, are subject to uncertain and/or evolving regulatory regimes. As digital assets, including cryptoassets, have grown in both popularity and market size, governments have reacted differently to such digital assets, with certain governments deeming them illegal and others allowing their use and trade. Ongoing and future regulatory actions may impact our ability to continue to operate, and such actions could affect our ability to continue as a going concern, which would have a material adverse effect on our business, prospects or operations. The regulatory framework is unsettled with respect to many forms of digital assets, which means that federal or state regulators may in the future curtail or prohibit the acquisition, use or redemption of certain digital assets. Ownership of, holding or trading in certain digital assets may be limited and subject to sanction. Federal or state regulators may also take regulatory action that may increase the cost and/or subject companies that custody or facilitate the trading of digital assets to additional regulation.
In general, any failure or perceived failure to comply with existing or new laws, regulations, or orders of any regulatory authority (including changes to or expansion of the interpretation of those laws, regulations, or orders), including those discussed in this risk factor, may subject us to liability, significant fines, penalties, criminal and civil lawsuits, forfeiture of significant assets and enforcement actions in one or more jurisdictions, result in additional compliance and licensure requirements, increase regulatory scrutiny of our business, restrict our operations and force us to change our business practices, make product or operational changes, including ceasing our operations in certain jurisdictions, or delaying planned product launches or improvements. Any of the foregoing could, individually or in the aggregate, harm our reputation, damage our brand and business, impose substantial costs and adversely affect our financial condition and results of operations. The complexity of U.S. federal and state regulatory and enforcement regimes, coupled with the scope of our operations and the evolving regulatory environment, could result in a single event giving rise to a large number of overlapping investigations and legal and regulatory proceedings by multiple authorities. We have implemented policies and procedures designed to help ensure compliance with applicable laws and regulations, but there can be no assurance that our employees, contractors, or agents will not violate such laws and regulations.
The U.S. state and federal regulatory regime governing blockchain technologies and cryptocurrencies is uncertain, and new regulations or policies may alter our business practices with respect to cryptocurrencies.
We currently offer, and will continue to offer, virtual currency and cryptocurrency-related trading services through one or more subsidiaries that are licensed and registered with various governmental authorities as a money service business, money transmitter, virtual currency business, or the equivalent. Although many regulators have provided some guidance, regulation of digital assets based on or incorporating blockchain, such as cryptocurrencies and cryptocurrency exchanges, remains uncertain and will continue to evolve. Further, regulation varies significantly among federal, state and local jurisdictions. As blockchain networks and blockchain assets have grown in popularity and in market size, federal and state agencies are increasingly taking interest in, and in certain cases regulating, their use and operation. Treatment of virtual currencies continues to evolve under federal and state law. Many U.S. regulators, including the SEC, FinCEN, the IRS and certain state regulators have made official pronouncements or issued guidance or rules regarding the treatment of bitcoin and other cryptocurrencies. However, there remain uncertainties associated with being subject to FinCEN regulations as a money service business, as FinCEN’s rules, regulations and guidance are evolving and subject to change. For instance, while FinCEN has released guidance about how it considers its regulations to interact with cryptoasset businesses, there remain some uncertainties about the application of this guidance to certain cryptoasset businesses. Changes to FinCEN’s rules, regulations and guidance could subject us to increased scrutiny and/or require updates to our policies and procedures and compliance programs. The IRS released guidance treating virtual currency as property that is not currency for U.S. federal income tax purposes, although there is no indication yet whether other courts or federal or state regulators will follow this classification.
Meanwhile, certain state regulators, such as the NYDFS, have created or are in the process of creating new regulatory frameworks with respect to virtual currency. For example, in 2015, the NYDFS adopted the first U.S. regulatory framework for licensing participants in virtual currency business activity. The regulation, known informally as the “BitLicense,” regulates the conduct of businesses that are involved in virtual currencies in New York or with New York customers and prohibits any person or entity involved in such activity from conducting such activities without a license. Bakkt Marketplace currently operates under a BitLicense.
Other states may adopt similar statutes and regulations that will require us or our subsidiaries to obtain a license to conduct cryptocurrency activities. For example, in July 2020, Louisiana adopted the Virtual Currency Business Act, which will require operators of virtual currency businesses to obtain a virtual currency license in order to conduct business in Louisiana in accordance with a rule, which is expected to be issued by the Louisiana Office of Financial Institutions. Other states, such as Texas, have published guidance on how their existing regulatory regimes governing money transmitters apply to virtual currencies. Some states, such as New Hampshire, North Carolina and Washington, have amended their state’s statutes to clarify the treatment of virtual currencies within existing licensing regimes, while others have interpreted their existing statutes as requiring a money transmitter license to conduct certain virtual currency business activities.
Both federal and state agencies have instituted enforcement actions against those violating their interpretation of existing laws. Other U.S. and many state agencies have offered little official guidance and issued no definitive rules regarding the treatment of cryptoassets. The Commodity Futures Trading Commission (“CFTC”) staff has publicly taken the position that certain virtual currencies, which can include cryptocurrencies, are commodities, and as such, exchange-

traded derivatives involving bitcoin are subject to the CFTC’s jurisdiction and enforcement powers. This has been reflected in certain CFTC enforcement actions, including those against Coinflip, Inc. and certain informal CFTC guidance, such as the LabCFTC’s Primer on Virtual Currencies. However, such informal guidance is not official policy, rule or regulation, may be subject to change and does not necessarily bind the CFTC. To the extent that bitcoin is deemed to fall within the definition of a “commodity interest” under the Commodity Exchange Act (“CEA”), we may be subject to additional regulation under the CEA and CFTC regulations. Although the CFTC has suggested it is not particularly focused on pursuing such enforcement at this time, in the event that the CFTC pursues such enforcement and ultimately shuts down an exchange on which our bitcoin futures contract is traded, it may have a significant adverse impact on our business and plan of operations.
As blockchain technologies and cryptoasset business activities grow in popularity and market size, and as new cryptoasset businesses and technologies emerge and proliferate, federal, state and local regulators revisit and update their laws and policies and can be expected to continue to do so in the future. Changes in this regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government, may significantly affect or change the manner in which we currently conduct some aspect of our business.
The technologies underlying cryptoassets are novel technologies and relatively untested, and the application of U.S. federal and state securities laws to aspects of these technologies and cryptoassets is unclear in certain respects. Because of the novelty of cryptoassets and their underlying blockchain technologies, it is possible that securities regulators may interpret laws in a manner that adversely affects the value of cryptoassets and our business. Various legislative and executive bodies in the United States and in other countries may, in the future, adopt laws, regulations, or guidance, or take other actions that could severely or materially impact the permissibility of the operation of the blockchain networks underlying cryptoassets. It is difficult to predict how or whether regulatory agencies may apply existing or new regulation with respect to this technology and its applications. In addition, self-regulatory bodies may be established that set guidelines regarding cryptocurrencies, tokens like cryptoassets, which could have similar effects to new policies adopted by government bodies.
Any future regulatory actions applicable to cryptoassets, the blockchain networks underlying them, our business, and our related activities could severely impact us. It could also result in negative publicity. Regulatory change could even potentially result in certain operations of our operations being viewed as impermissible, which could negatively affect the value of cryptoassets and our business.
Cryptocurrency networks, blockchain technologies, and coin and token offerings also face an uncertain regulatory landscape in many foreign jurisdictions, including (among others) the European Union, China and Russia. Various foreign jurisdictions may, in the future, adopt laws, regulations or directives that affect cryptoassets and our business. The effect of any future regulatory change is impossible to predict, but any change could be substantial and materially adverse to the adoption and value of cryptoassets and our business.
New or changing laws and regulations or interpretations of existing laws and regulations, in the United States and other jurisdictions, may materially and adversely impact cryptoassets and our business, including with respect to their value, their liquidity, the ability to access marketplaces or exchanges on which to trade cryptoassets, and the structure, rights and transferability of cryptoassets.
We are subject to anti-money laundering and counter terrorist financing laws and regulations, globally, including the USA PATRIOT Act, and failure to comply with such laws and regulations may subject us to liability. There can be no assurance that our employees or agents will not violate such laws and regulations.
We are subject to anti-money laundering and counter terrorist financing laws and regulations globally, including the Bank Secrecy Act, as amended by the USA PATRIOT Act, the regulations promulgated by FinCEN, as well as economic and trade sanctions programs, including those imposed and administered by OFAC. These regulations prohibit, among other things, our involvement in transferring the proceeds of criminal activities. Under OFAC’s economic sanctions program, we are prohibited from financial transactions and other dealings with certain countries and geographies and with persons and entities included in OFAC sanctions lists, including its list of Specially Designated Nationals and Blocked Persons.
The United States is also a member of the Financial Action Task Force (“FATF”), an intergovernmental body that establishes international standards to combat money laundering, terrorist financing and other related threats to the integrity of the international financial system. FATF issues guidance that members states are required to observe. More recently, in

October 2021, FATF issued the Updated Guidance Virtual Assets and Virtual Asset Service Providers (“FATF Guidance”) which provides additional details regarding expectations for cryptoasset businesses, including those related to due diligence, transmission of transaction data and reporting. We are digesting the impact of this FATF Guidance, which we also expect to evolve over time.

We have implemented policies and procedures designed to help ensure compliance with these laws and regulations. However, regulators in the United States, where we currently operate, continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program. For example, Division F of the National Defense Authorization Act for Fiscal Year 2021, titled the Anti-Money Laundering Act of 2020, makes significant reforms to the Bank Secrecy Act and other anti-money laundering rules. Evaluation and incorporation of changes required under Division F could result in greater costs for compliance. Furthermore, on March 2, 2022, a group of United States Senators sent the Secretary of the United States Treasury Department a letter asking Secretary Yellen to investigate its ability to enforce such sanctions vis-à-vis bitcoin, and on March 8, 2022, President Biden announced an executive order on cryptocurrencies that seeks to establish a unified federal regulatory regime for cryptocurrencies. We are unable to predict the nature or extent of new and proposed legislation and regulation affecting the cryptocurrency industry, or the potential impact of the use of cryptocurrencies by Specially Designated Nationals or Blocked Persons, which could have material adverse effects on our business and our industry more broadly. Our failure to comply with such laws and regulations, as required by our regulators, may expose us to liability or enforcement actions.
There also can be no assurance that our employees or agents will not violate such anti-money laundering and counter terrorist financing laws and regulations. A failure by us or our employees or agents to comply with such laws and regulations and subsequent judgment or settlement against us under these laws could subject us to monetary penalties, damages and/or have a significant reputational impact.
Digital assets are currently subject to many different, and potentially overlapping, regulatory regimes, and may in the future be subject to different regulatory regimes than those that are currently in effect. There can be no assurance that we will be able to comply with all of the regulatory regimes that currently apply or may be applied in the future to digital assets. In particular, a cryptoasset’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty, and if cryptoassets on our platform are later determined to be securities, we may be subject to regulatory scrutiny, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.
The digital assets that we currently intend to include in our platform include cryptoassets, consumer loyalty and rewards programs, merchant closed-loop gift cards and in-game payments. We plan to enable trading of traditional equity securities on our platform, but only through a registered broker-dealer. Each of the digital assets that we intend to include within our platform is currently subject to certain regulatory regimes and may in the future be subject to different regulatory regimes than those that are currently in effect. There can also be no assurance that we will be able to comply with all of the regulatory regimes that currently apply or may be applied in the future to these digital assets. In addition, it is possible that certain regulatory regimes will make it prohibitively expensive or impossible for us to provide our planned functionality for one or more digital assets.
We evaluate which cryptoassets to include on our platform pursuant to a new cryptoasset listing policy, which includes review by operational, legal and compliance functions. While we plan to enable traditional equity securities trading on our platform through a broker-dealer, we do not currently intend to include cryptoassets that are securities among the digital assets offered through Bakkt Marketplace.
The SEC and its staff have taken the position that certain cryptoassets fall within the definition of a “security” under the U.S. federal securities laws, and it is possible the SEC may take this position with respect to other assets that may be bought, sold, converted, spent and sent on our platform. The legal test for determining whether any given asset is a security is a highly complex, fact-driven analysis that evolves over time, and the outcome is difficult to predict. The SEC generally has not provided advance guidance or confirmation on the status of any particular cryptoasset as a security. Furthermore, the SEC’s views in this area have evolved over time, and it is difficult to predict the direction or timing of any continuing evolution. It is also possible that a change in the governing administration or the appointment of new SEC commissioners could substantially impact the views of the SEC and its staff. To date, public statements by senior officials at the SEC indicate that the SEC does not intend to take the position that bitcoin or ether are securities in their current form; however, these are the only cryptoassets as to which senior officials at the SEC have publicly expressed such a view. Moreover, such statements do not represent SEC rules or official policy statements by the SEC; they reflect only the speakers’ views and are not binding on the SEC or any other agency or court and cannot be generalized to any other cryptoasset or other asset. With respect to all other cryptoassets, there is currently no certainty under the existing securities laws to determine that such assets are not securities; though the SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given cryptoasset is a security in April 2019, this framework is also not a rule, regulation or statement of the SEC and is not binding on the SEC. With that said, the current SEC Chairman, Gary Gensler, has repeatedly indicated in remarks to various forums, including the U.S. Congress, that some cryptoassets and related products and services may qualify as securities and accordingly be subject to SEC oversight and regulation. Chairman Gensler further referred to the cryptoasset industry as the “Wild West” and called for more consistent and clear regulation of this sector. The SEC, as well as other regulators, seem increasingly fixated on the regulation of cryptoassets, which may impact our business. There also remains significant unclarity over whether individual cryptocurrencies or cryptoassets backed by local currencies (stablecoins) will be deemed as “securities.”
While we currently operate only in the United States, we intend to expand internationally and will be required to comply with the securities (and other) laws of those jurisdictions as we do so. Foreign jurisdictions have varying approaches to classifying cryptoassets as “securities,” and certain cryptoassets and other assets may be deemed to be a “security” under the laws of some jurisdictions, but not others. Various non-U.S. jurisdictions may, in the future, adopt additional laws, regulations, or directives that affect the characterization of cryptoassets and other assets as “securities.”
The classification of an asset as a security under applicable law has wide-ranging implications for the regulatory obligations that flow from the offer, sale, trading and clearing of such assets. For example, an asset that is a security in the United States may generally only be offered or sold in the United States pursuant to a registration statement filed with the SEC or in an offering that qualifies for an exemption from registration. Persons that effect transactions in assets that are classified as securities in the United States may be subject to registration with the SEC and states in which they offer and sell securities as a “broker” or “dealer” and subject to the corresponding rules and regulations of the SEC, relevant states and self-regulatory organizations, including the Financial Industry Regulatory Authority, Inc. (“FINRA”).
We could be subject to legal or regulatory action in the event the SEC, a foreign regulatory authority, or a court were to determine that a supported cryptoasset bought, sold, converted, spent or sent through our platform is a “security” under applicable laws. Because our platform is not yet registered or licensed with the SEC or foreign authorities as a broker-dealer, national securities exchange, or alternative trading system (“ATS”) (or foreign equivalents), and we do not seek to register or rely on an exemption from such registration or license to facilitate the offer and sale of cryptoassets on our platform, we currently only permit transactions in digital assets that we have determined are not securities. We intend to offer other cryptoassets on our platform in the future, although which cryptoassets will be allowed on our platform and the timing for such cryptoassets to be allowed on out platform is uncertain. We will only allow those cryptoassets for which we determine there are reasonably strong arguments to conclude that the cryptoasset is not a security. Our process will reflect a comprehensive and thoughtful analysis and will be reasonably designed to facilitate consistent application of available legal guidance to facilitate informed risk-based business judgment.
However, the application of securities laws to the specific facts and circumstances of cryptoassets may be complex and subject to change, and a listing determination does not guarantee any conclusion under the United States federal securities laws. For example, in December 2020 the SEC filed a lawsuit against Ripple Labs, Inc. and two of its executives, alleging that they have engaged in an unregistered, ongoing securities offering through the sale of XRP, Ripple’s digital asset, which had been in the public domain since 2012. We expect our risk assessment policies and procedures to continuously evolve to take into account developments in case law, facts and developments in technology, regulatory clarity and changes in market acceptance and adoption of these digital assets.
There can be no assurances that we will properly characterize any given cryptoasset, or other digital asset, as a security or non-security for purposes of determining if that cryptoasset or digital asset is allowed to be offered through our platform, or that the SEC, foreign regulatory authority, or a court, if the question was presented to it, would agree with our assessment. If the SEC, foreign regulatory authority, or a court were to determine that bitcoin or any other cryptoasset or other digital asset to be offered, sold, or traded on our platform in the future is a security, we would not be able to offer such cryptoasset or other digital asset for trading until we are able to do so in a compliant manner, such as through an alternative trading system approved to trade cryptoassets or other digital assets that constitute securities, and such determination may have adverse consequences for such supported cryptoasset or other digital asset. A determination by the SEC, a foreign regulatory authority, or a court that an asset that we support for trading on our platform constitutes a security may also result in a determination that we should remove such asset from our platform, as well as other assets that have similar characteristics to such asset deemed to be a security. In addition, we could be subject to judicial or administrative sanctions for failing to offer or sell the asset in compliance with the registration requirements, or for acting as a broker, dealer, or national securities exchange without appropriate registration. Such an action could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines and disgorgement, criminal liability and reputational harm. Customers that traded such supported assets on our platform and suffered trading losses could also seek to rescind a transaction that we facilitated on the basis that it was conducted in violation of applicable law, which could subject us to significant liability. Furthermore, if we remove any assets from trading on our platform, our decision may be unpopular with users and may reduce our ability to attract and retain customers, especially if such assets remain traded on unregulated exchanges, which includes many of our competitors.
Failure to comply with anti-bribery and anti-corruption laws and similar laws could subject us to penalties and other adverse consequences.
We are subject to the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, and possibly other anti-bribery and anti-corruption laws in countries outside of the United States where we conduct our activities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, business partners, and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.
We may leverage third parties to sell our products and conduct our business abroad. We, our employees, agents, representatives, business partners and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, business partners or third-party intermediaries even if we do not explicitly authorize such activities. We cannot assure you that all of our employees, agents, representatives, business partners or third-party intermediaries will not take actions in violation of applicable law for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase.
These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that none of our employees, agents, representatives, business partners or third-party intermediaries will not violate our policies or applicable laws and regulations, for which we may be ultimately held responsible.
Any allegations or violation of the FCPA or other applicable anti-bribery and anti-corruption laws could result in whistleblower complaints, sanctions, settlements, prosecution, enforcement actions, fines, damages, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from government contracts, all of which may have an adverse effect on our reputation, business, results of operations, and prospects. Responding to any investigation or action will likely result in a materially significant diversion of management’s attention and resources and significant defense costs and other professional fees.
We are subject to federal and state consumer protection laws and regulations in the jurisdictions in which we operate, which may result in liability or expense, including potential private rights of action, if we do not comply, or it is alleged that we do not to comply, with such laws.
We are subject to federal and state consumer protection laws and regulations in the jurisdictions in which we operate. In the United States, Bakkt Marketplace is subject to federal and state consumer protection laws and regulations applicable to its activities, including the Electronic Fund Transfer Act (“EFTA”) and Regulation E as implemented by the CFPB. These regulations require us to provide advance disclosure of changes to our services, follow specified error resolution procedures and reimburse consumers for losses from certain transactions not authorized by the consumer, among other requirements. There are uncertainties associated with being subject to consumer protection rules and regulations of the CFPB and other regulators, including in the application of certain rules and regulations to our business model and to cryptoassets. Bakkt Marketplace may be considered a “covered person” for purposes of the CFPB’s enforcement authority and may additionally be subject to the authority of the Federal Trade Commission. Under certain consumer protection rules and regulations, we may be exposed to significant liability to consumers in the event that there is an incident which results in a large number of unauthorized and fraudulent transfers out of our system. Additionally, we could face private litigation by consumers under consumer protection laws and regulations that have private rights of action. Technical violations of consumer protection laws could result in the assessment of actual damages or statutory damages or penalties of up to $1,000 in individual cases or up to $500,000 per violation in any class action and treble damages in some instances; we could also be liable for plaintiffs’ attorneys’ fees in such cases. We could be subject to, and could be required to pay amounts in settlement of, lawsuits containing allegations that our business violated the EFTA and Regulation E or otherwise advance claims for relief relating to our business practices.
In October 2016, the CFPB issued a final rule on prepaid accounts. The rule’s definition of prepaid account includes certain accounts that are capable of being loaded with funds and whose primary function is to conduct transactions with multiple, unaffiliated merchants, at ATMs and/or for person-to-person transfers, including certain digital wallets. The rule’s requirements include: the disclosure of fees and other information to the consumer prior to the creation of a prepaid account; the extension of Regulation E liability limits and error-resolution requirements to all prepaid accounts; the application of Regulation Z credit card requirements to prepaid accounts with overdraft and credit features; and the submission of prepaid account agreements to the CFPB and their publication to the general public. In April 2017, the CFPB delayed the effective date of the final rule on prepaid accounts to April 1, 2018, and indicated that it would review, among other issues, the linking of credit cards to digital wallets that are capable of storing funds. In June 2017, the CFPB released proposed changes to its final rule, and in January 2018, the CFPB issued its final rule, modifying some aspects of the rule, with an overall effective date of April 1, 2019. We have implemented certain changes to comply with the final rule, some of which constitute substantial changes to the design of certain U.S. consumer accounts and their operability, which could lead to consumer dissatisfaction, require us to reallocate resources, and increase our costs, which could negatively affect our business.
Complying with evolving privacy and other data related laws and requirements may be expensive and force us to make changes to our business, and failure to comply with such laws and requirements could result in substantial harm to our business.
We are subject to a number of laws, rules, directives and regulations (“privacy laws”) relating to the collection, use, retention, security, processing and transfer of personally identifiable information about our consumers, employees, and other individuals (“personal data”) in the jurisdictions where we operate. Our business relies on the processing of data and the movement of data, and, as a result, much of the personal data that we process, especially financial information, may be regulated by multiple privacy laws. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between or among us, our subsidiaries and other parties with which we have commercial relationships. Regulatory scrutiny of privacy, data protection and the collection, storage, use and sharing of personal data is increasing across multiple jurisdictions.
Furthermore, laws relating to privacy and data protection, including with respect to the use of data in artificial intelligence and machine learning, are rapidly evolving, extensive, complex and include inconsistencies and uncertainties. Examples of recent and anticipated developments that have or could impact our business include the following:
•In January 2020, the California Consumer Privacy Act (“CCPA”) took effect, providing California residents increased privacy rights and protections, including the ability to opt out of sales of their personal information. The CCPA may increase our compliance costs and exposure to liability.
•In November 2021, the California Privacy Rights (“CPRA”) was approved by California voters. The CPRA significantly modifies the CCPA, including by imposing additional obligations on covered business and expanding consumers’ rights with respect to certain sensitive personal information, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA.
•In March 2021, the Governor of Virginia signed into law the Virginia Consumer Data Protection Act (“VCDPA”). The VCDPA creates consumer rights similar to the CCPA, but also imposes security and assessment requirements for businesses.
•In July 2021, Colorado enacted the Colorado Privacy Act, which closely resembles the VCDPA, and, like the VCDPA, will be enforced by the state Attorney General and district attorney.
•Other U.S. states are considering adopting similar laws. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.
•The United States government is considering regulating artificial intelligence and machine learning.

•The certifications we maintain and the standards we comply with, including the Payment Card Industry Data Security Standard, among others, are becoming more stringent.
These and other similar legal and regulatory developments could contribute to legal and economic uncertainty, affect how we design, market, sell and operate our platform, how our merchant partners, consumers and vendors process and share data, how we process and use data, and how we transfer personal data from one jurisdiction to another, which could negatively impact demand for our platform. We may incur substantial costs to comply with such laws and regulations, to meet the demands of our merchant partners relating to their own compliance with applicable laws and regulations, and to establish and maintain internal policies, self-certifications and third-party certifications supporting our compliance programs. Our merchant partners may delegate their obligations relating to these or other laws or regulations to us via contract, and we may otherwise be required to expend resources to assist our merchant partners with such compliance obligations. In addition, any actual or perceived non-compliance with applicable laws, regulations, policies, industry data protections, security standards and certifications could result in proceedings, investigations, or claims against us by regulatory authorities, consumers, merchant partners, or others, leading to reputational harm, significant fines, litigation costs and damages. All of these impacts could have a material adverse effect on our business, financial condition and results of operations.
We publish privacy policies and other documentation regarding our collection, processing, use and disclosure of personal data, including credit card information, and certain other information. Although we endeavor to comply with our published policies, certifications and documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or vendors fail to comply with our published policies, certifications and documentation. Such failures can subject us to potential local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices.
In addition, because of the large number of text messages, emails, phone calls and other communications we send or make to our consumers for various business purposes, communication-related privacy laws that provide a specified monetary damage award or fine for each violation could result in particularly significant damage awards or fines. For example, under the Telephone Consumer Protection Act (“TCPA”), in the U.S., plaintiffs may seek actual monetary loss or statutory damages of $500 per violation, whichever is greater, and courts may triple the damage award for willful or knowing violations. We could be subject to lawsuits (including class-action lawsuits) containing allegations that our business violated the TCPA. These lawsuits seek damages (including statutory damages) and injunctive relief, among other remedies. Given the large number of communications we send to our consumers, a determination that there have been violations of the TCPA or other communications-based statutes could expose us to significant damage awards that could, individually or in the aggregate, materially harm our business.
We are subject to significant litigation risk and risk of regulatory liability and penalties. Any future litigation against us could be costly and time-consuming to defend.
Many aspects of our business involve substantial litigation risks. These risks include, among others, potential liability from disputes over terms of a trade, the claim that a system failure or delay caused monetary losses to a user, that we entered into an unauthorized transaction, that we provided materially false or misleading statements in connection with a transaction or that we failed to effectively fulfill our regulatory oversight responsibilities. We may be subject to disputes regarding the quality of consumer order execution, the settlement of consumer orders or other matters relating to our services. We may become subject to these claims as a result of failures or malfunctions of our systems and the services we provide. More generally, we may become subject to legal proceedings and claims that arise in the ordinary course of business, such as claims brought by our users in connection with commercial disputes, employment claims made by our current or former employees and securities class action litigation or other shareholder action litigation.
Litigation, even claims without merit, might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, financial condition and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us (including premium increases or the imposition of large deductible or co-insurance requirements). A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial position and results of operations. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms, or that our insurers will not deny coverage as to any future claim. Further, an adverse resolution of any future lawsuit or claim against us could have a material adverse effect on our business and our reputation. To the extent we are found to have failed to fulfill our regulatory obligations, we could lose our authorizations or licenses or become subject to conditions that could make future operations more costly and impair our profitability. Such events could also result in consumer dissatisfaction and a decline in consumers’ willingness to use our platform.
We agree to indemnify enterprise and loyalty partners and other third parties, which exposes us to substantial potential liability.
Our contracts with enterprise and loyalty partners, investors and other third parties generally include indemnification provisions under which we agree to defend and indemnify them against claims and losses arising from alleged infringement, misappropriation, or other violation of intellectual property rights, data protection violations, breaches of representations and warranties, damage to property or persons, or other liabilities arising from our platform or such contracts. Although we attempt to limit our indemnity obligations, an event triggering our indemnity obligations could give rise to multiple claims involving multiple enterprise and loyalty partners or other third parties. We may be liable for up to the full amount of the indemnified claims, which could result in substantial liability or material disruption to our business or could negatively impact our relationships with loyalty partners, enterprises or other third parties, reduce demand for our products and adversely affect our business, financial condition and results of operations.
We may be subject to patent litigation.
We have been sued for allegedly infringing other parties’ patents and may continue to be subject to patent infringement claims because, among other reasons:
•our products and services continue to expand in scope and complexity and to converge with technologies not previously associated with the payments and loyalty points space;
•our products and services may be designed, developed and delivered without thorough due diligence of prior works covered by legitimate patent protections;
•our products and services may be designed, developed or delivered by bad actors knowingly using intellectual property from a previous employer or vendor;
•we may continue to expand into new business areas, including through acquisitions; and
•the number of patent owners who may claim that we, or any of the companies we have acquired, or our enterprise or loyalty partners infringe their patents, and the aggregate number of patents controlled by such patent owners, continues to increase.
Such claims may be brought directly against us or against our enterprise and loyalty partners, who we may be required to indemnify due to contractual obligations or as a business matter. We believe that many of the claims against us and other technology companies have been, and continue to be, initiated by third parties whose sole or primary business is to assert such claims. We expect to vigorously defend against patent infringement claims. In addition, there have been significant patent disputes between operating companies in some technology industries. Patent claims, whether or not meritorious, could be time-consuming, divert management’s resources, be costly to manage, defend and resolve, and lead to attempts by other parties to pursue similar claims. Additionally, patent claims could require us to make expensive changes in our methods of doing business, enter into costly royalty or licensing agreements, make substantial payments to satisfy adverse judgments, settle claims or proceedings, or cease conducting certain operations, which would harm our business, results of operations, financial condition and future prospects.
We may be unable to sufficiently protect our proprietary rights and may encounter disputes from time to time relating to our use of the intellectual property of third parties.
We rely on a combination of trademarks, patents, service marks, copyrights, trade secrets, domain names and agreements with employees and third parties to protect our proprietary rights. Nonetheless, third parties may challenge, invalidate or circumvent our intellectual property, and our intellectual property may not be sufficient to provide it with a competitive advantage.
Despite our efforts to protect these rights, unauthorized third parties may attempt to duplicate or copy the proprietary aspects of our technology and processes. Our competitors and other third parties independently may design around or develop similar technology or otherwise duplicate our services or products such that we could not assert our intellectual property rights against them. In addition, our contractual arrangements may not effectively prevent disclosure of our intellectual property and confidential and proprietary information or provide an adequate remedy in the event of an unauthorized disclosure. Measures in place may not prevent misappropriation or infringement of our intellectual property or proprietary information and the resulting loss of competitive advantage, and we may be required to litigate to protect our intellectual property and proprietary information from misappropriation or infringement by others, which is expensive, could cause a diversion of resources and may not be successful.
We also may encounter disputes from time to time concerning intellectual property rights of others, and we may not prevail in these disputes. Third parties may raise claims alleging that we, or consultants or other third parties retained or indemnified by us, infringe on their intellectual property rights. Given the complex, rapidly changing and competitive technological and business environment in which we operate, and the potential risks and uncertainties of intellectual property-related litigation, an assertion of an infringement claim against us may cause us to spend significant amounts to defend the claim, even if we ultimately prevail, pay significant money damages, lose significant revenues, be prohibited from using the relevant systems, processes, technologies or other intellectual property (temporarily or permanently), cease offering certain products or services, or incur significant license, royalty or technology development expenses.
Regulatory requirements upon a change of control of our regulated subsidiaries may require an investor to obtain prior approval or submit information to regulators upon acquiring a direct or indirect controlling interest in us.
Certain of our subsidiaries are subject to regulatory supervision, including the requirement to obtain prior consent from the relevant regulator when a person holds, acquires or increases a controlling interest in those entities. For instance, under certain state money transmitter regulations, no person may hold or acquire, alone or together with others, a direct or indirect stake of 10% or more of us, or exercise, directly or indirectly, a controlling influence over us or any of the regulated subsidiaries. Under other state money transmitter regulations, that threshold may be higher.
Non-compliance with those requirements may lead to injunctions, penalties and sanctions against us as well as the person seeking to hold, acquire or increase a controlling interest, may subject the relevant transactions to cancellation or forced sale, and may result in increased regulatory compliance requirements or other potential regulatory restrictions on our business (including in respect of matters such as corporate governance, restructurings, mergers and acquisitions, financings and distributions). If any of this were to occur, it could damage our reputation, limit our growth and materially and adversely affect our business, financial condition and results of operations.
Our tax information reporting obligations with respect to transactions involving loyalty points or other incentives are subject to change.
Under the current law, we do not believe that we are required to file any information returns with taxing authorities with respect to the issuance by our partners of loyalty points or other incentives, and we believe that we are in compliance with our tax information reporting obligations with respect to incentives that we issue. There can be no assurance that the IRS will not challenge our position, or that the applicable laws and administrative guidance will not change in a manner requiring us to provide additional tax information reporting to our users.
It is unclear whether the conversion to cash or cryptoassets of loyalty points by means of using our platform is or may become subject to information reporting by us. In our capacity as the facilitator of an exchange on which such transactions occur, we may be deemed to have certain information reporting obligations to the IRS or another taxing authority. The IRS has provided limited guidance with respect to information reporting obligations for transactions involving loyalty points or other incentives, and, absent future regulatory or administrative guidance, we expect to file information returns with the IRS for only a limited number of such transactions. There can be no assurances, however, that the IRS will not take a contrary position with respect to our information reporting obligations. If the IRS were to successfully challenge our position with respect to its information reporting obligations or if it were ultimately determined that the conversion of loyalty points to cash or cryptoassets is subject to information reporting obligations, we could potentially be subject to penalties for any failure to satisfy such information reporting obligations. Additionally, changes in applicable laws and administrative guidance could impose such obligations on us. For example, under the recently enacted Infrastructure Investment and Jobs Act of 2021 (Pub. L. 117-58), we may be treated as a “broker” with respect to cryptoassets transactions we facilitate. As a result, we may be required to file certain information reports, including customer’s names and addresses, gross proceeds from sales, and any capital gains or losses to the IRS. The IRS has not yet provided any administrative guidance with respect to the application of this new legislation to companies like ours.

Such changes in our tax information reporting obligations may have a negative effect on the experience of our users and may significantly increase our compliance costs. As a result of the foregoing, our planned business model may be adversely affected or it may incur additional costs in connection therewith.
Changes in tax laws or their judicial or administrative interpretations, or becoming subject to additional taxes that cannot be passed through to our loyalty users, could negatively affect our business, financial condition and results of operations.
Our operations may be subject to extensive tax liabilities, including federal and state income taxes and other taxes, such as excise, sales/use, payroll, franchise, withholding and ad valorem taxes. Changes in tax laws or their judicial or administrative interpretations could decrease the amount of revenues we receive, the value of any tax loss carryforwards and tax credits recorded on our balance sheet and the amount of our cash flow and may have a material adverse impact on our business, financial condition and results of operations. Some of our tax liabilities may be subject to periodic audits by the applicable taxing authority, which could increase our tax liabilities. Furthermore, we may become subject to taxation in various taxing jurisdictions. If we are required to pay additional taxes and are unable to pass the tax expense through to our users, our costs would increase and our net income would be reduced, which could have a material adverse effect on our business, financial condition and results of operations.
Because there is limited guidance for tax reporting or accounting of bitcoin and other cryptoasset transactions, the determination that we have made for how to account for or report the tax treatment of cryptoasset transactions may be subject to change and challenge by relevant tax authorities in various countries, including the United States. Failure to properly report activity related to cryptoassets for tax or accounting purposes may have negative regulatory or legal outcomes and harm our reputation.
Because there has been limited guidance for the tax reporting or accounting of cryptoassets and limited guidance has been provided by the IRS, it is unclear how cryptoasset transactions or other actions related to cryptoassets (such as forks, provision of staking rewards and other cryptoasset incentives and rewards products or other similar items) and related tax consequences should be accounted for or reported for tax purposes. In 2014, the IRS released Notice 2014-21, IRB 2014-16, or IRS Notice, discussing certain aspects of “convertible virtual currency” (that is, digital currency that has an equivalent value in real (or fiat) currency or that acts as a substitute for fiat currency) for U.S. federal income tax purposes. IRS stated that such digital currency is treated as “property”, not “currency” for purposes of the rules relating to foreign currency gain or loss, and may be held as a capital asset. In 2019, the IRS released Revenue Ruling 2019-24 and a set of “Frequently Asked Questions”, or the Revenue Ruling & FAQs, that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of digital currencies are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of digital currency. However, the IRS Notice and the Revenue Ruling & FAQs do not address other significant aspects of the U.S. federal income tax treatment of cryptoassets and related transactions. Moreover, although the Revenue Ruling & FAQs address the treatment of forks, there continues to be uncertainty with respect to the timing and amount of income inclusions for various cryptoasset transactions including, but not limited to, staking rewards and other cryptoasset products. Furthermore, the accounting treatment for revenues from cryptocurrency transactions is currently under review and subject to change. Failure to properly account for and report the transactions and other items related to the cryptoassets held by our consumers to relevant tax authorities, such as the IRS, could have negative outcomes for us and harm our reputation with consumers and others.
There can be no assurance that the IRS or other foreign tax authority will not alter its existing positions with respect to cryptoassets in the future or that a court would uphold the treatment set forth in the existing IRS guidance. It is also unclear what additional guidance may be issued in the future on the treatment of existing cryptoasset transactions and future cryptoasset innovations for purposes of U.S. federal income tax or other foreign tax regulations. Any such alteration of existing IRS and foreign tax authority positions or additional guidance regarding cryptoasset products and transactions could result in adverse tax consequences for holders of cryptoassets and could have an adverse effect on the value of cryptoassets and the broader cryptoassets markets. Future technological and operational developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income and foreign tax purposes. The uncertainty regarding tax treatment of cryptoasset transactions impacts our customers, and could impact our business, both domestically and abroad.
It is likely that the IRS will introduce new rules related to our tax reporting and withholding obligations on our customer transactions in the future, possibly in ways that differ from our existing compliance protocols and where there is risk that we do not have proper records to ensure compliance for certain legacy customers. If the IRS determines that we are not in compliance with our tax reporting or withholding requirements with respect to customer crypto asset transactions, we may be exposed to significant penalties, which could adversely affect our financial position. We anticipate additional guidance from the IRS regarding tax reporting and withholding obligations with respect to customer crypto asset transactions that will likely require us to invest substantially in new compliance measures and may require significant retroactive compliance efforts, which could adversely affect our financial position. Similarly, it is likely that new rules for reporting crypto assets under the “common reporting standard” will be implemented on our international operations, creating new obligations and a need to invest in new onboarding and reporting infrastructure. Such rules are under discussion today by the member and observer states of the “Organization for Economic Cooperation and Development” and may give rise to potential liabilities or disclosure requirements for prior customer arrangements and new rules that affect how we onboard our customers and report their transactions to taxing authorities.
Our ability to use net operating losses to offset future taxable income may be subject to certain limitations under U.S. or foreign tax law.
Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its net operating losses, or NOLs to offset future taxable income. Future changes in our stock ownership, the causes of which may be outside of our control, could result in an ownership change under Section 382 of the Code. Any future NOLs we generate may also be impaired under state laws. In addition, under the 2017 Tax Cuts and Jobs Act, or Tax Act, future tax losses may be utilized to offset no more than 80% of taxable income annually. Under the Coronavirus Aid, Relief, and Economic Security, or CARES Act, signed into law in March 2020, the limitation on the deduction of NOLs to 80% of current year taxable income is eliminated for taxable years beginning before January 1, 2021. Notwithstanding the CARES Act, we may be required to pay federal income taxes in future years despite generating a loss for federal income tax purposes. There is also a risk that due to statutory or regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our future NOLs could expire or otherwise be unavailable to offset future income tax liabilities. It is uncertain if and to what extent various states will conform to the Tax Act, as modified by the CARES Act. For these reasons, we may not be able to realize a tax benefit from the use of any future NOLs we generate, whether or not we attain profitability.
We may be subject to various governmental export control and trade sanctions laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate these controls.
In some cases, our platform may be subject to export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, and our activities may be subject to trade and economic sanctions, including those administered by the United States Department of the Treasury’s Office of Foreign Assets Control, or OFAC, (collectively, “Trade Controls”). As such, a license may be required to make our platform available to certain countries and end-users, and for certain end-uses. The process for obtaining necessary licenses may be time-consuming or unsuccessful, potentially causing delays in sales or losses of sales opportunities, and these licenses may not be issued.  Trade Controls are complex and dynamic regimes and monitoring and ensuring compliance can be challenging.  Although we have procedures in place designed to ensure our compliance with Trade Controls, any failure to comply could subject us to both civil and criminal penalties, including substantial fines, possible incarceration of responsible individuals for willful violations, possible loss of our export or import privileges, and reputational harm.
In addition, various countries regulate the import of certain encryption technology, including through import permit and license requirements, and have enacted laws that could limit our ability to distribute our software and services or could limit our customers’ ability to implement our platform in those countries. Changes in our platform or changes in export and import regulations in such countries may create delays in the introduction of our platform into international markets, prevent our customers with international operations from deploying our platform globally or, in some cases, prevent or delay the export or import of our software and services to certain countries, governments, or persons altogether.
Risks Related to Information Technology and Data
Actual or perceived cyberattacks, security incidents or breaches could result in serious harm to our reputation, business and financial condition.
Our business involves the collection, storage, processing and transmission of confidential information and consumers’ personal data, including financial information and information about how consumers interact with our platform. We have built our reputation on the premise that we offer consumers a secure and convenient way to manage their digital assets. We also maintain and process other information in our business, including our own proprietary, confidential, or otherwise sensitive information, and information we maintain or otherwise process for third parties. An increasing number of organizations, including large merchants, businesses, technology companies and financial institutions, as well as government institutions, have disclosed breaches of their information security systems, some of which have involved sophisticated and highly targeted attacks, including on their websites, mobile applications and infrastructure.
The techniques used to obtain unauthorized, improper, or illegal access to systems and information (including consumers’ personal data), disable or degrade service, or sabotage systems are constantly evolving and have become increasingly complex and sophisticated, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. We may be unable to anticipate these techniques or to implement adequate preventative measures, and any cyberattack, breach or other security incident may take longer than expected to remediate or otherwise address. Unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems or facilities through various means, including, but not limited to, hacking into our systems or facilities or those of our users or vendors, and attempting to fraudulently induce users of our systems (including employees and consumers) into disclosing user names, passwords, payment card information, or other sensitive information, which may in turn be used to access our information technology systems, or to steal digital assets stored by our users. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage and insider threats. Certain efforts may be supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. Numerous and evolving cybersecurity threats, including advanced and persistent cyberattacks, cyberextortion, ransomware, denial-or service attacks, spear phishing and social engineering schemes, the introduction of computer viruses or other malware, and the physical destruction of all or portions of our information technology and infrastructure could compromise the confidentiality, availability and integrity of the information (including consumers’ personal data) in our systems. Although we have developed systems and processes designed to protect information we manage, prevent data loss and other security breaches and effectively respond to known and potential risks, and we expect to continue to expend significant resources to bolster these protections, there can be no assurance that these security measures will provide absolute security or prevent breaches, security incidents or attacks, in particular, as the frequency and sophistication of cyberattacks increases. For example, cybersecurity researchers anticipate an increase in cyberattack activity in connection with Russia’s activities in Ukraine.
Our information technology and infrastructure and those of our vendors (including data center and cloud computing providers) may be vulnerable to cyberattacks, security incidents and breaches and third parties may be able to access our users’ personal data and/or proprietary information, banking, digital asset and payment card information, or other confidential, proprietary, or otherwise sensitive information, stored on or accessible through those systems. We have experienced from time to time, and may experience in the future, security incidents or breaches due to human error, malfeasance, insider threats, system errors, bugs, vulnerabilities, or other irregularities. Actual or perceived breaches of our or our vendors’ security could, among other things:
•interrupt our operations;
•result in our systems or services being unavailable or degraded;
•result in improper disclosure of information (including consumers’ personal data) and violations of applicable privacy and other laws;
•materially harm our reputation and brand;
•result in significant liability claims, litigation, regulatory scrutiny, investigations, fines, penalties and other legal and financial exposure;
•cause us to incur significant remediation costs;
•lead to loss or theft of user digital assets, such as rewards points;
•lead to loss of user confidence in, or decreased use of, our products and services;
•divert the attention of management from the operation of our business;
•result in significant compensation or contractual penalties from us to our users as a result of losses to them or claims by them; and

•adversely affect our business and results of operations.
We expect to expend significant resources to protect against privacy and security incidents and breaches and may be required to redress problems caused by privacy and security incidents or breaches. We have implemented remote working protocols and offer work-issued devices to certain employees, but the actions of employees while working remotely may have a greater effect on the security of our infrastructure, networks, and the information, including personal data, we process, including for example by increasing the risk of compromise to systems or information arising from employees’ combined personal and private use of devices, accessing our networks or information using wireless networks that we do not control, or the ability to transmit or store information outside of our secured network. Although many of these risks are not unique to the remote working environment, they have been heightened by the dramatic increase in the numbers of our employees who have been and are continuing to work from home as a result of government requirements or guidelines and internal policies that have been put in place in response to the COVID-19 pandemic. Our employees’ or third parties’ intentional, unintentional, or inadvertent actions may increase our vulnerability or expose us to security threats, such as ransomware, other malware and phishing attacks, and we may remain responsible for unauthorized access to, loss, alteration, destruction, acquisition, disclosure or other processing of information we or our vendors process or otherwise maintain, even if the security measures used to protect such information comply with applicable laws, regulations and other actual or asserted obligations. Also, cyberattacks, including on the supply chain, continue to increase in frequency and magnitude, and we cannot provide assurances that our preventative efforts will be successful.
Financial services regulators in various jurisdictions have implemented authentication requirements for banks and payment processors intended to reduce online fraud, which could impose significant costs, require us to change our business practices, make it more difficult for new consumers to join us, and reduce the ease of use of our platform, which could harm our business. While we maintain insurance policies, they may not be adequate to reimburse us for losses caused by security incidents or breaches. We also cannot be certain that our insurance coverage will be adequate for incurred information security liabilities, that insurance will continue to be available to us on economically reasonable terms, or at all, or that an insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, results of operations, and reputation.
Systems failures and resulting interruptions in the availability of our websites, applications, products or services could harm our business.
Our systems and those of our service providers, enterprise and loyalty partners have experienced from time to time, and may experience in the future service interruptions or degradation because of hardware and software defects or malfunctions, insider threats, human error, earthquakes, hurricanes, floods, fires and other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts (including ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia or its allies in response to such sanctions), terrorist attacks, computer viruses or other malware, or other events. We have experienced from time to time, and may experience in the future, disruptions in our systems. In addition, as a provider of payments solutions and digital assets trading and custody solutions, we are subject to heightened scrutiny by regulators that may require specific business continuity, resiliency and disaster recovery plans and more rigorous testing of such plans, which may be costly and time-consuming to implement, and may divert our resources from other business priorities.
We have experienced and expect to continue to experience system failures, denial-of-service attacks and other events or conditions from time to time that interrupt the availability, or reduce or adversely affect the speed or functionality, of our products and services. These events have resulted and likely will result in loss of revenue. A prolonged interruption in the availability or reduction in the availability, speed, or functionality of our products and services could materially harm our business. The full-time availability and expeditious delivery of our products and services is critical to our goal of gaining widespread acceptance among users for digital payments. Frequent or persistent interruptions in our services could cause current or potential users to believe that our systems are unreliable, leading them to switch to competitors or to avoid or reduce the use of our platform, and could permanently harm our reputation and brand. Moreover, if any system failure or similar event results in damages to our users, these users could seek significant compensation or contractual penalties from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address, and could have other consequences described in this “Risk Factors” section under the caption “Actual or perceived cyberattacks, security incidents, or breaches could result in serious harm to our reputation, business and financial condition.” Further, frequent or persistent site interruptions could lead to regulatory scrutiny, significant fines and penalties and mandatory and costly changes to our business practices, and ultimately could cause us to lose existing licenses that we need to operate or prevent or delay us from obtaining additional licenses that may be required for our business.
We also rely on facilities, components, applications and services supplied by third parties, including data center facilities and cloud storage services, which subjects us to risks in the nature of those discussed in this “Risk Factors” section under the caption “We rely on third parties, over which we have no control, in many aspects of our business which creates additional risk, including risks related to the failure of third parties to provide various services that are important to our operations or to comply with legal or regulatory requirements.” From time to time, such third parties may cease to provide us with such facilities and services. Additionally, if these third parties experience operational interference or disruptions, breach their agreements with us, fail to perform their obligations and meet our expectations, or experience a cyberattack, security incident or breach, our operations could be disrupted or otherwise negatively affected, which could result in consumer dissatisfaction, regulatory scrutiny and damage to our reputation and brands and materially and adversely affect our business. While we maintain business interruption insurance, our coverage may be insufficient to compensate us for all losses that may result from interruptions in our service as a result of systems failures and similar events.
In addition, we are continually improving and upgrading our information systems and technologies. Implementation of new systems and technologies is complex, expensive and time-consuming. If we fail to timely and successfully implement new information systems and technologies, or improvements or upgrades to existing information systems and technologies, or if such systems and technologies do not operate as intended, this could have an adverse impact on our business, internal controls (including internal controls over financial reporting), results of operations and financial condition.
If we use open source software inconsistent with our policies and procedures or the license terms applicable to such software, we could be subject to legal expenses, damages, or costly remediation or disruption to our business.
We use open source software in our platform. While we have policies and procedures in place governing the use of open source software, there is a risk that we incorporate open source software with onerous licensing terms, including the obligation to make our source code available for others to use or modify without compensation. If we receive an allegation that we have violated an open source license, we may incur significant legal expenses, be subject to damages, be required to redesign our platform or app to remove the open source software, or be required to comply with onerous license restrictions, all of which could have a material impact on our business. Even in the absence of a claim, if we discover the use of open source software inconsistent with our policies, we could expend significant time and resources to replace the open source software or obtain a commercial license, if available. All of these risks are heightened by the fact that the ownership of open source software can be uncertain, leading to litigation, and many of the licenses applicable to open source software have not been interpreted by courts, and these licenses could be construed to impose unanticipated conditions or restrictions on our ability to commercialize our products. Any use of open source software inconsistent with our policies or licensing terms could harm our business and financial position.
Risks Related to Risk Management and Financial Reporting
Real or perceived inaccuracies in our key operating metrics may harm our reputation and negatively affect our business.
We track certain key operating metrics with internal systems and tools that are not independently verified by any third party. While the metrics presented in this Annual Report on Form 10-K are based on what we believe to be reasonable assumptions and estimates, our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If the internal systems and tools we use to track these metrics understate or overstate performance or contain algorithmic or other technical errors, the key operating metrics we report may not be accurate. If investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed and our results of operations and financial condition could be adversely affected.

If we are unable to develop and maintain effective internal controls over financial reporting, we may not be able to produce timely and accurate financial statements, which could have a material adverse effect on our business.
We have limited accounting and finance personnel and other resources and must develop our own internal controls and procedures consistent with PCAOB standards. We intend to continue to evaluate actions to enhance our internal controls over financial reporting, but there is no assurance that we will identify control deficiencies or material weaknesses in the future.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. To comply with Section 404 of the Sarbanes-Oxley Act, we expect to incur substantial cost, expend significant management time on compliance-related issues and hire additional accounting, financial and internal audit staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
Pursuant to the Sarbanes-Oxley Act we will be required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an “emerging growth company” under the JOBS Act, we will also be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.
Any failure to maintain effective disclosure controls and procedures or internal control over financial reporting could have an adverse effect on our business and operating results, and cause a decline in the price of our securities.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements and income and expenses during the periods reported. Actual results could materially differ from those estimates and the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve those related to revenue recognition, internal-use software development costs, valuation of our stock-based compensation awards, including the determination of fair value of our common stock, accounting for income taxes, the carrying value of operating lease right-of-use assets and useful lives of long-lived assets, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our securities.
Our management has limited experience in operating a public company.

Certain of our executive officers and directors have limited experience in the management of a publicly traded company. Such limited experience in dealing with the increasingly complex laws pertaining to public companies could be a disadvantage and result in a significant amount of their time being devoted to these activities, which will result in less time being devoted to our management and growth.
We have and continue to incur increased costs and become subject to additional regulations and requirements as a result of becoming a public company, and our management is required to devote substantial time to new compliance matters, which could lower profits and make it more difficult to run our business.
As a public company, we have and expect to continue to incur significant legal, accounting, reporting and other expenses we did not incur as a private company, including costs associated with public company reporting requirements (which expenses may increase once we no longer qualify as an “emerging growth company” under the JOBS Act) and costs of recruiting and retaining non-executive directors. We also have incurred, and will continue to incur, costs associated with compliance with the rules and regulations of the SEC, the listing requirements of NYSE, and various other costs of a public company. The expenses generally incurred by public companies for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. Our management needs to devote a substantial amount of time to ensure that we comply with all of these requirements. These laws and regulations also could make it more difficult and costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult to attract and retain qualified persons to serve on our Board and Board committees and serve as executive officers.
Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our securities, fines, sanctions and other regulatory action and potentially civil litigation.
We are an “emerging growth company” and a “smaller reporting company” and any decision to comply with certain reduced reporting and disclosure requirements applicable to emerging growth companies and smaller reporting companies could make our securities less attractive to investors.
We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including:
•not being required to have an independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;
•reduced disclosure obligations regarding executive compensation in our periodic reports and annual report on Form 10-K; and
•exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.
As a result, our stockholders may not have access to certain information that they may deem important. Our status as an emerging growth company will end as soon as any of the following takes place:
•the last day of the fiscal year in which we had at least $1.07 billion in annual revenue;
•the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates;
•the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or
•December 31, 2025.
Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to take advantage of this extended transition period and as a result, our financial statements may not be comparable with similarly situated public companies. To the extent that we continue to qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), after we cease to qualify as an emerging growth company, we will continue to be permitted to make certain reduced disclosures in our periodic reports and other documents that we file with the SEC.
We cannot predict if investors will find our securities less attractive if we choose to rely on any of the exemptions afforded emerging growth companies and smaller reporting companies. If some investors find our securities less attractive because we rely on any of these exemptions, there may be a less active trading market for such securities and the market price of such securities may be more volatile and may decline.

Future changes in financial accounting standards may significantly change our reported results of operations.
GAAP is subject to standard setting or interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results. For example, the accounting treatment for revenues from cryptocurrency transactions is under review and subject to change. To the extent we account for revenue from cryptocurrency transactions in a manner that is different than the manner ultimately established by the SEC and GAAP, such revenue information, and the timing of revenue recognition, could vary materially and require subsequent adjustment. Any such adjustment could materially impact our reported results of operations, which could have negative outcomes for us and harm our reputation and could affect the reporting of transactions completed before the announcement of a change.
VIH identified a material weakness in its internal control over financial reporting prior to the Business Combination. Although such material weakness was remediated as of the date of this Annual Report on Form 10-K, other material weaknesses or control deficiencies could occur that could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

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

As described in VIH’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Annual Report”), a material weakness in our internal control over financial reporting was identified related the accounting for complex financial instruments. As a result of this material weakness, VIH management concluded that VIH’s internal control over financial reporting was not effective as of December 31, 2020. The material weakness resulted in a material misstatement of VIH’s warrant liabilities, change in fair value of warrant liabilities, Class A Common Stock subject to possible redemption, additional paid-in capital, accumulated deficit, and earnings per share and related financial disclosures as of and for the period ended December 31, 2020 (the “Affected Period”).

On October 15, 2021, VIH completed the Business Combination with Bakkt, following which the Company appointed a new Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, among others. The Company, among other things, has established enhanced procedures whereby the post-Business Combination management team provides enhanced access to accounting literature, research materials and documents, and has increased communication with the Company’s third-party professionals regarding complex accounting applications. These enhancements remediated the material weakness reported by VIH in the 2020 Annual Report. The remediation of this material weakness may not prevent any future material weakness or significant deficiency in our internal control over financial reporting. If other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence and cause the market price of our common stock to decline. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.
Our merchant partners may be subject to sales reporting and record-keeping obligations.
A number of U.S. states and the U.S. federal government have implemented or are in the process of implementing reporting or record-keeping obligations on companies that engage in or facilitate e-commerce to improve tax compliance. Additionally, a number of jurisdictions are reviewing whether payment service providers and other intermediaries could be deemed to be the legal agent of merchants for certain tax purposes. We may be required to modify our systems to comply with future requirements, which may negatively impact our consumer experience and increase operational costs. Any failure by us to comply with these and similar reporting and record-keeping obligations could result in substantial monetary penalties and other sanctions, adversely impact our ability to do business in certain jurisdictions and harm our business.
Risks Related to Our Securities
A significant portion of our total outstanding securities are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of our securities to drop significantly, even if our business is doing well.
Pursuant to our Stockholders Agreement with the Sponsor and the Opco Equity Holders, up to 208,200,000 shares of Class A Common Stock issuable upon the exchange of Paired Interests held by, or issuable to, Opco Equity Holders are subject to a six-month lock-up that expires on April 16, 2022. Additionally, the Sponsor and Insiders have agreed not to transfer, assign or sell any of their 5,184,300 shares of Class A Common Stock acquired in connection with the Domestication until the earlier of (i) October 15, 2022 and (ii) subsequent to the Closing, (x) if the closing price of our Class A Common Stock equals or exceeds $12.00 per share (subject to adjustment) for any 20 trading days within any 30-trading day period commencing on March 14, 2022 or (y) the date on which we complete a liquidation, merger, amalgamation, capital stock exchange, reorganization or other similar transaction that results in all holders of Class A Common Stock having the right to exchange their Class A Common Stock for cash, securities or other property.
Upon expiration of the applicable lock-up restrictions described above, holders of our securities that are currently restricted, which in the aggregate represent 78% of our outstanding shares of Class A Common Stock (assuming that all outstanding or issuable Paired Interests are exchanged for shares of Class A Common Stock and that no outstanding Warrants are exercised), could sell such securities. The market price of our securities could decline if holders of currently restricted shares sell them or are perceived by the market as intending to sell them.
Our warrants are exercisable for Class A Common Stock. Any such exercise increases the number of shares outstanding and eligible for future resale in the public market and results in dilution to our stockholders.
As of December 31, 2021, our warrants to purchase an aggregate of 7,141,035 shares of Class A Common Stock are exercisable in accordance with the terms of the warrant agreement. To the extent such warrants are exercised, additional shares of Class A Common Stock will be issued, which will result in dilution to the holders of Class A Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of Class A Common Stock.
We may issue additional shares of common stock or other equity securities without stockholder approval, which would dilute stockholders’ ownership interest in us and may reduce the market price of our securities.
We may issue additional shares of our Class A Common Stock or other equity securities in the future in connection with, among other things, future acquisitions, repayment of outstanding indebtedness or grants under the 2021 Omnibus Incentive Plan (the “Equity Incentive Plan”) without stockholder approval in a number of circumstances. The issuance of additional Class A Common Stock or other equity securities could have, among other things, one or more of the following effects:
•our existing stockholders’ proportionate ownership interest will decrease;
•the amount of cash available per share, including for payment of dividends in the future, may decrease;
•the relative voting strength of each previously outstanding share of our common stock may be diminished; and
•the market price of our Class A Common Stock and/or Warrants may decline.
If securities and industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the prices and trading volumes of our securities could decline.

The trading market for our securities will depend, in part, on the research and reports that securities and industry analysts publish about us and our business. Securities and industry analysts. If securities and industry analysts downgrade our securities or publish inaccurate or unfavorable research about our business, the market price of our securities would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our stock could decrease, which might cause the market price and trading volume of our securities to decline.
Delaware law and our Certificate of Incorporation and By-Laws contain certain provisions, including anti-takeover provisions that limit the ability of stockholders to take certain actions and could delay or discourage takeover attempts that stockholders may consider favorable.
Our certificate of incorporation (the “Certificate of Incorporation”) and our by-laws (the “By-Laws”) contain provisions that could have the effect of rendering more difficult, delaying, or preventing an acquisition deemed undesirable by the Board and therefore depress the trading price of our securities. These provisions could also make it difficult for stockholders to take certain actions, including electing directors who are not nominated by the current members of the Board or taking other corporate actions, including effecting changes in management. Among other things, the Certificate of Incorporation and By-Laws include provisions regarding:
•a classified Board with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of the Board;
•the ability of the Board to issue shares of Preferred Stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•the limitation of the liability of, and the indemnification of, our directors and officers;
•the right of the Board to elect a director to fill a vacancy created by the expansion of the Board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on the Board;
•the requirement that directors may only be removed from the Board for cause and upon the affirmative vote of the holders of at least 66 2/3% of the total voting power of then outstanding Class A Common Stock;
•a prohibition on stockholder action by written consent (except for actions by the holders of Class V Common Stock or as required for holders of future series of Preferred Stock), which forces stockholder action to be taken at an annual or special meeting of stockholders and could delay the ability of stockholders to force consideration of a stockholder proposal or to take action, including the removal of directors;
•the requirement that a special meeting of stockholders may be called only by the Board, the Chairman of the Board or our Chief Executive Officer, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;
•controlling the procedures for the conduct and scheduling of the Board and stockholder meetings;
•the requirement for the affirmative vote of holders of at least 66 2/3% of the total voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend, alter, change or repeal certain provisions in the Certificate of Incorporation which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the Board and also may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;
•the ability of the Board to amend the By-Laws, which may allow the Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the By-Laws to facilitate an unsolicited takeover attempt; and
•advance notice procedures with which our stockholders must comply to nominate candidates to the Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the Board and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in the Board or management.
Our Certificate of Incorporation designates a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware, or if such court does not have subject matter jurisdiction, any other court located in the State of Delaware with subject matter jurisdiction, will be the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of us, (b) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of ours to us or our stockholders, (c) any action asserting a claim against us or our officers or directors arising pursuant to any provision of the DGCL or the Certificate of Incorporation or By-Laws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, (d) any action to interpret, apply, enforce or determine the validity of the Certificate of Incorporation or the By-Laws or any provision thereof, (e) any action asserting a claim against us or any current or former director, officer, employee, stockholder or agent of ours governed by the internal affairs doctrine of the law of the State of Delaware or (f) any action asserting an “internal corporate claim” as defined in Section 115 of the DGCL.
Section 22 of the Securities Act of 1933 (the “Securities Act”) creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such Securities Act claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, the Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act; however, there is uncertainty as to whether a court would enforce such provision, and investors cannot waive compliance with federal securities laws and the rules and regulations thereunder. Notwithstanding the foregoing, the Certificate of Incorporation provides that the exclusive forum provision will not apply to suits brought to enforce any cause of action arising under the Securities Act, any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.
Any person or entity purchasing or otherwise acquiring any interest in any of our securities will be deemed to have notice of and consented to this provision. These exclusive-forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. If a court were to find these exclusive-forum provisions to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could harm our results of operations.
Our Certificate of Incorporation does not limit the ability of ICE to compete with us.
ICE and its affiliates engage in a broad spectrum of activities, including investments in the financial services and technology industries. In the ordinary course of its business activities, ICE and its respective affiliates may engage in activities where their interests conflict with our interests, or those of our other stockholders. The Certificate of Incorporation provides that ICE and its affiliates (including any non-employee directors of ours appointed by ICE) have no duty to refrain from (1) engaging in and possessing interests in other business ventures of every type and description, including those engaged in the same or similar business activities or lines of business in which we now engage or propose to engage or (2) otherwise competing with us, on their own account, in partnership with, or as an employee, officer, director or shareholder of any other individual, corporation, general or limited partnership, limited liability company, joint venture, trust, association or any other entity. ICE also may pursue, in its capacity other than as directors of the Board, acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. In addition, ICE may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to our other stockholders. ICE will not be liable to us, our stockholders any of our affiliates for breach of any fiduciary duty solely by reason of the fact that they engage or have engaged in any such activities.
Certain significant stockholders and members of management whose interests may differ from those of other stockholders have the ability to significantly influence our business and management.
Pursuant to the Stockholders Agreement that the that we entered into with the Sponsor and the Opco Equity Holders, the Sponsor and the Opco Equity Holders agreed to designate one director nominated by the Sponsor, one director nominated by Opco, and the remaining three to six directors jointly nominated by the Sponsor and Opco. Our Board is divided into three classes of directors: Class I directors will initially serve for a term expiring at our 2022 annual meeting of stockholders, Class II directors will initially serve for a term expiring at our 2023 annual meeting of stockholders and Class III directors will initially serve for a term expiring at our 2024 annual meeting of stockholders following the effectiveness of the Certificate of Incorporation. At each succeeding annual meeting, successors to the class of directors whose term expires at that annual meeting shall be elected for a term expiring at the third succeeding annual meeting of stockholders.
Accordingly, the parties to the Stockholders Agreement will be able to designate all of the members of the Board. Such stockholders will retain such influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, the parties to the Stockholders Agreement could influence whether acquisitions, dispositions and other change of control transactions are approved.
ICE may exert significant influence over us and its interests may conflict with yours or those of other stockholders in the future.
Each share of Class A Common Stock and Class V Common Stock entitles its holder to one vote on all matters presented to stockholders generally. Accordingly, ICE is able to exert significant influence over the election and removal of our directors and thereby significantly influence corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendment of our Certificate of Incorporation and By-Laws and other significant corporate transactions for so long as it retains significant ownership. This concentration of ownership may delay or deter possible changes in control, which may reduce the value of an investment in our securities. So long as ICE continues to own a significant amount of the combined voting power, even if such amount is less than 50%, ICE will continue to be able to strongly influence our decisions. While the Voting Agreement (as defined below) limits ICE to vote only an aggregate of 30% of its voting power, such amount may result in substantial influence in voting matters. The Voting Agreement provides that this limitation on ICE’s voting power will terminate at such time as its ownership is less than a majority of the outstanding voting power, at which time ICE will be entitled to vote all of its voting shares, which may result in an increase in its potential influence.
The price of our securities may be volatile.
The price of our securities may fluctuate due to a variety of factors, including:
•changes in the industries in which we operate;
•developments involving our competitors;
•changes in laws and regulations affecting our business;
•variations in our operating performance and the performance of our competitors in general;
•actual or anticipated fluctuations in our quarterly or annual operating results;
•publication of research reports by securities analysts about us or our competitors or our industry;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•actions by stockholders, including the sale by the PIPE Investors of any of their holdings;
•additions and departures of key personnel;

•commencement of, or involvement in, litigation involving the combined companies;
•changes in our capital structure, such as future issuances of securities or the incurrence of debt;
•the volume of our Class A Common Stock available for public sale; and
•general economic and political conditions, such as the effects of the COVID-19 outbreak, recessions, volatility in the markets, interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability and acts of war or terrorism, such as the ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions.
These market and industry factors may materially reduce the market price of our securities regardless of our operating performance.
Recent market volatility could impact the stock price and trading volume of our securities.
The trading market for our securities could be impacted by recent market volatility. While we do not believe that it is more likely to be affected by market volatility than other public companies, recent stock run-ups, divergences in valuation ratios relative to those seen during traditional markets, high short interest or short squeezes, and strong and atypical retail investor interest in the markets may impact the demand for our securities.
A possible “short squeeze” due to a sudden increase in demand of our securities that largely exceeds supply may lead to price volatility in our securities. Investors may purchase our securities to hedge existing exposure or to speculate on the price of our securities. Speculation on the price of our securities may involve both long and short exposures. To the extent aggregate short exposure exceeds the number of our securities available for purchase (for example, in the event that large redemption requests dramatically affect liquidity), investors with short exposure may have to pay a premium to repurchase our securities for delivery to lenders. Those repurchases may in turn, dramatically increase the price of our securities. This is often referred to as a “short squeeze.” A short squeeze could lead to volatile price movements in our securities that are not directly correlated to our operating performance.
Because there are no current plans to pay cash dividends on the Class A Common Stock for the foreseeable future, you may not receive any return on investment unless you sell your Class A Common Stock at a price greater than what you paid for it.
We intend to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of Class A Common Stock will be at the sole discretion of the Board. The Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications of the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as the Board may deem relevant. As a result, you may not receive any return on an investment in Class A Common Stock unless you sell your Class A Common Stock for a price greater than that which you paid for it.
The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Our securities are currently listed on NYSE. However, we cannot assure you that our securities will continue to be listed on the NYSE in the future. We are required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. In addition to the listing requirements for common stock, the NYSE imposes listing standards on warrants. We cannot assure you that we will be able to meet those initial listing requirements or continued listing requirements in the future.

If the NYSE delists our securities from trading on its exchange and we are not able to list its securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:
•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•determination that our Class A Common Stock is a “penny stock,” which will require brokers trading in the common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Facilities

We lease facilities under operating leases in Alpharetta, Georgia, our corporate headquarters, for approximately 50,000 square feet with an expiration date in October 2032, and in Scottsdale, Arizona, our principal customer service center, for approximately 21,000 square feet with an expiration date in April 2023. Additionally, ICE provides us with approximately 800 square feet in its facilities in Sandy Springs, Georgia pursuant to the Transition Services Agreement. On January 31, 2022, we signed a lease agreement for office space in New York, New York, for approximately 10,000 square feet. The lease will commence upon completion of our work to ready the space for occupancy and has a term of 94 months.

We intend to procure additional space as we add employees and expand geographically. We believe our facilities are adequate and suitable for our current needs and that, should it be needed, suitable additional or alternative space will be available to accommodate any expansion of our operations.
ITEM 3.    LEGAL PROCEEDINGS
From time to time we are subject to legal proceedings and claims arising in the ordinary course of business. Based on our current knowledge, we believe that the amount or range of reasonably possible losses will not, either individually or in the aggregate, have a material adverse effect on our business, results of operations, or financial condition.
The results of any litigation cannot be predicted with certainty, and an unfavorable resolution in any legal proceedings could materially affect our future business, results of operations, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
For information on legal proceedings, refer to Note 14 in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
ITEM 4.    MINE SAFETY DISCLOSURE
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
Our Class A Common Stock and Public Warrants trade on NYSE under the trading symbols “BKKT” and “BKKT WS,” respectively.

As of March 25, 2022, we had 57,164,488 shares of Class A Common Stock issued and outstanding held of record by 18 holders, 206,003,270 shares of Class V Common Stock issued and outstanding held of record by 18 holders, and 7,140,929 Public Warrants issued and outstanding, each exercisable for one share of Class A Common Stock, held of record by 1 holder. There is no public market for our Class V Common Stock.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to support operations and to finance the growth and development of our business. Any future determination to pay dividends will be made at the discretion of the Board subject to applicable laws and will depend upon, among other factors, our operating results, financial condition, contractual restrictions and capital requirements. Our future ability to pay cash dividends on our capital stock may be limited by any future debt instruments or preferred securities.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Unregistered Sales of Equity Securities
None other than as set forth in the Form 8-K filed with the SEC on October 15, 2021.
ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of financial condition and results of operations should be read together with our audited consolidated financial statements and the related notes included under Item 8 of this Annual Report on Form 10-K (the “audited consolidated financial statements”). References in this section to “we,” “us,” “our,” “Bakkt” or the “Company” and like terms refer to (i) Bakkt Opco Holdings, LLC and its subsidiaries (the “Predecessor”) for the year ended December 31, 2020 and the period from January 1, 2021 through October 14, 2021 (each referred to herein as a "Predecessor Period") and (ii) Bakkt Holdings, Inc. and its subsidiaries (the “Successor”) for the period from October 15, 2021 through December 31, 2021 (the “Successor Period”), unless the context otherwise requires. Some of the information contained in this discussion and analysis or set forth elsewhere in this document, including information with respect to our plans and strategy for our business, includes forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed elsewhere in this Annual Report on Form 10-K.
Overview
Our mission is to power commerce by connecting the digital economy across asset classes for consumers, business and institutions. The digital asset ecosystem is broad, including cryptoassets, loyalty and rewards points, gift cards, in-game assets, and non-fungible tokens (“NFTs”). We are working to unlock new ways to participate in the growing digital economy by expanding access to, and improving liquidity for, digital assets. We believe we are opportunistically positioned at the center of this digital asset ecosystem, with approximately 2.6 million transacting accounts on our platform in 2021. We define “transacting accounts” as unique accounts that perform transactions on our platform each month, which is indicative of how users across our platform use our services.

Through our institutional-grade platform, we offer four key pillars to our partners and customers. These include: crypto services, through which we enabling crypto buy and sell capabilities for platform partners, banks and credit unions and other providers to provide to their customers, as well as crypto solutions for institutions; crypto rewards, for partners to enable their customers to earn rewards in or redeem existing rewards into crypto; digital asset payments for paying with or getting paid in assets like crypto; and a wide range of loyalty redemption services for large financial institutions, merchants such as apple and travel and entertainment providers.

We believe that our platform is uniquely positioned to offer each of these four pillars to our partners and institutions by utilizing a combination of three complementary aspects – a digital asset marketplace, a loyalty redemption service, and an alternative payment method.
•Digital Asset Marketplace. Our digital asset marketplace is designed to enable participants to seamlessly transact in digital assets and has applications for individual consumers, enterprises (whom we define as consumer-facing merchants, retailers, and financial institutions), and institutional investors. Intercontinental Exchange, Inc. (“ICE”), our controlling shareholder prior to the Business Combination, has decades of experience building institutional products and solutions. We leveraged that expertise to build an institutional-grade custodian for bitcoin, Bakkt Trust Company LLC (“Bakkt Trust”), which is regulated by the New York Department of Financial Services (“NYDFS”). This custodian, marketed as the Bakkt Warehouse, provides custody services that anchor the first end-to-end regulated and physically-delivered bitcoin futures and options contracts (“PDF Contracts”), which are traded on ICE Futures U.S., Inc. (“IFUS”) and cleared on ICE Clear US, Inc. (“ICUS”), and also provides custody services to institutions and certain high net-worth individuals on a standalone basis as approved by the NYDFS. Our custodian also operates as the backbone of many of our consumer- and enterprise-focused offerings. For example, it enables consumers to use our app to transact in bitcoin in real-time. On November 2, 2021, in accordance with our coin listing policy (as approved by the NYDFS), we self-certified the addition of ether as a cryptoasset that we support for consumer transactions, as described further below. In addition, in the future, contingent upon achieving the necessary regulatory approvals and/or partnering with an existing licensed broker-dealer, we plan to add the ability to transact in securities such as derivatives, and ETFs. We believe that our institutional-grade infrastructure underpins our ability to expand and scale consumer solutions. We earn revenue in the digital asset marketplace by providing standalone custody services for cryptoassets assets for our institutional customers, which we recognize on a pro rata basis over the term of the custody contract. Our standalone custody revenue is currently immaterial. Separately, as a result of our Triparty Agreement with IFUS and ICUS (the “Triparty Agreement”), we earn the net revenues for providing stand-ready custody services to IFUS and ICUS in connection with the offering of PDF Contracts. For more information, see Note 2 to our audited consolidated financial statements.
•Loyalty Redemption. Leveraging our acquisition of Bridge2 Solutions (as described below), our loyalty redemption capabilities support enterprises with leading loyalty and rewards programs (which we call “loyalty partners”), such as Citibank, Delta Air Lines, United Airlines, Choice Hotels, Wells Fargo Bank, Bank of America and Mastercard. While many loyalty partners have very popular loyalty programs, the points that are outstanding to customers represent material liabilities on the loyalty partners’ balance sheets. Our redemption capabilities, particularly our exclusive arrangements with leading consumer brands, provide seamless and cost-effective alternatives for consumers to spend their loyalty points and enable loyalty partners to reduce these financial liabilities. We earn and recognize Loyalty Redemption revenue through a combination of: (i) platform subscription fees, which are fixed fees charged for access to our platform and customer support services, and which are recognized on a straight-line basis over the related contract term as the customer receives benefits evenly throughout the term of the contract; (ii) transaction fees for processing transactions on our platform, which are recognized in the period in which the related transaction occurs; (iii) revenue share fees, which are rebates from third-party commerce merchants, and which are recognized in the period in which the related transaction occurs; and (iv) service fees related to the implementation and customization of new services on our loyalty platform, which are recognized on a straight-line basis, beginning when the new service is operational, over the longer of the remaining anticipated customer life and the estimated useful life of our internally developed software. Our Loyalty Redemption revenue represents substantially all of our current revenue. For more information, see Note 2 to our audited consolidated financial statements.
•Alternative Payment Method. Our platform delivers consumer choice and convenience with an alternative payment method that allows consumers to spend the value of their digital assets with merchants in our ecosystem and also enables merchants to gain access to consumers’ increased spending power, tapping into the trend for alternative payment methods. Merchants, such as Starbucks, that accept our alternative payment method can displace transactions off existing payment card infrastructure, which results in significant reductions in payment fees and, over time, faster settlement. We earn and recognize alternative payment method revenue through a merchant discount rate (or percent of the transaction tender) at the time of each transaction and these transaction fees are reduced by consideration payable to a customer. For more information, see Note 2 to our audited consolidated financial statements.
Our Platform

Our platform is built to operate at the intersection of cryptoassets, loyalty and payments, and offers partners the flexibility to choose some or all of our capabilities, and the manner in which these capabilities are enabled for consumers, based on their needs and objectives. Some partners may choose to enable our capabilities directly in their experience, while others may want a “ready-to-go” storefront and leverage capabilities such as our consumer app. Our core platform and infrastructure is built to provide integrations for crypto buy/sell trading, loyalty redemption, payments and exchange, and supports these use cases regardless of where the consumer experience lives. Our institutional-grade platform, born out of ICE, supports "know your customer" ("KYC"), anti-money laundering ("AML"), and other anti-fraud measures to combat financial crime.
Key Factors Affecting Our Performance
Attractiveness of Platform
We primarily generate revenue when users of our platform buy, sell, convert, spend and send digital assets through the platform, and our success depends in part on transaction volume. Business growth will come from growing users and the transaction fees associated with users buying, selling, converting and spending with digital assets, and the margin earned in connection with consumer purchases and the sale of cryptoassets. We will look to grow our base of active and transacting users to grow these revenue streams.
In addition, growing partners on our platform increases our ability to grow revenue streams. To date, management has been focused on building through partners within a business-to-business-to-consumer (“B2B2C”) model. Our goal is to provide these partners opportunities to leverage our capabilities either through their existing environment or by leveraging our platform. Expanding the platform capabilities leveraged by our partner set, as well as expanding with new partners, will be key to our business and revenue growth. We expect that revenues related to loyalty redemption transactions, cryptoasset trades, subscriptions and services will be significant drivers of our business. The risks and uncertainties related to each such revenue generating activity are largely the same. Specifically, to the extent we are unable to grow our partner base and/or organically grow our active and transacting user base (who buy, sell, convert and spend with digital assets, and from whom we can earn the margin paid in connection with consumer purchases and sale of cryptoassets), or to the extent the cost of such growth (including our average customer acquisition cost) is greater than we anticipate, the corresponding growth of our business may occur more slowly than we expect, or may not occur at all. Our ability to execute on our business plan is dependent on successfully executing on several key components of our business, principally including: (i) the technological success of our platform; (ii) the integration of our platform with the platforms of our partners; (iii) growth in the number and diversity of the loyalty brands, associated merchants and retailers, and cryptocurrencies and other digital assets that we support; and (iv) our resulting ability to create a network effect with growth in active and transacting users.
Regulations in U.S. markets
We are subject to many complex, uncertain and overlapping local, state and federal laws, rules, regulations, policies and legal interpretations (collectively, “laws and regulations”) in the markets in which we operate. These laws and regulations govern, among other things, consumer protection, privacy and data protection, labor and employment, anti-money laundering, money transmission, competition, and marketing and communications practices. These laws and regulations will likely have evolving interpretations and applications, particularly as we introduce new products and services and expand into new jurisdictions.
We are seeking to bring trust and transparency to digital assets. We will progressively be subject to laws and regulations relating to the collection, use, retention, security, and transfer of information, including the personally identifiable information of our clients and all of the users in the information chain. We have developed and frequently evaluate and update our compliance models to ensure that we are complying with applicable restrictions.

We continue to work with regulators to address the emerging global landscape for digital assets. As investment continues, the intersection of technology and finance will require ongoing engagement as new applications emerge. Digital assets and distributed ledger technology have significant, positive potential with proper collaboration between industry and regulators.
COVID-19 Impacts
In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The COVID-19 pandemic has adversely affected global economic activity and, in 2020, contributed to significant declines and volatility in financial markets. The COVID-19 pandemic had an impact on our business during the year ended December 31, 2020, primarily in that it (i) decreased revenue from our loyalty and travel businesses, and (ii) impacted our ability to expand our relationships with existing loyalty partners, and to conclude relationships with new loyalty partners, whose businesses similarly have been adversely affected by the pandemic. For the year ended December 31, 2021, our business operations have started to recover from the impacts of the pandemic, and revenue from the loyalty and travel business has also started to recover.
Business Combination
On October 15, 2021, Bakkt (f/k/a VPC Impact Acquisition Holdings, a Cayman Islands exempted company (“VIH”)) and VIH completed the Business Combination contemplated by the Merger Agreement. Pursuant to the Merger Agreement, VIH acquired a majority voting interest in Bakkt Opco Holdings, LLC (“Opco”) through a series of mergers, with Opco becoming a direct subsidiary of VIH. In connection with the completion of the Business Combination, VIH changed its jurisdiction of incorporation from the Cayman Islands to the State of Delaware and changed its name to “Bakkt Holdings, Inc.”
The Business Combination resulted in Bakkt continuing as the surviving entity and being organized as an umbrella partnership corporation, or “up-C,” structure in which substantially all our assets and business are held by Opco and its subsidiaries, with the existing owners of Opco being considered as noncontrolling interests in the audited consolidated financial statements.
Upon completion of the Business Combination, VIH was deemed the accounting acquirer and Opco the accounting acquiree. Under the acquisition method of accounting, VIH’s assets and liabilities retained their carrying values and the assets and liabilities associated with Opco were recorded at their fair values measured as of the acquisition date. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. In connection with the Business Combination, all outstanding membership interests and rights to acquire membership interests in Opco were exchanged for an aggregate of 208,200,000 Opco Common Units and an equal number of newly issued shares of our Class V common stock, par value $0.0001 per share (“Class V common stock”), which are non-economic, voting shares of the Company, of which 207,406,648 are outstanding and 793,352 reserved for issuance upon the exercise of a warrant agreement. Each Opco Common Unit, when coupled with one share of our Class V common stock is referred to as a “Paired Interest.” Paired Interests may be exchanged for one share of our Class A common stock or a cash amount in accordance with the Third Amended and Restated Limited Liability Company Agreement of Opco, and the Exchange Agreement between the Company and certain holders of Bakkt Common Units, dated as of October 15, 2021. Following the Closing, the Company owned approximately 20.3% of the Opco Common Units and with the remaining Opco Common Units being owned by the equity owners of Opco prior to the Merger.
As a result of the Business Combination, our financial results are broken out between the Predecessor periods (January 1, 2020 through December 31, 2020 and January 1, 2021 through October 14, 2021) and the Successor period (October 15, 2021 through December 31, 2021).
Our Corporate Structure
We own and consolidate entities formed during the year ended December 31, 2019, including Bakkt Trust and Bakkt Marketplace. We also own and consolidate entities that were acquired during the year ended December 31, 2019, including DACC Technologies, Inc., Digital Asset Custody Company, Inc. (collectively with DACC Technologies, Inc., “DACC”), and Bakkt Clearing, LLC (“Bakkt Clearing”), formerly known as Rosenthal Collins Group, L.L.C. We continued to operate these entities through fiscal year 2021 and also acquired Bridge2 Solutions in February 2020.
Bakkt Trust is a New York limited-purpose trust company that is chartered by and subject to the supervision and oversight of the NYDFS. In September 2019, Bakkt Trust, along with IFUS and ICUS, both of which are wholly-owned subsidiaries of ICE, brought to market an institutional-grade, regulated infrastructure for trading, clearing, and custody services for bitcoin. Bakkt Trust acts as a qualified custodian for bitcoin, which enables Bakkt Trust to offer end-to-end regulated, physically-delivered bitcoin futures and options contracts to financial institutions and market makers. In addition, Bakkt Trust has been approved by the NYDFS to offer non-trading- related, standalone custody of bitcoin and ether to institutions and certain high net worth individuals in cryptoassets, subject to NYDFS regulatory oversight.
The below graphic illustrates the structure of the physically-delivered bitcoin futures and options and custody offerings.

Triparty Agreement
ICE Futures US
(Designated Contract Market)
ICE Clear US
(Designated Clearing Organization)
Trading and clearing revenue paid to Bakkt Trust
Warehouse Agreement
Bakkt Trust Company LLC
(Qualified Custodian)
Physically-delivered Futures and options customers
(institutions, market makers)
Standalone Custody depositors
(institutions, HNW individuals)

Bakkt Marketplace has created an integrated platform that enables consumers and enterprises to transact in digital assets. Bakkt Marketplace users have a digital wallet that enables them to purchase, sell, convert, and or spend digital assets. Users can also use their digital wallet to spend fiat currency with various retailers and convert loyalty and rewards points into fiat currency. Bakkt Marketplace has received money transmitter licenses from all states throughout the U.S. where such licenses are required, has obtained a New York State virtual currency license, and is registered as a money services business with the Financial Crimes Enforcement Network of the United States Department of the Treasury. Bakkt

Trust’s custody solution provides support to Bakkt Marketplace with respect to bitcoin and ether functionality within the consumer app.

Trading counterparties
Bilateral bitcoin trades
(on-blockchain)
House account
Bakkt Trust Company LLC
Debits/credits for buy/sell transactions
Consumer omnibus account
Bakkt Marketplace, LLC
Consumer buy/sell transactions (ledger entry)
App users
(consumers)
Terms of Service

Bakkt Clearing is registered as a futures commission merchant (“FCM”) with the Commodity Futures Trading Commission (“CFTC”) and a member of the National Futures Association (“NFA”).
Bakkt’s white label loyalty redemption platform is largely carried on by its subsidiary, Bridge2 Solutions, LLC, which Bakkt acquired in February 2020.
Our Relationship with ICE and the Triparty Agreement
Prior to the consummation of the Business Combination, we were an indirect majority-owned subsidiary of ICE. ICE is a global market infrastructure provider with a history of developing and implementing leading technologies. ICE operates exchanges, clearinghouses, and listing venues for the financial markets alongside offering data-driven technology services to support the trading, lending, investment, risk management, and connectivity needs of customers. In building our platform, ICE and minority investors contributed capital and assets valued at approximately $483 million prior to the Business Combination, leveraging ICE’s leading competency of creating and operating market infrastructure. Upon our formation, ICE made a cash capital contribution and granted us the right to access ICE’s existing futures and clearing platforms.
ICE also partners with us with respect to certain institutional product offerings. For instance, the PDF Contracts that are traded on IFUS and cleared on ICUS pursuant to the Triparty Agreement. In this regard, Bakkt Trust provides a stand-ready custody function that supports the trading and clearing services as required for the parties that trade PDF Contracts (“PDF Contract Traders”) so that IFUS can execute its trading services and ICUS can clear and arrange for the settlement of the PDF Contracts. Bakkt Trust’s obligation to provide a stand-ready custody function includes related promises such as: (i) the initial onboarding of PDF Contract Traders to the custody warehouse, which represents the commencement of the custody services; (ii) maintaining a system of accounts within its custody warehouse on behalf of IFUS and ICUS to ensure accurate, timely transfers of bitcoin at PDF Contract maturity (thereby mitigating ICUS’s clearing risk and ensuring safe storage of bitcoin, including when PDF Contracts settle through physical delivery); (iii) standing ready to accept bitcoin deposits from PDF Contract Traders at any point between the execution and settlement of the PDF Contract; (iv) verifying account balances of PDF Contract Traders as their PDF Contracts approach expiration; (v) making transfers between PDF Contract Traders as instructed by ICUS when the PDF Contracts reach expiration; and (vi) permitting withdrawals of bitcoin as directed by PDF Contract Traders. Under the Triparty Agreement, IFUS and ICUS pay to Bakkt Trust the trading and clearing fees collected by IFUS and ICUS with respect to those PDF Contracts net of incentives and rebates. As is typical of new trading products, IFUS and ICUS have instituted such incentives and rebates in an effort to incentivize the trading volume of PDF Contracts. In particular, IFUS offers rebates to support market liquidity and trading volume, which provides qualified PDF Contract Traders with a discount to the applicable transaction fee. Bakkt is responsible for paying for all rebates and incentives, even if these amounts exceed the gross revenues from the Triparty Agreement. These incentives and rebates have resulted in negative revenue to Bakkt under the Triparty Agreement.
The Bakkt Warehouse was built on the principle that a truly institutional-grade custody operation is a crucial first step in broadening institutional acceptance of cryptoassets. As illustrated above, several institutional trading products, such as the PDF Contracts, require custody as an integral part of their value proposition, not necessarily because most such contracts go to expiration and require physical delivery (as many such contracts do not), but rather because, in the eyes of many institutional investors, the possibility of physical delivery at maturity makes those contracts a superior method for price discovery of the underlying asset. In our view, much of the historical reluctance of institutional investors to embrace these products is attributable to the lack of well-regulated, highly secure custody operations similar to those typical of more traditional financial products. The Bakkt Warehouse was built to solve this issue, and features the sophisticated security, insurance and regulatory features that institutional trading participants generally expect. However, the institutional cryptoasset market must further mature in order for us to begin achieving positive net revenue from our activities under the Triparty Agreement.
Our cash-settled futures contracts are offered in Singapore pursuant to a similar arrangement with ICE subsidiaries. Pursuant to a separate triparty agreement among ICE Futures Singapore (“IFS”), ICE Clear Singapore (“ICS”) and Bakkt, IFS and ICS provide trade execution and clearing services to customers that trade the cash-settled futures contracts. As these contracts are settled in cash (rather than by physical delivery of bitcoin), no custody function is necessary; as such, Bakkt provides to IFS and ICS pricing data from its PDF Contracts and also licenses its name to IFS and ICS for use in marketing the cash-settled futures. In return, ICS and IFS pay to Bakkt 35% of the net trading and clearing revenue that they earn with respect to these contracts.

Results of Operations
The following table is our consolidated statements of operations for the Successor period and the Predecessor periods (in thousands):

	Successor	Predecessor
	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021		Year ended December 31, 2020
Revenues:
Net revenues (1)	$11,481	$27,956		$28,495
Operating expenses:
Compensation and benefits	62,180	91,275		43,141
Professional services	3,034	5,175		5,751
Technology and communication	3,056	10,384		9,741
Selling, general and administrative	8,521	20,309		8,219
Acquisition-related expenses	1,603	24,793		13,372
Depreciation and amortization	5,422	9,620		8,159
Related party expenses (affiliate in Predecessor periods)(2)	617	1,484		3,082
Impairment of long-lived assets	1,196	3,598		15,292
Other operating expenses	398	1,379		857
Total operating expenses	86,027	168,017		107,614
Operating loss	(74,546)	(140,061)		(79,119)
Interest income (expense), net	11	(247)		123
Loss from change in fair value of warrant liability	(79,373)	—		—
Other income (expense), net	832	487		(218)
Loss before income taxes	(153,076)	(139,821)		(79,214)
Income tax (expense) benefit	(11,751)	602		(391)
Net loss	$(164,827)	$(139,219)		$(79,605)
Less: Net loss attributable to noncontrolling interest	(120,832)
Net loss attributable to Bakkt Holdings, Inc.	(43,995)

Net loss per share attributable to Bakkt Holdings, Inc.
Class A common stockholders per share:
Basic and diluted	$(0.81)		(3)		(3)
(1)The revenue for periods from October 15, 2021 through December 31, 2021 and January 1, 2021 through October 14, 2021, and the year ended December 31, 2020, includes net revenues from related party of $0.1 million, and net revenues from affiliate of $0.1 million and $(2.0) million, respectively.
(2)As a result of the Business Combination, ICE and its affiliates are no longer our affiliates.
(3)Basic and diluted loss per share is not presented for the Predecessor periods due to lack of comparability with the Successor period.
The comparability of our operating results for the periods from October 15, 2021 through December 31, 2021 and January 1, 2021 through October 14, 2021 as compared to the fiscal year ended December 31, 2020 was impacted by the Business Combination in October 2021. We have prepared our discussion of the results of operations by comparing the results of the combined year ended December 31, 2021, comprising the Successor period from October 15, 2021 through December 31, 2021 and the Predecessor period from January 1, 2021 through October 14, 2021 (together, the “combined 2021 period”), and the year ended December 31, 2020. We believe this approach provides the most meaningful basis of comparison and is more useful than a separate analysis of the Predecessor and Successor periods of 2021 in identifying current business trends for the periods presented. The amounts relating to the combined 2021 period included in our discussion below are not considered to be prepared in accordance with U.S. GAAP and have not been prepared as pro forma results under applicable regulations. This should not be viewed as a substitute for the results of operations of the Predecessor and Successor periods presented in accordance with U.S. GAAP.
October 15, 2021 through December 31, 2021 (Successor) and January 1, 2021 through October 14, 2021 (Predecessor) Compared to Year Ended December 31, 2020 (Predecessor)
Financial Summary
The combined 2021 period included the following notable items:
•Revenue increased 38%, primarily driven by higher transaction revenue in our Loyalty platform as COVID-19 impacts subsided and higher subscription and service revenue from expansion of services for an existing Loyalty customer;
•Operating expenses increased 136%, primarily driven by expenses related to the closing of the Business Combination, increases in headcount to support the projected growth in our business and increased compliance and reporting requirements as a public company, and increased marketing expenses associated with the launch of our consumer platform; and
•Net loss was impacted by $79.4 million warrant mark-to-market loss in the Successor period, which had no impact on cash.
Revenue

	Successor	Predecessor
($ in thousands)	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021	Year ended December 31, 2020	$ Change(1)	% Change(1)
Net revenues	$11,481	$27,956	$28,495	$10,942	38.4%
(1)Change represents the combined 2021 period compared to the year ended December 31, 2020.
Net Revenues
Net revenues consist of transaction revenue and subscription and service revenue. Transaction revenue is net of rebates and liquidity payments under the Triparty Agreement, reductions in connection with the contribution agreement entered into between Bakkt and ICE in connection with ICE’s formation of Bakkt (the “Contribution Agreement”), and consideration payable to a customer pursuant to the Strategic Alliance Agreement (as defined below).
Net revenues increased by $10.9 million, or 38.4%, for the combined 2021 period compared to the year ended December 31, 2020. The increase was comprised of $9.0 million of increased transaction revenue and $1.9 million of increased subscription and service revenue. The increase in transaction revenue was driven by $6.2 million from higher customer activity in our loyalty redemption services business and $3.2 million from reduction in rebates and incentive payments associated with our digital asset marketplace, partially offset by $1.2 million from lower volume under the Triparty Agreement. The increase in subscription and service revenue was primarily related to the addition of new services for an existing loyalty customer.
Operating Expenses
Operating expenses consist of compensation and benefits, professional services, technology and communication expenses, selling, general and administrative expense, acquisition-related expenses, depreciation and amortization, affiliate expenses, impairment of long-lived assets, and other operating expenses.

Compensation and Benefits

	Successor	Predecessor
($ in thousands)	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021	Year ended December 31, 2020	$ Change(1)	% Change(1)
Compensation and Benefits	$62,180	$91,275	$43,141	$110,314	255.7%
(1)Change represents the combined 2021 period compared to the year ended December 31, 2020.
Compensation and benefits expense include all salaries and benefits, compensation for contract labor, incentive programs for employees, payroll taxes, unit-based compensation and other employee related costs. Compensation and benefits expense is the most significant component of our operating expenses, and we expect that our compensation and benefits expense will continue to increase in absolute dollars as we continue to expand our business, as described below. Upon the consummation of the Business Combination on October 15, 2021, one-third of the awards in the Equity Plan vested, which resulted in recognition of $77.8 million of incremental unit-based compensation expense in the combined 2021 period ($30.6 million in the Predecessor period and $47.2 million in the Successor period). The second and third tranches will vest on the one-year and two-year anniversary date of the transaction close, respectively. Going forward, we expect to recognize less compensation expense related to vesting of units issued prior to the Business Combination because a significant portion of the awards achieved vesting in connection with the closing of the Business Combination.
Headcount has increased, and will continue to increase, across functions to further strengthen our service offerings and enhance our systems, processes, and controls. We intend to grant equity awards as part of the compensation package for new employees. We expect that our compensation and expenses will decrease as a percentage of our revenue over time. Compensation and benefits increased by $110.3 million, or 255.7%, for the combined 2021 period compared to the year ended December 31, 2020. The increase was primarily due to increases of $16.7 million in additional salaries, wages and benefits, $4.9 million in contract labor for software development, and $84.4 million in non-cash compensation and incentive bonuses, which includes $77.8 million of incremental unit-based compensation expense resulting from the Business Combination. The majority of the increase in these costs, excluding the amounts related to the Business Combination, resulted from increases in headcount to support the projected growth in our business and increased compliance and reporting requirements as a public company.
Professional Services

	Successor	Predecessor
($ in thousands)	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021	Year ended December 31, 2020	$ Change(1)	% Change(1)
Professional Services	$3,034	$5,175	$5,751	$2,458	42.7%
(1)Change represents the combined 2021 period compared to the year ended December 31, 2020.
Professional services expense includes fees for accounting, legal and regulatory fees. Professional services increased by $2.5 million, or 42.7%, for the combined 2021 period compared to the year ended December 31, 2020. The increase was primarily due to increases of $2.0 million in professional and other fees and $0.8 million in audit and tax fees, which was partially offset by a decrease in legal fees by $0.3 million.

Technology and Communication

	Successor	Predecessor
($ in thousands)	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021	Year ended December 31, 2020	$ Change(1)	% Change(1)
Technology and Communication	$3,056	$10,384	$9,741	$3,699	38.0%
(1)Change represents the combined 2021 period compared to the year ended December 31, 2020.
Technology and communication costs represent all non-headcount related costs to deliver technological solutions. Such costs principally include amounts paid for software licenses and software-as-a-service arrangements utilized for operating, administrative and information security activities, fees paid for third-party data center hosting arrangements, and fees paid to telecommunications service providers and for telecommunication software platforms necessary for operation of our customer support operations. These costs are driven by customer requirements, system capacity, functionality and redundancy requirements.
Technology and communications expense also includes fees paid for access to external market data and associated licensing costs, which may be impacted by growth in electronic contract volume, our capacity requirements, changes in the number of telecommunications hubs, and connections with customers to access our electronic platforms directly. Technology and communications expense increased by $3.7 million, or 38.0%, for the combined 2021 period compared to the year ended December 31, 2020. The increase was primarily due to an increase of $2.6 million in hardware and software license fees.
Selling, General and Administrative

	Successor	Predecessor
($ in thousands)	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021	Year ended December 31, 2020	$ Change(1)	% Change(1)
Selling, General and Administrative	$8,521	$20,309	$8,219	$20,611	250.8%
(1)Change represents the combined 2021 period compared to the year ended December 31, 2020.
Selling, general and administrative expenses include marketing, advertising, business insurance, rent and occupancy, bank service charges, dues and subscriptions, travel and entertainment, rent and occupancy, and other general and administrative costs. Our marketing activities primarily consist of web-based promotional campaigns, promotional activities with partners, conferences and user events, and brand-building activities. Selling, general and administrative expenses do not include any headcount cost, which is reflected in the compensation and benefits financial statement line item. Our selling, general and administrative expenses will continue to increase in absolute dollars to support the projected growth in our business and requirements of being a public company, including increased insurance premiums and disclosure processes. However, we expect these costs will decrease as a percentage of our revenue in future years as we gain improved operating leverage from our projected revenue growth.
Selling, general and administrative costs increased by $20.6 million, or 250.8%, for the combined 2021 period compared to the year ended December 31, 2020. The increase was primarily due to increases of $14.6 million in marketing expenses related to the launch of our consumer platform, $3.4 million in insurance expense, and $0.7 million in registration fees. The majority of marketing expenses are web-based promotional campaigns. With the closing of the Business Combination, we expect to increase marketing efforts as part of our broader growth initiatives, which is expected to result in increased selling, general and administrative expenses in future periods.

Acquisition-related Expenses

	Successor	Predecessor
($ in thousands)	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021	Year ended December 31, 2020	$ Change(1)	% Change(1)
Acquisition-related expenses	$1,603	$24,793	$13,372	$13,024	97.4%
(1)Change represents the combined 2021 period compared to the year ended December 31, 2020.
Acquisition-related expenses increased by $13.0 million, or 97.4%, for the combined 2021 period compared to the year ended December 31, 2020. Acquisition-related expenses for the combined 2021 period consist of fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms directly related to the Business Combination. Acquisition-related expenses for the year ended December 31, 2020 consist entirely of costs incurred in our acquisition of Bridge2 Solutions in February 2020, including approximately $9.6 million of accelerated expense for our incentive and participation units resulting from the issuance of Class C voting units in connection with the acquisition of Bridge2 Solutions. The amount and timing of acquisition-related expenses is expected to vary across periods based on potential transaction activities.
Depreciation and Amortization

	Successor	Predecessor
($ in thousands)	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021	Year ended December 31, 2020	$ Change(1)	% Change(1)
Depreciation and amortization	$5,422	$9,620	$8,159	$6,883	84.4%
(1)Change represents the combined 2021 period compared to the year ended December 31, 2020.
Depreciation and amortization expense consists of amortization of intangible assets from business acquisitions, internally developed software and depreciation of purchased software and computer and office equipment over their estimated useful lives. Intangible assets subject to amortization consist primarily of acquired technology and customer relationships from the Business Combination and the Bridge2 Solutions acquisition. Depreciation and amortization increased by $6.9 million, or 84.4%, for the combined 2021 period compared to the year ended December 31, 2020. The increase was primarily due to increases of $4.0 million related to the step-up in basis of the technology and customer relationships acquired in connection with the Business Combination and $2.8 million related to additional capitalized software development cost amortization.
Impairment of long-lived assets

	Successor	Predecessor
($ in thousands)	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021	Year ended December 31, 2020	$ Change(1)	% Change(1)
Impairment of long-lived assets	$1,196	$3,598	$15,292	$(10,498)	(68.7%)
(1)Change represents the combined 2021 period compared to the year ended December 31, 2020.

Impairment expense decreased by $10.5 million, or 68.7%, for the combined 2021 period compared to the year ended December 31, 2020. During the combined 2021 period, we recorded impairment charges of $3.6 million in the Predecessor period to measure the fair value of a customer consideration asset at $0 after reassessing the future consideration expected to be received less cost of services from our relationship with a strategic partner and $1.2 million related to the termination of a software license agreement in the Successor period.
Loss from Change in Fair Value of Warrant Liability

	Successor	Predecessor
($ in thousands)	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021	Year ended December 31, 2020	$ Change(1)	% Change(1)
Loss from change in fair value of warrant liability	$(79,373)	$—	$—	$(79,373)	n/m
(1)Change represents the combined 2021 period compared to the year ended December 31, 2020.
We recorded a loss of $79.4 million during the period from October 15, 2021 through December 31, 2021 for the change in fair value on the revaluation of our warrant liability associated with our public and private placement warrants. This is a non-cash charge and is driven by fluctuations in the market price of our warrants.
Other income (expense), net

	Successor	Predecessor
($ in thousands)	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021	Year ended December 31, 2020	$ Change(1)	% Change(1)
Other income (expense), net	$832	$487	$(218)	$1,537	n/m
(1)Change represents the combined 2021 period compared to the year ended December 31, 2020.
Other income (expense), net primarily consists of non-operating gains and losses and income from the sale of bitcoin outside the normal course of business. During the combined 2021 period, we had other income of $1.3 million as compared to other expense of $0.2 million for the year ended December 31, 2020. During the combined 2021 period, we recorded income of $1.3 million for the extinguishment of the liability associated with the software license agreement in the Successor period and income of $1.0 million for the sale of cryptoassets outside of the normal course of business in the Predecessor. This income was partially offset by $0.6 million of foreign currency transaction losses.

Income tax (expense) benefit

	Successor	Predecessor
($ in thousands)	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021	Year ended December 31, 2020	$ Change(1)	% Change(1)
Income tax (expense) benefit	$(11,751)	$602	$(391)	$(10,758)	n/m
(1)Change represents the combined 2021 period compared to the year ended December 31, 2020.

Income tax expense in the successor period primarily consists of $11.7 million of deferred tax expense resulting from book-tax differences stemming from investments in Opco and its subsidiaries. Those future tax liabilities will change prospectively due to ongoing book-tax differences, which include, but are not limited to, (i) differences between book and tax loss allocation from Opco to the Company, (ii) mark-to-market activity related to warrants to purchase the Company's stock, and (iii) exchanges of Opco common units (and the corresponding shares of the Company’s Class V common stock) for shares of the Company’s Class A common stock or cash in lieu of Class A common stock. In the predecessor periods, Opco and its subsidiaries were classified as partnerships for U.S. federal income tax purposes or other pass through entities resulting in minimal impacts from income tax.
Supplemental Unaudited Pro Forma Financial operations
The following supplemental unaudited pro forma financial information for the years ended December 31, 2021 and 2020 presents the combined results of operations as if the VIH Business Combination and the acquisition of Bridge2 Solutions had occurred as of January 1, 2020.
Management believes the supplemental unaudited pro forma information presented below provides a meaningful comparison of operating results; however, it should not be viewed as a substitute for the historical financial results of Bakkt, VIH and Bridge2 Solutions. The supplemental unaudited pro forma financial information presented below should be read in conjunction with our historical audited consolidated financial statements for the periods from October 15, 2021 through December 31, 2021 and January 1, 2021 through October 14, 2021 and the year ended December 31, 2020 included in Item 8 of this Annual Report on Form 10-K.
The supplemental unaudited pro forma financial information as presented below is for illustrative purposes and does not purport to represent what the results of operations would actually have been if the business combinations occurred as of the date indicated or what the results would be for any future periods. In addition, future results may vary significantly from those reflected in the supplemental unaudited pro forma financial information in the table below and should not be relied upon as an indication of any of our future results of operations. The unaudited pro forma results reflect the step-up amortization adjustments for the fair value of intangible assets acquired, acquisition-related expenses, nonrecurring post-combination compensation expense, unit-based compensation expense under the new capital structure and the related adjustment to the income tax provision. The pro forma information does not reflect any operating efficiencies, post-acquisition synergies or cost savings that we may achieve with respect to the combined companies.

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Bakkt gross revenue	$1,029	$2,198	$(1,169)	(53.2%)
Bakkt contra-revenue	(2,085)	(4,477)	2,392	(53.4%)
VIH revenue	—	—	—	—%
Bridge2 Solutions revenue	40,493	36,433	4,060	11.1%
Pro forma revenue	$39,437	$34,154	$5,283	15.5%
Pro forma revenue increased by $5.3 million, or 15.5%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase is primarily due to the $4.0 million increase in Bridge2 Solutions revenue resulting from an increase in travel and customers using more loyalty points as the economy recovered from the COVID-19 pandemic. The remaining increase is due to the $2.4 million reduction in Bakkt contra-revenue which was partially offset by a $1.2 million decrease in Bakkt gross revenue, both of which primarily resulted from a reduction in trading and clearing activity in the year ended December 31, 2021.

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(dollars in thousands)
Pro forma net loss	$(198,467)	$(168,751)	$(29,716)	17.6%
Less: pro forma loss attributable to noncontrolling interest	(165,136)	(140,376)	(24,760)	17.6%
Pro forma net loss attributable to Bakkt Holdings, Inc.	$(33,331)	$(28,375)	$(4,956)	17.5%

Pro forma net loss increased by $29.6 million, or 17.5%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase is primarily due to an $84.8 million increase in pro forma loss from change in fair value of warrant liability, partially offset by a $55.6 million decrease in pro forma acquisition-related expenses which resulted from a pro forma adjustment to recognize all VIH and Bakkt transaction expenses associated with the Business Combination in the year ended December 31, 2020.
Liquidity and Capital Resources
Since our inception, we have principally financed our operations through equity financings in the form of capital contributions from our members, and to a lesser degree, from customer revenues. On September 25, 2020, VIH consummated the Initial Public Offering of 20,000,000 Units, generating gross proceeds of $200.0 million. Simultaneously with the closing of the Initial Public Offering, VIH consummated the sale of 6,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $6.0 million. On September 29, 2020, the underwriters notified VIH of their intention to partially exercise their over-allotment option on October 1, 2020. As such, on October 1, 2020, VIH consummated the sale of an additional 737,202 Units, at $10.00 per Unit, and the sale of an additional 147,440 private placement warrants, at $1.00 per Private Warrant, generating total gross proceeds of $7.5 million. Prior to the Business Combination, Bakkt had raised an aggregate of $482.5 million of capital, net of issuance costs, through the issuance of Class B and Class C voting units. In addition, in 2018, ICE contributed certain developed assets and rights to use exchange and clearing licenses enabling Bakkt to commence operations. As of December 31, 2021, we had $391.4 million and $16.5 million of cash and cash equivalents and restricted cash, respectively, which amounts included the net proceeds raised in connection with the Business Combination, the amounts used to fund redemptions in connection with the Business Combination and the amounts received upon exercise of the public warrants through such date. Cash and cash equivalents consist of cash deposits at banks and money market funds. Restricted cash is held to satisfy certain minimum capital requirements pursuant to regulatory requirements.
We intend to use our unrestricted cash to (i) increase our sales and marketing efforts, (ii) expand our research and product development efforts, and (iii) maintain and expand our technology infrastructure and operational support. In addition, we may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies or intellectual property rights. However, we have no agreements or commitments with respect to any such acquisitions or investments at this time.
Our expected uses of the available funds from the Business Combination are based upon our present plans, objectives and business condition. We have not determined all of the particular uses for the available funds, and management has not estimated the amount of funds, or the range of funds, to be used for any particular purpose. As a result, our management retain broad discretion over the available funds.
Our future cash requirements will depend on many factors, including our revenue growth rate, the timing and extent of hiring and associated overhead to support projected growth in our business, sales and marketing costs to drive revenue growth, and software development investments to continue adding features and functionality to our technology platforms to align with market needs. In 2021, we accelerated our hiring plans and increased our marketing and promotional efforts, which we expect to continue in the near future. We may also enter into arrangements to acquire or invest in complementary businesses, services, and technologies which will likely require us to increase our cash consumption.
In addition, we have evaluated the impact of the COVID-19 pandemic on our liquidity and capital needs, and we anticipate that its effects will be largely neutral.
Depending on the foregoing and other factors that may affect our business in the future, we may be required to seek additional capital contributions or debt financing in the future. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.

The following table summarizes our cash flows for the periods presented:

	Successor	Predecessor
	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021	Year ended December 31, 2020
Net cash flows used in operating activities	$(83,387)	$(50,915)	$(30,940)
Net cash flows provided by (used in) investing activities	$27,259	$(10,342)	$(7,929)
Net cash flows provided by (used in) financing activities	$256,925	$(97)	$37,487
Operating Activities
Since our inception, we have yet to achieve positive cash flow from operations. Our primary uses of cash include compensation and benefits for headcount-related expenses, investment in software and product development of our technology platforms, most significantly our consumer app, and associated non-headcount technology and communication cost to develop, operate and support our customer-facing technology platforms.
Net cash used in operating activities of $134.3 million for the combined 2021 period was primarily related to our combined 2021 period net loss of $304.0 million, offset by non-cash charges of $193.8 million and changes in our operating assets and liabilities of $24.1 million. The non-cash charges for the combined 2021 period primarily consisted of loss from change in fair value of warrant liability of $79.4 million, unit-based compensation of $78.8 million, depreciation and amortization of $15.0 million and impairment of long-lived assets of $4.8 million. Net cash inflows from changes in our operating assets and liabilities for the combined 2021 period resulted primarily from an increase in accounts payable and accrued liabilities of $3.6 million and the return of a deposit with our clearinghouse affiliate of $20.2 million, which were partially offset by an increase in prepaid insurance of $31.5 million, an increase in other assets and liabilities of $8.1 million and an increase in accounts receivable of $7.7 million.
Net cash used in operating activities of $30.9 million for the year ended December 31, 2020 is primarily attributable to our net loss of $79.6 million, offset by non-cash charges of $37.9 million and changes in our operating assets and liabilities of approximately $10.7 million. Non-cash charges consisted of a $15.3 million asset impairment, $11.6 million of unit-based compensation expenses, and $8.0 million of depreciation and amortization. Changes in operating assets and liabilities resulted from a $16.0 million increase in accounts payable and accruals and an $11.0 million increase in deposits with clearinghouse affiliates, offset by a $7.9 million decrease in amounts due to affiliates, a $4.3 million decrease in deferred revenues and $2.8 million decrease in other assets and liabilities, and $1.2 million decrease in operating lease liabilities.
Investing Activities
Net cash flows provided by investing activities of $16.9 million for the combined 2021 period primarily consisted of $30.8 million of cash acquired through through the Business Combination and $1.8 million of proceeds from sale of shares of affiliate stock, partially offset by $15.7 million of capitalized costs of internally developed software. Capital expenditures were primary related to capitalized expenses associated with internally developed software for our technology platforms.
We used $7.9 million in investing activities for the year ended December 31, 2020 consisting of capitalized costs of internally developed software and other capital expenditures. This amount was offset in part by $10.7 million of cash acquired from our acquisition of Bridge2 Solutions and proceeds from the sale of $2.0 million of short-term investments.
Financing Activities
Net cash flows provided by financing activities of $256.8 million for the combined 2021 period resulted from proceeds from PIPE investments and proceeds from the exercise of warrants amounting to $312.0 million and $37.1 million, respectively which is partially offset by cash outflow due to repurchase of redeemed Class A ordinary shares amounting to $84.5 million and also offset by payment of deferred underwriting fees amounting to $7.3 million.

Net cash flows provided by financing activities of $37.5 million for the year ended December 31, 2020 resulted from proceeds from issuance of our Class C ownership units of $37.8 million offset by $0.3 million of payments for capital leases during the year.
Tax Receivable Agreement
On October 15, 2021, we entered into a Tax Receivable Agreement with certain Bakkt Equity Holders. Pursuant to the Tax Receivable Agreement, among other things, holders of Bakkt Common Units may, subject to certain conditions, from and after April 15, 2022, exchange such Common Units (along with a corresponding number of shares of our Common Stock), for Class A common stock on a one-for-one basis, subject to the terms of the Exchange Agreement, including our right to elect to deliver cash in lieu of Class A common stock and, in certain cases, adjustments as set forth therein. Bakkt will have in effect an election under Section 754 of the Internal Revenue Code for each taxable year in which an exchange of Bakkt Common Units for Class A common stock (or cash) occurs.
The exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Bakkt. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
The Tax Receivable Agreement provides for the payment by us to exchanging holders of Bakkt Common Units of 85% of certain net income tax benefits, if any, that we realize (or in certain cases is deemed to realize) as a result of these increases in tax basis and certain other tax attributes of Bakkt and tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. This payment obligation is an obligation of the Company and not of Bakkt. For purposes of the Tax Receivable Agreement, the cash tax savings in income tax will be computed by comparing our actual income tax liability (calculated with certain assumptions) to the amount of such taxes that we would have been required to pay had there been no increase (or decrease) to the tax basis of the assets of Bakkt as a result of Bakkt having an election in effect under Section 754 of the Code for each taxable year in which an exchange of Bakkt Common Units for Class A common stock occurs and had we not entered into the Tax Receivable Agreement. Such increase or decrease will be calculated under the Tax Receivable Agreement without regard to any transfers of Bakkt Common Units or distributions with respect to such Bakkt Common Units before the exchange under the Exchange Agreement to which Section 743(b) or 734(b) of the Code applies. As of December 31, 2021, no such exchanges have occurred.
Contractual Obligations and Commitments
The following is a summary of our significant contractual obligations and commitments as of December 31, 2021 (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Purchase obligations(1)	$2,250	$8,750	$9,000	$—	$20,000
Future minimum operating lease payments(2)	(3,114)	3,715	3,696	11,817	16,114
Total contractual obligations	(864)	12,465	12,696	11,817	36,114
(1)Represents minimum commitment payments under a four-year cloud computing arrangement.
(2)Represents rental payments under operating leases with remaining non-cancellable terms in excess of one year. See Note 17 to our audited consolidated financial statements.
Additionally, we, through our loyalty business, have a purchasing card facility with a bank that we utilize for redemption purchases made from merchant partners as part of our loyalty redemption platform. Expenditures made using the purchasing card facility are payable monthly, are not subject to formula-based restrictions and do not bear interest if amounts outstanding are paid when due and in full. Among other covenants, the purchasing card facility requires that we maintain a month-end cash balance of $40.0 million. In January 2021, the purchasing card facility was extended to April 15, 2022 in order to facilitate a long-term agreement on more favorable terms for us.

Non-GAAP Financial Measures
We use non-GAAP financial measures to assist in comparing our performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our core operations. We believe that presenting non-GAAP financial measures is useful to investors because it (a) provides investors with meaningful supplemental information regarding financial performance by excluding certain items that we believe do not directly reflect our core operations, (b) permits investors to view performance using the same tools that we use to budget, forecast, make operating and strategic decisions, and evaluate historical performance, and (c) otherwise provides supplemental information that may be useful to investors in evaluating our results.
We believe that the presentation of the following non-GAAP financial measures, when considered together with the corresponding GAAP financial measures and the reconciliations to those measures provided herein, provides investors with an additional understanding of the factors and trends affecting our business that could not be obtained absent these disclosures.
Adjusted EBITDA
We present Adjusted EBITDA as a non-GAAP financial measure.
We believe that Adjusted EBITDA provides relevant and useful information, which is used by management in assessing the performance of our business. Adjusted EBITDA is defined as earnings before interest, income taxes, depreciation, amortization and certain non-cash and/or non-recurring items that do not contribute directly to our evaluation of operating results. Adjusted EBITDA provides management with an understanding of earnings before the impact of investing and financing transactions and income taxes, and the effects of aforementioned items that do not reflect the ordinary earnings of our operations. This measure may be useful to an investor in evaluating our performance. Adjusted EBITDA is not a measure of our financial performance under GAAP and should not be considered as an alternative to net income (loss) or other performance measures derived in accordance with GAAP. Our definition of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies.
In addition to the items above, Adjusted EBITDA as a non-GAAP financial measure also excludes interest income (expense) and other income (expense), and income tax (expense) benefit, as these items are not components of our core business operations.
Non-GAAP financial measures like Adjusted EBITDA have limitations, should be considered as supplemental in nature and are not meant as a substitute for the related financial information prepared in accordance with GAAP. These limitations include the following:
•Share-based and unit-based compensation expense, which has been excluded from Adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations, has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy;
•the intangible assets being amortized, and property and equipment being depreciated, may have to be replaced in the future, and the non-GAAP financial measures do not reflect cash capital expenditure requirements for such replacements or for new capital expenditures or other capital commitments; and
•non-GAAP measures do not reflect changes in, or cash requirements for, our working capital needs.
Because of these limitations, the non-GAAP financial measures should be considered alongside other financial performance measures, including net loss and our other financial results presented in accordance with GAAP.

The following table presents a reconciliation of net loss, the most directly comparable GAAP operating performance measure, to our Adjusted EBITDA for each of the periods indicated (in thousands):

	Successor	Predecessor
	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021	Year ended December 31, 2020
Net loss	(164,827)	(139,219)	(79,605)
Add: Depreciation and amortization	5,422	9,620	8,159
Add/(Less): Interest (income) expense	(11)	247	(123)
Add/(Less): Income tax (benefit)	11,751	(602)	391
EBITDA	(147,665)	(129,954)	(71,178)
Add: Acquisition-related expenses	1,603	24,793	13,372
Add: Share-based and Unit-based compensation expense	45,914	33,877	2,082
Add: Restructuring charges	—	—	588
Add: Impairment of long-lived assets	1,196	3,598	15,292
Add: Loss from change in fair value of warrant liability	79,373	—	—
Add: ICE transition services expense	617
Less: Cancellation of common units	(192)	—	—
Less: Gain on extinguishment of software license liability	(1,301)	—	—
Less: Non-recurring bitcoin sale income, net	—	(1,024)	—
Less: Transition services to Bakkt Clearing	—	—	(196)
Adjusted EBITDA	(20,455)	(68,709)	(40,040)
Adjusted EBITDA for the combined 2021 period decreased by $49.1 million or 122.7% as compared to the year ended December 31, 2020. The decrease was primarily due to a $34.0 million increase in compensation and benefits resulting from an increase in headcount to support the projected growth in our business and a $14.6 million increase in marketing expenses related to the launch of our consumer platform.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP, which requires us to make estimates and apply judgments that affect the reported amounts. In our notes to the audited consolidated financial statements, we describe the significant accounting policies used in preparing the consolidated financial statements. Our management has discussed the development, selection, and disclosure of our critical accounting policies and estimates with the Audit Committee of our Board of Directors. The following items require significant estimation or judgement:
Business Combinations
We account for our business combinations using the acquisition accounting method, which requires us to determine the fair value of identifiable assets acquired and liabilities assumed, including any contingent consideration, to properly allocate the purchase price to the individual assets acquired and liabilities assumed and record any residual purchase price as goodwill in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. We identify and attribute fair values and estimated lives to the intangible assets acquired and allocate the total cost of an acquisition to the underlying net assets based on their respective estimated fair values. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and involves the use of significant estimates, including projections of future cash inflows and outflows, discount rates and asset lives. These determinations will affect the amount of amortization expense recognized in future periods. We base our fair value estimates on assumptions we believe are reasonable but recognize that the assumptions are inherently uncertain.

For business combinations effected through a common control transaction, we measure the recognized net assets of the acquiree at the carrying amounts of the net assets previously recognized by our related party. We reflect the operations of entities acquired through a common control transaction in our financial statements as of the first date in the reporting period or as of the date that the entity was acquired by our related party, as applicable.
If the initial accounting for the business combination has not been completed by the end of the reporting period in which the business combination occurs, provisional amounts are reported to present information about facts and circumstances that existed as of the acquisition date. Once the measurement period ends, which in no case extends beyond one year from the acquisition date, revisions to the accounting for the business combination are recorded in earnings.
All acquisition-related costs, other than the costs to issue debt or equity securities, are accounted for as expenses in the period in which they are incurred.
Goodwill and Other Intangible Assets
Goodwill and intangible assets that have indefinite useful lives are accounted for in accordance with ASC 350, Intangibles — Goodwill and Other. We allocate the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the acquisition consideration transferred over the fair value of the net assets acquired, including other intangible assets, is recorded as goodwill. Goodwill is tested for impairment at the reporting unit level, and we are organized and operate as a single reporting unit. Goodwill and indefinite-lived intangible assets are tested at least annually or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. In assessing goodwill and intangible assets for impairment, we first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. In the qualitative assessment, we may consider factors such as economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Should we conclude that it is more likely than not that the recorded goodwill and intangible assets amounts have been impaired, it would perform the impairment test. An impairment loss is recognized in earnings if the estimated fair value of a reporting unit or indefinite lived intangible asset is less than the carrying amount of the reporting unit or intangible asset. Significant judgment is applied when goodwill and intangible assets are assessed for impairment.
Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives and are also reviewed at least annually for impairment or more frequently if conditions exist that indicate that an asset may be impaired.
We did not record any impairment charges related to goodwill and intangible assets during the periods from October 15, 2021 through December 31, 2021 and January 1, 2021 through October 14, 2021, and the year ended December 31, 2020, respectively.
Loyalty Redemption Platform Revenue Recognition
We host, operate and maintain a loyalty redemption platform connecting loyalty programs to ecommerce merchants allowing loyalty point holders to redeem a spectrum of loyalty currencies for other digital assets, merchandise and services. Our customer in these arrangements is generally the loyalty program sponsor. Our contracts related to our loyalty redemption platform consist of two performance obligations: (1) access to our SaaS-based redemption platform and customer support services and (2) facilitation of order fulfillment services. We are the principal related to providing access to our redemption platform. We are acting as the agent to facilitate order fulfillment services on behalf of the loyalty program sponsor. Revenues generated from our loyalty redemption platform are included in “Net revenues” include the following:
•Platform subscription fees: Monthly fixed fee charged to customers to access the redemption platform and receive customer support services. We recognize revenue for these fees on a straight-line basis over the related contract term as the customer receives benefits evenly throughout the term of the contract. These fees are allocated to our performance obligation to provide access to our redemption platform, and thus are recognized on a gross basis. Revenue from our platform subscription fees is included in “Subscription and services revenue” in the disaggregation of revenue table by service type in Note 3 to our audited consolidated financial statements.
•Transaction fees: Transaction fees are earned for most transactions processed through our platform. These fees are allocated to our performance obligation to provide order placement services on behalf of the loyalty program sponsor, and therefore are recognized net of the related redemption cost. We allocate transaction fees to the period in which the related transaction occurs. Revenue from our transaction fees is included in “Transaction revenue, net” in the disaggregation of revenue table by service type in Note 3 to our audited consolidated financial statements.
•Revenue share fees: We are entitled to revenue share fees in the form of rebates from third-party commerce merchants and other partners which provide services facilitating redemption order fulfillment. We allocate revenue share fees to the period in which the related transaction occurs. Revenue from our revenue share fees is included in “Transaction revenue, net” in the disaggregation of revenue table by service type in Note 3 to our audited consolidated financial statements.
•Service fees: We earn fees for certain software development activities associated with the implementation of new customers on our loyalty redemption platform and other development activities if a customer requests that we customize certain features and functionalities for their loyalty program. We also earn fees from providing call center services to customers. We recognize service fees as revenue on a straight-line basis, beginning when the internally developed software resulting from such implementation or other development activities are operational in our platform over the longer of the remaining anticipated customer life and 3 years, which represents the estimated useful life of our internally developed software. Implementation and development service fees are generally billed when the implementation and development activities are performed. We recognize deferred revenue when all such fees are billed. Revenue from our services fees is included in “Subscription and services revenue” in the disaggregation of revenue table by service type in Note 3 to our audited consolidated financial statements.

Deferred Revenue
Deferred revenue includes amounts invoiced prior to us meeting the criteria for revenue recognition. We invoice customers for service fees at the time the service is performed, and such fees are recognized as revenue over time as we satisfy our performance obligation. The portion of deferred revenue to be recognized in the succeeding twelve-month period is recorded as current deferred revenue, and the remaining portion is recorded as non-current deferred revenue. We have determined that these arrangements do not contain a significant financing component, and therefore the transaction price is not adjusted.
Warrants
We account for our ordinary share warrants in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging—Contracts in Entity’s Own Equity (“ASC Topic 815”), as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. We classify as equity any equity-linked contracts that (1) require physical settlement or net-share settlement or (2) give us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement). We classify as assets or liabilities any equity-linked contracts that (1) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside our control) or (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All Public and private placement warrants issued by us were deemed to qualify for liability classification.
Impairment of Long-Lived Assets
Our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We also evaluate the period of depreciation and amortization of long-lived assets to determine whether events or circumstances warrant revised estimates of useful lives. When indicators of impairment are present, we determine the recoverability of our long-lived assets by comparing the carrying value of our long-lived assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the estimated future undiscounted cash flows demonstrate the long-lived assets are not recoverable, an impairment loss would be calculated based on the excess of the carrying amounts of the long-lived assets over their fair value.
Unit-Based Compensation
The Successor period unit-based compensation expense relates to the replacement incentive units and phantom units (“participation” units) granted during the Predecessor period that were issued to employees as purchase consideration.

The replacement incentive units and participation units were measured at fair value on the Closing Date, and we recognize expense in “Compensation and benefits” in the accompanying consolidated statements of operations and comprehensive loss over the requisite service period. Additionally, we recognize variable compensation expense for liability-classified participation units based on changes to the fair value of the awards at each reporting date. We elect to account for forfeitures as they occurred. See Note 11 to our audited consolidated financial statements for additional disclosures related to unit-based compensation.
The Predecessor period unit-based compensation expense related to incentive units and participation units granted to employees and was measured at fair value on the date of grant and recognized as expense in “Compensation and benefits” in the accompanying consolidated statements of operations and comprehensive loss over the requisite service period, subject to acceleration if certain performance or market conditions were met. Additionally, we recognized variable compensation expense for liability-classified participation units based on changes to the fair value of the awards at each reporting date. The Predecessor elected to account for forfeitures as they occurred. See Note 11 to our audited consolidated financial statements for additional disclosures related to unit-based compensation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our audited consolidated financial statements and accompanying notes. We base our estimates and assumptions on various judgments that we believe to be reasonable under the circumstances. The inputs into our estimates consider the economic implications of COVID-19 on our critical and significant accounting estimates. Additionally, subsequent to December 31, 2021, there has been a military conflict in Eastern Europe that may have an impact on our operations. As of the date of issuance, the conflict is still ongoing and thus there is uncertainty as to the ultimate impact to us. The significant estimates and assumptions that affect the financial statements may include, but are not limited to, those that are related to income tax valuation allowances, useful lives of intangible assets and property, equipment and software, fair value of financial assets and liabilities, determining provision for doubtful accounts, valuation of acquired tangible and intangible assets, the impairment of intangible assets and goodwill, and fair market value of Bakkt common units, incentive units and participation units. Actual results and outcomes may differ from management’s estimates and assumptions and such differences may be material to our audited consolidated financial statements.
Recently Issued and Adopted Accounting Pronouncements
Recently issued and adopted accounting pronouncements are described in Note 2 to our audited consolidated financial statements.
ITEM 7A.    QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Bakkt Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Bakkt Holdings, Inc. (the Company) as of December 31, 2021, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and mezzanine equity and cash flows for the period October 15, 2021 to December 31, 2021 (“the Successor”) and the consolidated balance sheet as of December 31, 2020 and the related consolidated statements of operations, comprehensive loss, changes in members’ equity and mezzanine equity and cash flows for the period January 1, 2021 to October 14, 2021 and the year ended December 31, 2020 (collectively referred as “the Predecessor”), and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the Successor and Predecessor periods, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.

Atlanta, GA
March 31, 2022

Bakkt Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except unit data)

	Successor	Predecessor
	As of December 31, 2021	As of December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$391,364	$75,361
Restricted cash	16,500	16,500
Customer funds	551	81
Accounts receivable, net	18,142	10,408
Investment in shares of affiliate stock, current	—	1,823
Deposits with clearinghouse, current (affiliate in Predecessor period) (1)	—	20,200
Prepaid insurance	32,206	734
Other current assets	4,784	6,956
Total current assets	463,547	132,063
Property, equipment and software, net	6,121	19,957
Goodwill	1,527,118	233,429
Intangible assets, net	388,469	62,199
Deposits with clearinghouse, noncurrent (affiliate in Predecessor period) (1)	15,151	15,150
Other assets	13,879	5,578
Total assets	$2,414,285	$468,376
Liabilities, Stockholders’ Equity and Members’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$64,090	$42,915
Customer funds payable	551	81
Deferred revenue, current	4,629	4,282
Due to related party (affiliate in Predecessor period) (1)	617	1,856
Other current liabilities	3,717	1,943
Total current liabilities	73,604	51,077
Deferred revenue, noncurrent	4,819	4,103
Warrant liability	17,424	—
Deferred tax liabilities, net	11,593	95
Other noncurrent liabilities	12,674	3,319
Total liabilities	120,114	58,594
Commitments and Contingencies (Note 14)
Mezzanine equity:
Incentive units (156,000,000 authorized, 103,318,325 unvested units and 85,875,000 unvested units issued and outstanding as of December 31, 2020)	—	21,452
Stockholders’ equity:
Class A voting units (413,000,000 units authorized, 400,000,000 units issued and outstanding as of December 31, 2020)	—	2,613
Class B voting units (212,500,000 units authorized, 182,500,000 units issued and outstanding as of December 31, 2020)	—	182,500
Class B warrant (Note 10)	—	5,426
Class C voting units (284,000,000 units authorized, 270,270,270 units issued and outstanding as of December 31, 2020)	—	310,104
Class A common stock ($0.0001 par value, 750,000,000 shares authorized, 57,164,388 shares issued and outstanding as of December 31, 2021)	6	—
Class V common stock ($0.0001 par value, 250,000,000 shares authorized; 206,271,792 shares issued and outstanding as of December 31, 2021)	21	—
Additional paid-in capital	566,766	—
Accumulated other comprehensive income (loss)	(55)	191
Accumulated deficit	(98,342)	(112,504)
Total stockholders’ equity and members’ equity.	468,396	388,330
Noncontrolling interest	1,825,775	—
Total equity	2,294,171	388,330
Total liabilities, stockholders’ equity and members’ equity	$2,414,285	$468,376
(1)As a result of the Business Combination (Note 4), ICE and its affiliates are no longer our affiliates. Refer to Note 8 for our related party disclosures.
The accompanying notes are an integral part of these consolidated financial statements

Bakkt Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Successor	Predecessor
	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021		Year ended December 31, 2020
Revenues:
Net revenues (includes related party net revenues of $71 and affiliate net revenues of $136 and $(2,007), respectively) (1)	$11,481	$27,956		$28,495
Operating expenses:
Compensation and benefits	62,180	91,275		43,141
Professional services	3,034	5,175		5,751
Technology and communication	3,056	10,384		9,741
Selling, general and administrative	8,521	20,309		8,219
Acquisition-related expenses	1,603	24,793		13,372
Depreciation and amortization	5,422	9,620		8,159
Related party expenses (affiliate in Predecessor periods) (1)	617	1,484		3,082
Impairment of long-lived assets	1,196	3,598		15,292
Other operating expenses	398	1,379		857
Total operating expenses	86,027	168,017		107,614
Operating loss	(74,546)	(140,061)		(79,119)
Interest income (expense), net	11	(247)		123
Loss from change in fair value of warrant liability	(79,373)	—		—
Other income (expense), net	832	487		(218)
Loss before income taxes	(153,076)	(139,821)		(79,214)
Income tax (expense) benefit	(11,751)	602		(391)
Net loss	(164,827)	$(139,219)		$(79,605)
Less: Net loss attributable to noncontrolling interest	(120,832)
Net loss attributable to Bakkt Holdings, Inc.	$(43,995)

Net loss per share attributable to Bakkt Holdings, Inc.
Class A common stockholders per share:
Basic and diluted	$(0.81)		(2)		(2)
(1)As a result of the Business Combination (Note 4), ICE and its affiliates are no longer our affiliates. Refer to Note 8 for our related party disclosures.
(2)Basic and diluted loss per share is not presented for the Predecessor periods due to lack of comparability with the Successor period.
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Successor	Predecessor
	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021	Year ended December 31, 2020
Net loss	$(164,827)	$(139,219)	$(79,605)
Currency translation adjustment, net of tax	(259)	248	191
Comprehensive loss	$(165,086)	$(138,971)	$(79,414)
Comprehensive loss attributable to noncontrolling interest	(121,036)
Comprehensive loss attributable to Bakkt Holdings, Inc.	$(44,050)
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity (Predecessor)
(in thousands, except share data)

	Class A Voting Units		Class B Voting Units		Class B Warrant		Class C Voting Units		Class C Warrant		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Member’s Equity	Incentive units		Total Mezzanine Equity
	Units	$	Units	$	Warrants	$	Units	$	Warrants	$				Units	$
Balance as of December 31, 2019	400,000,000	$1,916	182,500,000	$182,500	—	$—	—	$—	—	$—	$(32,899)	$—	$151,517	—	$10,515	$10,515
Issuance of Class A voting units (Note 10)	—	697	—	—	—	—	—	—	—	—	—	—	697	—	—	—
Issuance of Class B warrant (Note 10)	—	—	—	—	—	5,426	—	—	—	—	—	—	5,426	—	—	—
Unit-based incentive compensation (Note 11)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	10,937	10,937
Issuance of Class C voting units	—	—	—	—	—	—	270,270,270	300,000	—	—	—	—	300,000	—	—	—
Pushdown accounting resulting from Bridge2 Solutions acquisition (Note 4)	—	—	—	—	—	—	—	10,104	—	—	—	—	10,104	—	—	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	—	—	191	191	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(79,605)	—	(79,605)	—	—	—
Balance as of December 31, 2020	400,000,000	2,613	182,500,000	182,500	—	5,426	270,270,270	310,104	—	—	(112,504)	191	388,330	—	21,452	21,452
Issuance of Class A voting units (Note 10)	—	185	—	—	—	—	—	—	—	—	—	—	185	—	—	—
Unit-based incentive compensation (Note 11)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	26,538	26,538
Exercise of Class B warrant (Note 10)	—	—	9,953,454	5,426	—	(5,426)	—	—	—	—	—	—	—	—	—	—
Vesting of Class C warrant (Note 10)	—	—	—	—	—	—	—	—	—	969	—	—	969	—	—	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	—	—	248	248	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(139,219)	—	(139,219)	—	—	—
Balance as of October 14, 2021	400,000,000	$2,798	192,453,454	$187,926	—	$—	270,270,270	$310,104	—	$969	$(251,723)	$439	$250,513	—	$47,990	$47,990

Bakkt Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Mezzanine Equity (Successor)
(in thousands, except unit data)

	Class A Common Stock		Class V Common Stock		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity	Class A Ordinary Shares		Total Mezzanine Equity
	Shares	$	Shares	$	Shares	$							Shares	$
Balance as of October 15, 2021	—	$—	—	$—	5,184,300	$1	$—	$(54,347)	$—	$(54,346)	$—	$(54,346)	20,737,202	$207,372	$207,372
Redemption of Class A ordinary shares (Note 4)	—	—	—	—	—	—	—	—	—	—	—	—	(8,452,042)	(84,530)	(84,530)
Conversion of Class A ordinary shares and Class B ordinary shares into Class A common stock (Note 4)	17,469,460	2	—	—	(5,184,300)	(1)	122,840	—	—	122,841	—	122,841	(12,285,160)	(122,842)	(122,842)
Issuance of common stock to PIPE investors, net of issuance costs (Note 4)	32,500,000	3	—	—	—	—	311,997	—	—	312,000	—	312,000	—	—	—
Conversion of Opco Class A, Class B, and Class C voting units into Class V common stock (Note 10)	—	—	189,933,286	19	—	—	—	—	—	19	1,796,750	1,796,769	—	—	—
Issuance of Class V Common Stock for Opco incentive units (Note 10)	—	—	17,473,362	2	—	—	—	—	—	2	107,877	107,879	—	—	—
Share-based compensation (Note 11)	—	—	—	—	—	—	1,022	—	—	1,022	—	1,022	—	—	—
Unit-based compensation (Note 11)	—	—	—	—	—	—	—	—	—	—	46,786	46,786	—	—	—
Forfeiture and cancellation of common units (Note 11)	—	—	(1,134,856)	—	—	—	—	—	—	—	(4,602)	(4,602)	—	—	—
Exercise of warrants (Note 9)	7,194,928	1	—	—	—	—	130,907	—	—	130,908	—	130,908	—	—	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	(55)	(55)	(204)	(259)	—	—	—
Net loss	—	—	—	—	—	—	—	(43,995)	—	(43,995)	(120,832)	(164,827)	—	—	—
Balance as of December 31, 2021	57,164,388	$6	206,271,792	$21	—	$—	$566,766	$(98,342)	$(55)	$468,396	$1,825,775	$2,294,171	—	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Successor	Predecessor
	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021	Year ended December 31, 2020
Cash flows from operating activities:
Net loss	$(164,827)	$(139,219)	$(79,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,422	9,512	7,973
Non-cash lease expense	249	946	1,388
Share-based compensation expense (Note 11)	1,022	—	—
Unit-based compensation expense (Note 11)	44,892	33,877	11,649
Recognition of affiliate capital contribution (Note 8)	—	185	697
Amortization of customer consideration asset (Note 10)	—	1,743	388
Deferred income taxes	11,733	—	(354)
Impairment of long-lived assets	1,196	3,598	15,292
Acquisition-related expenses paid by affiliate (Note 8)	—	—	1,378
Unrealized gain on investment in shares of affiliate stock (Note 8)	—	—	(628)
Loss on sale of shares of affiliate stock	—	63	—
Loss from change in fair value of warrant liability	79,373	—	—
Gain on extinguishment of software license liability	(1,301)	—	—
Modification and vesting of Class C warrant (Note 10)	—	969	—
Cancellation of common units	(192)	—	—
Other	(129)	655	117

Changes in operating assets and liabilities:
Accounts receivable	(1,133)	(6,601)	(264)
Other receivable	—	—	115
Prepaid insurance	(31,121)	(351)	(580)
Deposits with clearinghouse affiliate	—	20,199	11,002
Accounts payable and accrued liabilities	(19,728)	23,292	16,076
Due to related party (affiliate in Predecessor periods) (1)	(1,696)	457	(7,927)
Deferred revenues	24	1,038	(4,331)
Operating lease liabilities.	(12)	(822)	(1,192)
Customer funds payable	124	345	81
Other assets and liabilities (Note 11)	(7,283)	(801)	(2,215)
Net cash used in operating activities	(83,387)	(50,915)	(30,940)
Cash flows from investing activities:
Capitalized internal-use software development costs and other capital expenditures	(3,578)	(12,109)	(20,569)
Proceeds from maturities of short-term investments	—	—	1,988
Proceeds from disposal of assets	—	8	—
Proceeds from sale of shares of affiliate stock	—	1,759	—
Cash acquired through Business Combination	30,837	—	10,652
Net cash provided by (used in) investing activities	27,259	(10,342)	(7,929)

Cash flows from financing activities:
Payment of finance lease liability	(404)	(97)	(313)

Bakkt Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

Repurchase of redeemed Class A ordinary shares	(84,530)	—	—
Payment of deferred underwriting fee	(7,258)	—	—
Proceeds from the exercise of warrants (Note 9)	37,117	—	—
Proceeds from PIPE, net of issuance costs (Note 4)	312,000	—	—
Proceeds from issuance of Class C voting units (Note 10)	—	—	37,800
Net cash provided by (used in) financing activities	256,925	(97)	37,487
Effect of exchange rate changes	(307)	248	191
Net increase (decrease) in cash, cash equivalents, restricted cash and customer funds	200,490	(61,106)	(1,191)
Cash, cash equivalents, restricted cash and customer funds at the beginning of the period	207,925	91,943	93,134
Cash, cash equivalents, restricted cash and customer funds at the end of the period	$408,415	$30,837	$91,943

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—	$—
Non-cash operating lease right-of-use asset acquired	10,347	—	2,991
Supplemental disclosure of non-cash investing and financing activity:
Issuance of Class A voting units in exchange of capital contribution (Note 10)	$—	$26	$697
Capitalized internal-use software development costs and other capital expenditures included in accounts payable and accrued liabilities.	1,929	1,809	1,564
Issuance of Class B warrant	—	—	5,426
Cashless exercise of private placement warrants	64,978	—	—
Non-cash contribution of Bridge2 Holdings by affiliate (Note 8)	—	—	260,811
Reconciliation of cash, cash equivalents, restricted cash and customer funds to consolidated balance sheet:
Cash and cash equivalents	$391,364	$13,911	$75,361
Restricted cash	16,500	16,500	16,500
Customer funds	551	426	82
Total cash, cash equivalents, restricted cash and customer funds	$408,415	$30,837	$91,943
(1)As a result of the Business Combination (Note 4), ICE and its affiliates are no longer our affiliates. Refer to Note 8 for our related party disclosures.
The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements
1.Organization and Description of Business
Organization
VPC Impact Acquisition Holdings (“VIH”) was a blank check company incorporated as a Cayman Islands exempted company on July 31, 2020. VIH was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. VIH’s sponsor was VPC Impact Acquisition Holdings Sponsor, LLC (the “Sponsor”).
The registration statement for VIH’s Initial Public Offering was declared effective on September 22, 2020. On September 25, 2020, VIH consummated the Initial Public Offering of 20,000,000 units (the “Units”), generating gross proceeds of $200.0 million. Simultaneously with the closing of the Initial Public Offering, VIH consummated the sale of 6,000,000 warrants (the “private placement warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $6.0 million. On September 29, 2020, the underwriters notified VIH of their intention to partially exercise their over-allotment option on October 1, 2020. As such, on October 1, 2020, VIH consummated the sale of an additional 737,202 Units, at $10.00 per Unit, and the sale of an additional 147,440 private placement warrants, at $1.00 per Private Warrant, generating total gross proceeds of $7.5 million.
Following the closing of the Initial Public Offering on September 25, 2020 and the partial exercise of the underwriter’s over-allotment on October 1, 2020, an amount of approximately $207.4 million ($10.00 per Unit) from the proceeds of the sale of the Units in the Initial Public Offering and the sale of the private placement warrants, net of transaction costs, was placed in a trust account (the “Trust Account”).
On October 15, 2021 (the “Closing Date”), VIH and Bakkt Opco Holdings, LLC and its operating subsidiaries (f/k/a Bakkt Holdings, LLC, “Opco”) consummated a business combination (the “Business Combination”) contemplated by the definitive Agreement and Plan of Merger entered into on January 11, 2021 (as amended, the “Merger Agreement”). In connection with the finalization of the Business Combination, VIH changed its name to “Bakkt Holdings, Inc.” and changed its jurisdiction of incorporation from the Cayman Islands to the State of Delaware (the “Domestication”).
Unless the context otherwise provides, “we,” “us,” “our,” “Bakkt”, the “Company” and like terms refer (i) prior to the Closing Date, to Opco and its subsidiaries and (ii) after the Closing Date, to Bakkt Holdings, Inc. and its subsidiaries, including Opco.

Immediately following the Domestication, we became organized in an umbrella partnership corporation, or “up-C,” structure in which substantially all of our assets and business are held by Opco, and our only direct assets consist of common units in Opco (“Opco common units”), which are non-voting interests in Opco, and the managing member interest in Opco.

In connection with the Business Combination, a portion of VIH shares were exchanged for cash for shareholders who elected to execute their redemption right. The remaining VIH shares were exchanged for newly issued shares of our Class A common stock. Additionally, all outstanding membership interests and rights to acquire membership interests in Opco were exchanged for Opco common units and an equal number of newly issued shares of our Class V common stock. The existing owners of Opco other than Bakkt are considered noncontrolling interests in the accompanying consolidated financial statements (the “financial statements”). Refer to Note 4 for further discussion on the Business Combination.
Our Class A common stock and warrants are listed on the New York Stock Exchange under the ticker symbols “BKKT” and “BKKT WS,” respectively.
Description of Business
We offer a platform with three complementary aspects - a digital asset marketplace, a loyalty redemption service, and an alternative payment method.
Digital Asset Marketplace. Our digital asset marketplace enables participants to seamlessly transact in a growing universe of digital assets and has applications for individual consumers, businesses and institutions. Through Bakkt Trust

Company LLC (“Bakkt Trust”), we have an institutional-grade custodian for bitcoin and ether. Bakkt Trust is a New York limited-purpose trust company that is chartered by and subject to the supervision and oversight of the New York Department of Financial Services (“NYDFS”). In September 2019, Bakkt Trust, along with ICE Futures U.S., Inc. (“IFUS”) and ICE Clear US, Inc. (“ICUS”), both of which are wholly-owned subsidiaries of ICE, brought to market an institutional-grade, regulated infrastructure for trading, clearing, and custody services for bitcoin. Bakkt Trust acts as a qualified custodian for bitcoin, which enables Bakkt Trust to offer end-to-end regulated, physically-delivered bitcoin futures and options contracts to financial institutions and market makers. In addition, Bakkt Trust offers non-trading- related, standalone custody of bitcoin and ether to institutions and certain high net worth individuals in cryptoassets, subject to NYDFS regulatory oversight.
Loyalty Redemption. Our loyalty redemption service, an institutional-grade loyalty platform born out of our acquisition of Bridge2 Solutions in February 2020 (Note 4), provides seamless and cost-effective options for consumers to use their loyalty points. Our loyalty redemption platform, which is cloud-based and delivered through major web browsers and mobile devices, connects loyalty programs to leading commerce partners allowing consumers to redeem a spectrum of loyalty currencies for merchandise, services and gift cards.
Alternative Payments. Our alternative payments platform provides choice and convenience to both consumers and merchants. Through Bakkt Marketplace, LLC (“Bakkt Marketplace”), we have an integrated platform that enables consumers and enterprises to transact in digital assets. Alternative payments users have a digital wallet that enables them to purchase, sell, convert, and or spend digital assets. Users can also use their digital wallet to spend fiat currency with various retailers and convert loyalty and rewards points into fiat currency. We have received money transmitter licenses from all states throughout the U.S. where such licenses are required, have obtained a New York State virtual currency license, and are registered as a money services business with the Financial Crimes Enforcement Network of the United States Department of the Treasury. Bakkt Trust’s custody solution provides support to Bakkt Marketplace with respect to bitcoin and ether functionality within the consumer app.
2.Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
As a result of the Business Combination, we evaluated if VIH or Opco is the predecessor for accounting purposes. In connection therewith, we considered the application of Rule 405 of Regulation C, the interpretive guidance of the staff of the SEC, including factors for registrants to consider in determining the predecessor, and analyzed the following: (1) the order in which the entities were acquired, (2) the size of the entities, (3) the fair value of the entities, (4) the historical and ongoing management structure, and (5) how management discusses our business in this Form 10-K. In considering the foregoing principles of predecessor determination in light of our specific facts and circumstances, we determined that Opco is the predecessor for accounting purposes. The financial statement presentation includes the financial statements of Opco as “Predecessor” for periods prior to the Closing Date and the financial statements of the Company as “Successor” for the period after the Closing Date, including the consolidation of Opco. Refer to Note 4 for further discussion on the Business Combination.
The financial statements are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company and our subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In addition, certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements in order to conform to current presentation.
In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. The historical financial information is not necessarily indicative of our future results of operations, financial position, and cash flows.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. The inputs into our estimates consider the economic implications of COVID-19 on our critical and significant accounting estimates. Additionally, subsequent to December 31, 2021, there has been a military conflict in Eastern Europe that may have an impact on our operations. As of the date of issuance, the conflict is still ongoing and thus there is uncertainty as to the ultimate impact to us. The significant estimates and assumptions that affect the financial statements may include, but are not limited to, those that are related to income tax valuation allowances, useful lives of intangible assets and property, equipment and software, fair value of financial assets and liabilities, determining provision for doubtful accounts, valuation of acquired tangible and intangible assets, the impairment of intangible assets and goodwill, and fair market value of Opco common units, incentive units and participation units. Actual results may materially differ from management’s estimates.
Segment Information
We operate in one operating and reportable segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, who is our chief executive officer (“CEO”), in deciding how to allocate resources and assessing performance. Further, all material operations are within the United States. Our chief operating decision maker allocates resources and assesses performance based upon discrete financial information at the consolidated level.
Cash and Cash Equivalents and Restricted Cash
We consider all short-term, highly liquid investments with maturities from the purchase date of three months or less to be cash equivalents. Cash equivalents consists of amounts invested in money market funds of $343.1 million and $38.8 million as of December 31, 2021 and 2020, respectively.
We classify all cash and cash equivalents that are not available for immediate or general business use as restricted. The restricted cash includes amounts set aside due to regulatory requirements (Note 13).
Customer Funds and Customer Funds Payable
Customer funds represents fiat currency deposited in digital wallets. In accordance with state money transmitter laws, we may invest customer cash deposits in certain permissible investments. As of December 31, 2021, we have not made any such investments. We classify the assets as current since they are readily available for customer use with a corresponding customer funds payable liability.
Translation of Foreign Currencies and Foreign Currency Transactions
Our foreign subsidiaries’ functional currencies are their respective local currencies. The assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date. Revenue and expenses are translated using average monthly rates. Translation adjustments are included in “Accumulated other comprehensive income” in the balance sheets and reflected as “Currency translation adjustment, net of tax” in the accompanying consolidated statements of operations (the “statements of operations”).
Transactions denominated in currencies other than the functional currency are remeasured based on the exchange rates at the time of the transaction. Monetary assets and liabilities are translated at the rate in effect at the balance sheet date, with subsequent changes in exchange rates resulting in transaction gains or losses, which are included in “Other income (expense), net” in the statements of operations and comprehensive loss. Non-monetary assets and liabilities are translated at historical rates and revenue and expenses are translated at average rates in effect during each reporting period.
Accounts Receivable and Allowance for Doubtful Accounts
We classify rights to consideration in exchange for services or goods as accounts receivables. Accounts receivable are rights to consideration that are unconditional (i.e., only the passage of time is required before payment is due). “Accounts receivable, net” includes billed and contract assets (i.e., unbilled receivables), net of an estimated allowance for doubtful accounts. We calculate the allowance using the current expected credit loss model. It is based upon historical loss patterns, the number of days that billings are past due, an evaluation of the potential risk of loss associated with delinquent accounts and incorporates the use of forward-looking information over the contractual term of our accounts receivable. Receivables are written-off and charged against our recorded allowance when we have exhausted collection efforts without success. The allowance for doubtful accounts was approximately $0.2 million and $0.2 million as of December 31, 2021 and 2020, respectively. There were no write-offs of receivables during the periods from October 15, 2021 through December 31, 2021 and January 1, 2021 through October 14, 2021, and the year ended December 31, 2020, respectively.

Property, Equipment and Software, Net
Property, equipment and software are stated at cost, less accumulated depreciation and amortization.
Costs related to software we develop or obtain for internal use and such costs are included in “Property, equipment and software, net”. Costs incurred during the preliminary or maintenance development stage are expensed, and costs incurred during the application development stage are capitalized and are amortized over the useful life of the software.
Depreciation and amortization are computed using the straight-line method over the following estimated useful lives of assets:

	Successor	Predecessor
	December 31, 2021	December 31, 2020
Internal use software	3-7 years	3-7 years
Purchased software	3 years	3 years
Assets under finance lease	2-5 years	2-5 years
Office, furniture and equipment	7-10 years	7-10 years
Leasehold improvements	7 years	7 years
Other computer and network equipment	3 years	3 years
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The period of depreciation and amortization of long-lived assets is evaluated to determine whether events or circumstances warrant revised estimates of useful lives. When indicators of impairment are present, the recoverability of our long-lived assets is determined by comparing the carrying value of the long-lived assets to total amount of undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the estimated future undiscounted cash flows demonstrate the long-lived assets are not recoverable, an impairment loss would be calculated based on the excess of the carrying amounts of the long-lived assets over their fair value. We recorded impairment charges of approximately $1.2 million, $3.6 million and $15.3 million related to long-lived assets during the periods from October 15, 2021 through December 31, 2021 and January 1, 2021 through October 14, 2021, and the year ended December 31, 2020, respectively (Note 6).
Leases
In accordance with ASU 2016-02, Leases (Topic 842), we determine if an arrangement is a lease and whether it is classified as finance or operating at the inception of the contract. We recognize the lease at its commencement date on the balance sheet as a liability for our obligation related to the lease and a corresponding asset representing our right to use the underlying asset over the period of use. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the lease expense for these leases is recognized on a straight-line basis over the lease term.
The lease liability for each lease is recognized as the present value of the lease payments not yet paid at the commencement date. The right-of-use (“ROU”) asset for each lease is recorded at the amount equal to the initial measurement of lease liability, adjusted for balances of prepaid rent, lease incentives received and initial direct costs incurred.
When determining lease term, we consider renewal options that are reasonably certain to exercise and termination options that are reasonably certain to not be exercised, in addition to the non-cancellable lease term.
For operating leases, expense is generally recognized on a straight-line basis over the lease term, and is recorded within “Selling, general and administrative”. For finance leases, interest on lease liability is recognized using the effective interest method, while the ROU asset is amortized on a straight-line basis over the shorter of the useful life of the ROU asset or the lease term. Interest on lease liability is recorded within “Interest income (expense), net”, and amortization of right-of-use assets is recorded within “Depreciation and amortization”.

Business Combinations
We account for our business combinations using the acquisition accounting method, which requires us to determine the fair value of identifiable assets acquired and liabilities assumed, including any contingent consideration, to properly allocate the purchase price to the individual assets acquired and liabilities assumed and record any residual purchase price as goodwill in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. We identify and attribute fair values and estimated lives to the intangible assets acquired and allocates the total cost of an acquisition to the underlying net assets based on their respective estimated fair values. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and involves the use of significant estimates, including projections of future cash inflows and outflows, discount rates and asset lives. These determinations will affect the amount of amortization expense recognized in future periods. We base our fair value estimates on assumptions we believe are reasonable but recognizes that the assumptions are inherently uncertain.
For business combinations effected through a common control transaction, we measure the recognized net assets of the acquiree at the carrying amounts of the net assets previously recognized by our related party. We reflect the operations of entities acquired through a common control transaction in our financial statements as of the first date in the reporting period or as of the date that the entity was acquired by our related party, as applicable.
If the initial accounting for the business combination has not been completed by the end of the reporting period in which the business combination occurs, provisional amounts are reported to present information about facts and circumstances that existed as of the acquisition date. Once the measurement period ends, which in no case extends beyond one year from the acquisition date, revisions to the accounting for the business combination are recorded in earnings.
All acquisition-related costs, other than the costs to issue debt or equity securities, are accounted for as expenses in the period in which they are incurred.
Goodwill and Intangible Assets
Goodwill and intangible assets that have indefinite useful lives are accounted for in accordance with ASC 350, Intangibles — Goodwill and Other. We allocate the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the acquisition consideration transferred over the fair value of the net assets acquired, including other intangible assets, is recorded as goodwill. Goodwill is tested for impairment at the reporting unit level, and we are organized and operate as a single reporting unit. Goodwill and indefinite-lived intangible assets are tested at least annually or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. In assessing goodwill and intangible assets for impairment, we first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. In the qualitative assessment, we may consider factors such as economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Should we conclude that it is more likely than not that the recorded goodwill and intangible assets amounts have been impaired, we would perform the impairment test. An impairment loss is recognized in earnings if the estimated fair value of a reporting unit or indefinite lived intangible asset is less than the carrying amount of the reporting unit or intangible asset. Significant judgment is applied when goodwill and intangible assets are assessed for impairment.
Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives and are also reviewed at least annually for impairment or more frequently if conditions exist that indicate that an asset may be impaired.
We did not record any impairment charges related to goodwill and intangible assets during the periods from October 15, 2021 through December 31, 2021 and January 1, 2021 through October 14, 2021, and the year ended December 31, 2020, respectively.
Revenue Recognition
We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services.

Digital asset marketplace
Digital asset marketplace revenues are derived from the Triparty agreement and our custody services.
Triparty Agreement: The Digital Currency Trading, Clearing, and Warehouse Services Agreement with IFUS and ICUS (the “Triparty Agreement”) governs the trading, clearing and custody services for physically-delivered bitcoin futures contracts and options contracts (collectively, “PDF Contracts”). While our performance obligation to IFUS and ICUS is comprised of several related promises as described in Note 8, we have concluded that we have a single performance obligation to provide a stand-ready custody function that supports the trading and clearing services as required for the PDF Contracts for parties that trade PDF Contracts (“PDF Contract Traders”), so that IFUS can execute its trading services and ICUS can clear and arrange for the settlement of the PDF Contracts. We have concluded that the related activities that collectively comprise this single performance obligation are not separately identifiable within the context of the Triparty Agreement, as all are necessary in order for IFUS and ICUS to offer PDF Contracts. We determine the obligation period associated with Triparty Agreement revenue using the portfolio method based on our historical transaction experience, as the PDF Contracts have similar characteristics. The average performance obligation period is less than one month based on the application of the portfolio method. Therefore, we recognize revenue for the stand-ready custody services that we provide to IFUS and ICUS on a straight-line basis over the average performance obligation period, which is less than one month.
PDF Contract Traders pay a transaction fee for trading and clearing, which is collected by ICUS. Per terms of the Triparty Agreement, IFUS and ICUS pass to us all trading and clearing transaction fees, net of rebates and liquidity payments issued to PDF Contract Traders. We consider the transaction price to be the net transaction fee received from IFUS and ICUS or paid to IFUS and ICUS. Rebates offered by IFUS to support market liquidity and trading volume represent consideration payable to a customer and reduce the transaction price; as such, these rebates are included in “Net revenues”. Because these rebates are measured and resolved within the same reporting period, it is not necessary for us to estimate these at a given reporting period date.
We also recognize a capital contribution for the cost of the trading and clearing services provided by IFUS and ICUS pursuant to the Contribution Agreement (Note 10), which reduces the revenue recognized as part of the net transaction fee.
Revenue from the Triparty Agreement is included in “Transaction revenue, net” in the disaggregation of revenue by service type table within Note 3.
Custody: For PDF Contract Traders with custody accounts related to PDF Contracts, we do not charge a fee specifically for the custody service. For customers using custody services on a standalone basis, we charge a fee, which is generally based on a fixed fee and represents fixed consideration. We invoice customers on a quarterly basis. Our performance obligation related to the storage and custody of a customer’s bitcoin represents an obligation to provide custody services for digital assets. The contract for custodial services may be terminated by the applicable institution or high net worth individual at any time upon final withdrawal of all digital assets, without incurring a penalty. As a result, we believe our contracts represent a day-to-day contract with each day representing a renewal. These renewals are priced consistently with the original contract and with other similar customers and as such, we do not believe that they represent a material right.
The daily contract consists of a single performance obligation to provide custodial services, with the transaction price equal to a pro rata portion (i.e., daily) of the annual custody fee. Our performance obligation to provide custodial services meets the criterion to be satisfied over time. Revenue from our custodial services is included in “Net revenues” in the statements of operations.
Revenue from our custody services is included in “Subscription and services revenue” in the disaggregation of revenue by service type table within Note 3.
Loyalty redemption platform
We host, operate and maintain a loyalty redemption platform connecting loyalty programs to ecommerce merchants allowing loyalty point holders to redeem a spectrum of loyalty currencies for other digital assets, merchandise and services. Our customer in these arrangements is generally the loyalty program sponsor. Our contracts related to our loyalty redemption platform consist of two performance obligations: (1) access to our SaaS-based redemption platform and customer support services and (2) facilitation of order fulfillment services. We are the principal related to providing access to our redemption platform. We are acting as the agent to facilitate order fulfillment services on behalf of the loyalty program sponsor. Revenues generated from our loyalty redemption platform are included in “Net revenues” in the statements of operations and include the following:
•Platform subscription fees: Monthly fixed fee charged to customers to access the redemption platform and receive customer support services. We recognize revenue for these fees on a straight-line basis over the related contract term as the customer receives benefits evenly throughout the term of the contract. These fees are allocated to our performance obligation to provide access to our redemption platform, and thus are recognized on a gross basis. Revenue from our platform subscription fees is included in “Subscription and services revenue” in the disaggregation of revenue table by service type in Note 3.
•Transaction fees: Transaction fees are earned for most transactions processed through our platform. These fees are allocated to our performance obligation to provide order placement services on behalf of the loyalty program sponsor, and therefore are recognized net of the related redemption cost. We allocate transaction fees to the period in which the related transaction occurs. Revenue from our transaction fees is included in “Transaction revenue, net” in the disaggregation of revenue table by service type in Note 3.
•Revenue share fees: We are entitled to revenue share fees in the form of rebates from third-party commerce merchants and other partners which provide services facilitating redemption order fulfillment. We allocate revenue share fees to the period in which the related transaction occurs. Revenue from our revenue share fees is included in “Transaction revenue, net” in the disaggregation of revenue table by service type in Note 3.
•Service fees: We earn fees for certain software development activities associated with the implementation of new customers on our loyalty redemption platform and other development activities if a customer requests that we customize certain features and functionalities for their loyalty program. We also earn fees for providing call center services for customers. We recognize service fees as revenue on a straight-line basis, beginning when the internally developed software resulting from such implementation or other development activities are operational in our platform over the longer of the remaining anticipated customer life and 3 years, which represents the estimated useful life of our internally developed software. Implementation and development service fees are generally billed when the implementation and development activities are performed. We recognize deferred revenue when all such fees are billed. Revenue from our services fees is included in “Subscription and services revenue” in the disaggregation of revenue table by service type in Note 3.
Alternative payment platform
Alternative payment platform revenues are transaction fees earned by Bakkt Marketplace. Development of this platform began in February 2020, when Opco entered into a Strategic Alliance Agreement (the “Strategic Alliance Agreement”) with a strategic partner, who was also a customer of Opco, to develop and operate a mechanism whereby a customer can purchase food and beverage items from the strategic partner using their Bakkt digital wallet.
In conjunction with the Strategic Alliance Agreement, the parties entered into a separate agreement under which the Company issued the strategic partner a warrant to purchase 15 million Class B voting units. Opco accounted for the cost of the warrant as consideration payable to a customer within the scope of ASC 606, Revenue from Contracts with Customers, and recorded an asset at the fair value on the grant date of the warrant. Opco recognized the customer consideration asset as a reduction to transaction fees on a straight-line basis over 28 months, which represents the time period between the launch date of the services under the Strategic Alliance Agreement, which occurred in November 2020, and the end of the contract term. These reductions to revenue are included in “Net revenues” in the statements of operations. As described in Note 10, the customer consideration asset was fully impaired during the period from January 1, 2021 through October 14, 2021. Accordingly, Successor period transaction fees no longer reflect a reduction for the recognition of the customer consideration asset. Refer to Note 10 for additional information related to the warrant.
Transaction fees and the reduction to transaction fees are included in “Transaction revenue, net” in the disaggregation of revenue by service type table in Note 3.
Sale of cryptoassets
As part of our operation of the alternative payment platform, we transact in bitcoin and ether (collectively referred to as “cryptoassets”) with consumers. Consumer cryptoasset transactions are not material for the periods from October 15,

2021 through December 31, 2021 and January 1, 2021 through October 14, 2021. There were no consumer cryptoasset transactions for the year ended December 31, 2020.
Additionally, as part of our operation of the alternative payment platform, we transact in cryptoassets with our trading partners in order to adjust our cryptoasset inventory based on actual consumer activity to maintain an inventory based on our inventory policy. Transactions in cryptoassets with our trading partners in the normal course of business is not material for the periods from October 15, 2021 through December 31, 2021 and January 1, 2021 through October 14, 2021. There were no material transactions in cryptoassets with our trading partners in the normal course of business for the year ended December 31, 2020.
We maintain an inventory reserve of cryptoassets to facilitate consumer transactions if needed. We may adjust our inventory reserve levels under our inventory policy. Sales of cryptoassets resulting from inventory reserve adjustments are not part of our normal course of business. Accordingly, proceeds from the sale of cryptoassets outside of the normal course of business is included in “Other income (expense), net,” net of the cost of cryptoasset sold, in the statements of operations. Opco recognized income from the sale of cryptoassets, net of the cost of cryptoassets sold, of $0 and $1.0 million for periods from October 15, 2021 through December 31, 2021 and January 1, 2021 through October 14, 2021, respectively. There were no sales of cryptoassets outside of the normal course of business for the year ended December 31, 2020.
Off-Balance Sheet Cryptoassets

Cryptoassets held in a custodial capacity on behalf of our customers are not included in our balance sheet, as we do not own those cryptoassets and they do not exhibit the characteristics of assets as it relates to our consolidated financial statements.

Practical expedients
We have elected the following practical expedients under ASC 606:
•Assessing the performance obligation period for Triparty Agreement transactions on a portfolio basis.
•Exclude sales taxes from the measurement of the transaction price.
•Not adjust the transaction price for the existence of a significant financing component if the timing difference between a customer’s payment and our performance is one year or less.
•Not provide disclosures about the transaction price allocated to unsatisfied performance obligations for contracts with a duration of one year or less or when the consideration is variable and allocated entirely to a wholly unsatisfied performance obligation or a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation.
Additionally, we have elected the practical expedient under ASC 340-40 to not capitalize incremental costs to obtain a contract with a customer if the amortization period would have been one year or less.
Refer to Note 3 for additional disclosures related to our recognition of revenue.
Deferred Revenue
Deferred revenue includes amounts invoiced prior to our meeting the criteria for revenue recognition. We invoice customers for service fees at the time the service is performed, and such fees are recognized as revenue over time as we satisfy our performance obligation. The portion of deferred revenue to be recognized in the succeeding twelve-month period is recorded as non-current deferred revenue, and the remaining portion is recorded as current deferred revenue. We have determined that these arrangements do not contain a significant financing component, and therefore the transaction price is not adjusted.
Compensation and Benefits
Compensation and benefits primarily consist of salaries and wages, bonuses, contract labor fees, share-based compensation, unit-based compensation, payroll taxes and benefits associated with the compensation of our employees, excluding the accelerated unit-based compensation discussed in “Acquisition-related expenses,” and any contract labor not capitalized.
Professional Services
Professional services expenses consist of costs associated with audit, tax, legal and other professional services and are recognized as incurred.
Technology and Communication
Technology and communication expenses include costs incurred in operating and maintaining our platform, including software licenses, software maintenance and support, hosting and infrastructure costs.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of costs associated with advertising, marketing, insurance and rent. Advertising costs are expensed as incurred. Total advertising costs for the periods from October 15, 2021 through December 31, 2021 and January 1, 2021 through October 14, 2021, and the year ended December 31, 2020 were approximately $2.6 million, $16.2 million and $4.9 million, respectively.
Acquisition-Related Expenses
We incur incremental costs relating to our completed and potential acquisitions and other strategic opportunities. This includes fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms, as well as costs associated with other external costs directly related to the proposed or closed transactions. Acquisition-related expenses for the year ended December 31, 2020 included approximately $9.6 million of accelerated expense for our incentive and participation units resulting from the issuance of Class C voting units in connection with the acquisition of Bridge2 Solutions (Note 4).
Share-Based Compensation
Share-based compensation expense relates to the restricted stock units (“RSUs”) granted during the Successor period. Our RSUs are measured at fair value on the date of grant and recognized as expense in “Compensation and benefits” over the requisite service period. Expense is recognized on a straight-line basis for awards that vest based solely on a service condition, and on an accelerated attribution basis for all other awards. The fair value of our RSUs is determined as the closing price of our Class A common stock on the date of grant. We account for forfeitures as they occur. See Note 11 for additional disclosures related to share-based compensation.
Unit-Based Compensation
The Successor period unit-based compensation expense relates to the replacement common incentive units and phantom units (“participation” units) granted during the Predecessor period that were issued to employees as purchase consideration. The replacement incentive units and participation units were measured at fair value on the Closing Date, and we recognize expense in “Compensation and benefits” in the statements of operations over the requisite service period. A portion of the current year expense relates to the acceleration of compensation expense given the satisfaction of non-substantive service obligations upon the Closing Date for certain participation units. Additionally, we recognize variable compensation expense for liability-classified participation units based on changes to the fair value of the awards at each reporting date. We account for forfeitures as they occur. Any cancellations of common incentive units due to clawbacks or similar provisions are recognized in “Other income (expense), net” at the lesser of the recognized compensation cost associated with the unit-based payment arrangement or the fair value of the consideration received.
The Predecessor period unit-based compensation expense related to incentive units and participation units granted to employees and was measured at fair value on the date of grant and recognized as expense in “Compensation and benefits” over the requisite service period, subject to acceleration if certain performance or market conditions were met. Additionally, we recognized variable compensation expense for liability-classified participation units based on changes to the fair value of the awards at each reporting date. We accounted for forfeitures in the Predecessor period as they occurred. See Note 11 for additional disclosures related to unit-based compensation.

Warrant Accounting
We account for our Class A common stock warrants in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging—Contracts in Entity’s Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. We classify as equity any equity-linked contracts that (1) require physical settlement or net-share settlement or (2) give us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement). We classify as assets or liabilities any equity-linked contracts that (1) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside our control) or (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All public and private placement warrants issued by us were deemed to qualify for liability classification (Note 9).
Noncontrolling Interest
Noncontrolling interest represents the portion of Opco that we control and consolidate but do not own. We recognize each noncontrolling holders’ respective share of the estimated fair value of the net assets at the date of formation or acquisition. Noncontrolling interest is subsequently adjusted by the noncontrolling holders’ share of additional contributions, distributions and their share of the net earnings or losses of each respective consolidated entity. We allocate net income or loss to noncontrolling interest based on the weighted average ownership interest during the period. The net income or loss that is not attributable to the Company is reflected in “Net loss attributable to noncontrolling interest”. We do not recognize a gain or loss on transactions with a consolidated entity in which we do not own 100% of the equity, but we reflect the difference in cash received or paid from the noncontrolling interests carrying amount as additional paid-in capital.
Income Taxes
We account for deferred income taxes related to the federal and state jurisdictions using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for the future tax benefits attributable to the expected utilization of existing tax net operating loss carryforwards and other types of carryforwards. If the future utilization of some portion of deferred taxes is determined to be unlikely, a valuation allowance is provided to reduce the recorded tax benefits from such assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In the event interest or penalties are incurred with respect to income tax matters, our policy will be to include such items in income tax expense. We record deferred tax assets and liabilities on a net basis on the consolidated balance sheets. We will recognize interest and penalties related to uncertain tax positions in income tax expense.
Fair Value Measurements
We account for our financial assets and liabilities that are recognized and/or disclosed at fair value on a recurring basis in accordance with ASC 820, Fair Value Measurements and Disclosures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which we would transact, and we consider assumptions that market participants would use when pricing the asset or liability. ASC 820 establishes a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable and proscribes the following fair value hierarchy in determining fair values:
Level 1 — Quoted prices for identical assets or liabilities in active markets.
Level 2 — Inputs other than quoted prices within Level 1 that are observable either directly or indirectly, including quoted prices in active markets for similar assets or liabilities, quoted prices in markets with insufficient volume or infrequent transactions (less active markets), or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data such as interest rates or yield curves.

Level 3 — Unobservable inputs reflecting our view about the assumptions that market participants would use in measuring the fair value of the assets or liabilities.
Concentration of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, and accounts receivable, including unbilled accounts receivable. The associated risk of concentration for cash and cash equivalents and restricted cash is mitigated by banking with creditworthy institutions. At certain times, amounts on deposit exceed federal deposit insurance limits. We have not experienced any losses on our deposits of cash and cash equivalents.
As of December 31, 2021, and 2020, three and four customers represented approximately 49% and 58%, respectively, of total accounts receivable.
For the periods from October 15, 2021 through December 31, 2021 and January 1, 2021 through October 14, 2021, and the year ended December 31, 2020, four, three, and two customers represented approximately 59%, 55%, and 65%, respectively, of total revenue.
Investments
Bakkt Clearing was required to hold shares of Intercontinental Exchange, Inc. (“ICE”) stock for ICUS membership privileges prior to the withdrawal of its ICUS membership on May 20, 2020. These shares were carried at cost basis and evaluated periodically for impairment. Upon withdrawal of its ICUS membership, these shares were remeasured at fair value, with realized and unrealized gains and losses being reflected as “Other income (expense), net”. In June 2021, we sold all of our shares of ICE stock, resulting in a realized loss on the sale of shares of affiliate stock of approximately $0.1 million for the period from January 1, 2021 through October 14, 2021. We recorded an unrealized gain of $0.6 million for the year ended December 31, 2020 (Note 8).
Investments are classified as current or non-current depending on their maturity dates and when it is expected to be converted into cash.
Recently Adopted Accounting Pronouncements

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements
ASU No. 2016-13, Financial Instruments - Measurement of Credit Losses on Financial Instruments, applies to all financial instruments carried at amortized cost including accounts receivable and certain off-balance-sheet credit exposures. It requires financial assets carried at amortized cost to be presented at the net amount expected to be collected and requires entities to record credit losses through an allowance for credit losses on available-for-sale debt securities.	We adopted on January 1, 2020 on a modified retrospective basis.	The adoption of this standard requires more timely recognition of credit losses and credit loss estimates are required to use historical information, current information and reasonable and supportable forecasts of future events. The adoption of the new standard did not have a material impact on our consolidated financial statement amounts.

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements
ASU 2017-04, Simplifying the Test for Goodwill Impairment, removes the second step of the goodwill impairment test, which requires a hypothetical purchase price allocation if the fair value of a reporting unit is less than its carrying value. Goodwill impairment will now be measured using the difference between the carrying value and the fair value of the reporting unit, and any loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.	We adopted on January 1, 2020 on a prospective basis.	The adoption of the new standard did not have a material impact on our consolidated financial statement amounts. The fair value of our reporting unit has been greater than its corresponding carrying value since our inception. Changes in future projections, market conditions, and other factors may cause a change in the excess of fair value of our reporting unit over its corresponding carrying value.
ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract, helps entities evaluate the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance for determining when an arrangement includes a software license and is solely a hosted service. Customers will now apply the same criteria for capitalizing implementation costs as they would for a software license arrangement. The guidance also prescribes the balance sheet, income statement, and cash flow classification of the capitalized implementation costs and related amortization expense and requires additional quantitative and qualitative disclosures.	We adopted on January 1, 2020 and apply the rules prospectively to eligible costs incurred on or after the effective date.	The adoption of the new standard did not have a material impact on our consolidated financial statement amounts.
ASU No. 2019-12, Simplifying the Accounting for Income Taxes, eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It clarifies that single-member limited liability companies, and other similar disregarded entities that are not subject to income tax, are not required to recognize an allocation of consolidated income tax expense in their separate financial statements. Further, it simplifies the accounting for franchise taxes, enacted changes in tax laws or rates and transactions that result in a step-up in the tax basis of goodwill.	We adopted on January 1, 2020 on a prospective basis.	The adoption of the new standard did not have a material impact on our consolidated financial statement amounts.

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements
ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40).	We early adopted on January 1, 2021.	This standard is effective for annual periods beginning after December 15, 2023, including interim periods therein, with early adoption permitted. The adoption of the new standard did not have a material impact on our consolidated financial statement amounts.
ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This standard requires that an acquirer recognize, and measure contract assets and liabilities acquired in a business combination in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2021-08.	We early adopted on October 15, 2021 on a prospective basis.	This standard is effective for annual periods beginning after December 15, 2022, including interim periods therein, with early adoption permitted. We applied the guidance to the Business Combination as it relates to the measurement of deferred revenue at the acquisition date.
Recently Issued Accounting Pronouncements Not Yet Adopted

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
3.Revenue from Contracts with Customers
Disaggregation of Revenue
We disaggregate revenue by service type and by platform, respectively, as follows (in thousands):

	Successor	Predecessor
Service Type	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021	Year ended December 31, 2020
Transaction revenue, net(a)	$5,724	$10,637	$7,386
Subscription and service revenue	5,757	17,319	21,109
Total revenue	$11,481	$27,956	$28,495
(a)Amounts are net of rebates and liquidity payments, reductions related to the Contribution Agreement and consideration payable pursuant to the Strategic Alliance Agreement of less than $0.1 million for the period from October 15, 2021 through December 31, 2021 and approximately $2.1 million and $4.5 million for the period from January 1, 2021 through October 14, 2021 and the year ended December 31, 2020, respectively. Included in these amounts are amounts earned from related parties of less than $0.1 million for the period from October 15, 2021 through December 31, 2021 and approximately $0.3 million and $4.1 million for the period from January 1, 2021 through October 14, 2021 and the year ended December 31, 2020, respectively (Note 8).

	Successor	Predecessor
Platform	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021	Year ended December 31, 2020
Digital asset marketplace(b)	$165	$518	$(1,073)
Loyalty redemption platform	11,315	29,179	30,774
Alternative payment platform(c)	1	(1,741)	(576)
Total revenue	$11,481	$27,956	$28,495
(b)Amounts are net of rebates and liquidity payments and reductions related to the Contribution Agreement of less than $0.1 million for the period from October 15, 2021 through December 31, 2021 and approximately $0.3 million and $4.1 million for the period from January 1, 2021 through October 14, 2021 and the year ended December 31, 2020, respectively.
(c)Amounts are net of consideration payable pursuant to the Strategic Alliance Agreement of $0, $1.7 million and $0.4 million for the periods from October 15, 2021 through December 31, 2021 and January 1, 2021 through October 14, 2021 and the year ended December 31, 2020, respectively.
We have one reportable segment to which our revenues relate (Note 2).
Deferred Revenue
Contract liabilities consist of deferred revenues for amounts invoiced prior to us meeting the criteria for revenue recognition. We invoice customers for service fees at the time the service is performed, and such fees are recognized as revenue over time as we satisfy its performance obligation. Contract liabilities are classified as “Deferred revenue, current” and “Deferred revenue, noncurrent” in our consolidated balance sheets. The activity in deferred revenue for the periods from October 15, 2021 through December 31, 2021 and January 1, 2021 through October 14, 2021, and the year ended December 31, 2020 was as follows (in thousands):

	Successor	Predecessor
	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021	Year ended December 31, 2020
Beginning of the period contract liability	$9,423	$8,385	$—
Fair value of contract liability acquired (Note 4)	—	—	12,703
Revenue recognized from contract liabilities included in the beginning balance	(1,350)	(3,524)	(11,005)
Increases due to cash received, net of amounts recognized in revenue during the period	1,375	4,562	6,687
End of the period contract liability	$9,448	$9,423	$8,385
Remaining Performance Obligations
As of December 31, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligations related to partially completed contracts is $26.0 million, comprised of $16.6 million of subscription fees and $9.4 million of service fees that are deferred. We will recognize our subscription fees as revenue over a weighted-average period of 50 months (ranges from 10 months – 57 months) and our service fees as revenue over approximately 3 years.
As of December 31, 2020, the aggregate amount of the transaction price allocated to the remaining performance obligations related to partially completed contracts is $15.5 million, comprised of $7.1 million of subscription fees and $8.4 million of service fees that are deferred. We will recognize our subscription fees as revenue over a weighted-average period of 18.5 months (ranges from 4 months – 42 months) and our service fees as revenue over approximately 3 years.

Contract Costs
For the periods from October 15, 2021 through December 31, 2021 and January 1, 2021 through October 14, 2021, we incurred approximately $0.1 million and $0.7 million in incremental costs to obtain and/or costs to fulfill contracts with customers, respectively. We did not incur any costs to obtain or costs to fulfill contracts with customers during the year ended December 31, 2020.
4.Business Combination and Acquisition
Business Combination
The Business Combination was completed on October 15, 2021. The Business Combination was accounted for as a business combination under ASC 805. Opco constitutes a business, with inputs, processes, and outputs. Accordingly, the acquisition of Opco constitutes the acquisition of a business for purposes of ASC 805, and due to the change in control, has been accounted for using the acquisition method with the Company as the accounting acquirer and Opco as the accounting acquiree. We have been determined to be the accounting acquirer based on an evaluation of the following factors:
•We are the sole managing member of Opco, the managing member has full and complete charge of all affairs of Opco and the existing non-managing member equity holders of Opco do not have substantive participating or kick out rights;
•The Sponsor and Opco jointly designated six of the initial eight members of the Board; and
•Equity Holders do not hold a controlling interest in the Company or Opco due to (1) the limitation imposed by the Voting Agreement entered into between the Company and ICE at Closing on ICE and its affiliates’ voting power to 30% of the total voting power of all shares of our Class A common stock, par value $0.0001 per share (“Class A common stock”), and our Class V common stock, par value $0.0001 per share (“Class V common stock,” together with the Class A common stock, the “Common Stock”) that are issued and outstanding and entitled to vote as of the relevant record date so long as it owns shares of Common Stock representing more than 50% of the total voting power of the Company, and (2) ICE and its affiliates do not unilaterally control the Board, as only one out of the eight members of the Board is affiliated with ICE, and the majority of the Board are independent directors not affiliated with ICE.
These factors support the conclusion that the Company acquired a controlling interest in Opco and is the accounting acquirer. We are the primary beneficiary of Opco, which is a variable interest entity, since we have the power to direct the activities of Opco that most significantly impact Opco’s economic performance through our role as the managing member, and our ownership of Opco, which results in the right (and obligation) to receive benefits (and absorb losses) of Opco that could potentially be significant to us. Therefore, the Business Combination constituted a change in control and was accounted for using the acquisition method. Under the acquisition method, as the accounting acquirer, VIH’s net assets and stockholders equity retain their carrying values. The estimated fair value of the purchase price is allocated to the assets acquired and the liabilities assumed from Opco based on their estimated acquisition-date fair values. Opening successor cash and equity represent the carrying value of the accounting acquirer’s cash and equity and are not comparable to the predecessor cash and equity of Opco.
Included in the opening cash balance as of October 15, 2021 was $207.4 million from the proceeds of the sale of the units in VIH’s Initial Public Offering and the sale of the private placement warrants, net of transaction costs, that was previously held in the Trust Account. The cash proceeds from the Trust Account were used for transaction expenses, deferred underwriting commission, redemption of Public Shares, and the operating activities of the Company following the Business Combination.

We paid $84.5 million of cash for the repurchase of 8,452,042 shares Class A ordinary shares, for shareholders who elected to execute their redemption right, as presented within the financing activities of our statement of cash flows. The remaining 12,285,160 outstanding Class A ordinary shares of the Company, par value $0.0001 per share (the “Class A Ordinary Shares”), and 5,184,300 Class B ordinary shares of the Company, par value $0.0001 per share (the “Class B Ordinary Shares”), were exchanged for an equivalent number of shares of Class A common stock.
We incurred $1.6 million of expenses directly related to the Business Combination from October 15, 2021 through December 31, 2021, which are reflected as “Acquisition-related expenses” in the statements of operations. Opco incurred approximately $24.8 million of expenses directly related to the Business Combination from January 1, 2021 through October 14, 2021, which are reflected as “Acquisition-related expenses” in the statements of operations, including a $12.1 million success fee for an investment bank advising Opco. At Closing, we paid approximately $7.3 million of deferred underwriting costs related to VIH’s initial public offering and $13.0 million of fees related to the $325.0 million in proceeds from the investors purchasing an aggregate of 32,500,000 shares of Class A common stock in connection with the Business Combination (the “PIPE Investment”). The cash inflow from the PIPE Investment is presented net of issuance costs within the financing section of the statement of cash flows. The fees associated with the PIPE were treated as a reduction of equity. Additionally, at Closing we paid approximately $0.9 million as a prepayment on Directors and Officers (“D&O”) insurance which is included in “Other current assets” in the balance sheets.
Additionally, all outstanding membership interests and rights to acquire membership interests in Opco were exchanged for an aggregate of 208,200,000 Opco common units and an equal number of newly issued shares of our Class V common stock, par value $0.0001 per share (“Class V common stock”), which are non-economic, voting shares of the Company, of which 207,406,648 are outstanding and 793,352 reserved for issuance upon the exercise of a warrant agreement. Opco equity holders converted 400,000,000 Opco Class A voting units, 192,453,454 Opco Class B voting units, and 270,270,270 Opco Class C voting units to 189,933,286 shares of Class V common stock on a pro rata basis. Opco Class C warrants were exchanged for the 793,352 shares of Class V common stock referenced above. Opco incentive units were exchanged for 17,473,362 shares of Class V common stock.
Each Opco common unit, when coupled with one share of our Class V common stock is referred to as a “Paired Interest.” Paired Interests may be exchanged for one share of our Class A common stock or a cash amount in accordance with the Third Amended and Restated Limited Liability Company Agreement of Opco and the Exchange Agreement, dated as of October 15, 2021, between the Company and certain holders of Opco common units (the “Exchange Agreement”). Following the Closing, the Company owned approximately 20.3% of the Opco common units and with the remaining Opco common units being owned by the equity owners of Opco prior to the Merger (the “Opco Equity Holders”).
The following table summarizes the estimated fair value of the purchase consideration paid to Opco Equity Holders (in thousands, except per unit data):

Consideration
Equity consideration paid to Opco Equity Holders(1)	$1,904,648
Cash paid for redeemed Opco Incentive Units(2)	1,488
Cash paid for seller transaction costs(3)	13,454
Total purchase consideration	$1,919,590
(1)The equity consideration paid to Opco Equity Holders is equal to the estimated fair value of noncontrolling interest on the acquisition date. Equity consideration paid to Opco Equity Holders consisted of the following:

Fair Value
Opco common units	189,933
Fair value per unit	$9.46
Fair value of Opco common units	$1,796,769
Fair value of Opco common incentive units based on services rendered	107,879
Equity consideration paid to Opco Equity Holders	$1,904,648
(2)Represents the cash paid to certain Opco Equity Holders in exchange for the redemption of 40% of the first one-third of their Opco common incentive units and preferred incentive units which vested at the effective time of the Business Combination (Note 11).
(3)Represents Opco’s liability to pay transaction costs as of the Business Combination date, which was settled with cash received from the Business Combination.

We recorded the preliminary allocation of the purchase price to Opco’s assets acquired and liabilities assumed based on their fair values as of October 15, 2021. The preliminary purchase price allocation is as follows (in thousands):

Fair Value
Cash and cash equivalents, restricted cash and customer funds	$30,837
Accounts receivable, net	17,009
Other current assets	5,090
Property, equipment and software	4,115
Deposits with clearinghouse, noncurrent (affiliate in Predecessor period)	15,151
Intangible assets	393,070
Goodwill	1,527,071
Deferred tax asset	140
Other assets	3,002
Total assets acquired	1,995,485
Accounts payable and accrued liabilities	(52,997)
Due to related party (affiliate in Predecessor period)	(2,313)
Other current liabilities	(3,140)
Deferred revenue, current	(4,665)
Participation unit liability	(6,756)
Deferred revenue, noncurrent	(4,758)
Other liabilities	(1,266)
Total liabilities assumed	(75,895)
Total purchase consideration	$1,919,590
The goodwill of $1,527.1 million represents the excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed. Qualitative factors that contribute to the recognition of goodwill include certain intangible assets that are not recognized as separate identifiable intangible assets apart from goodwill. Intangible assets not recognized apart from goodwill consist primarily of expertise and industry know-how of the workforce, back-office infrastructure, strong market position and the assembled workforce of Opco. None of the goodwill recognized is expected to be deductible for income tax purposes.
The weighted average amortization period for the acquired intangible assets is 5.7 years. The fair value of the intangible assets is as follows (in thousands):

	Weighted Average Useful Lives (in years)	Fair Value
Trademarks / trade names (1)	Indefinite	$39,470
Licenses (2)	Indefinite	241,320
Customer relationships (3)	8.0	44,970
Technology (4)	4.2	67,310
Total intangible assets acquired		$393,070
(1)The trademarks / trade names represent those that Opco originated which were valued using the relief-from-royalty method.
(2)The licenses represent those that Opco acquired that were valued using the with-and-without method.
(3)The customer relationships represent the existing customer relationships of Opco that were valued by applying the multi-period excess earnings methodology.
(4)The technology represents technologies acquired and developed by Opco for the purpose of operating its platform, which were valued using the relief-from-royalty method.

The following unaudited pro forma financial information presents the combined results of operations as if the Business Combination and the acquisition of Bridge2 Solutions had occurred as of January 1, 2020. The unaudited pro forma financial information as presented below is for illustrative purposes and does not purport to represent what the results of operations would actually have been if the business combinations occurred as of the date indicated or what the results would be for any future periods. The unaudited pro forma results reflect the step-up amortization adjustments for the fair value of intangible assets acquired, acquisition-related expenses, nonrecurring post-combination compensation expense, unit-based compensation expense under the new capital structure and the related adjustment to the income tax provision.

	Year ended December 31, 2021	Year ended December 31, 2020
Pro forma revenue, net	$39,437	$34,154
Pro forma net loss	(198,467)	(168,751)
Less: pro forma net loss attributable to noncontrolling interest	(165,136)	(140,376)
Pro forma net loss attributable to Bakkt Holdings, Inc.	$(33,331)	$(28,375)
Predecessor Acquisition
Bridge2 Solutions, LLC
On February 21, 2020, ICE acquired all of the issued and outstanding equity of Bridge2 Solutions LLC and its affiliated companies (collectively, “Bridge2 Solutions”), including their then-parent company B2S Holdings, Inc., a leading loyalty redemption platform provider connecting loyalty programs to ecommerce merchants allowing loyalty point holders to redeem a spectrum of loyalty currencies for digital assets, merchandise and services. On March 12, 2020, Bakkt completed a Series C round of financing valued at $300.0 million. As part of the financing, ICE contributed substantially all of the assets and liabilities of Bridge2 Solutions to the Company at a value of approximately $260.8 million. Bakkt accounted for the acquisition of Bridge2 Solutions as a common control transaction under ASC 805, as Bridge2 Solutions was owned by ICE prior to its combination with Opco. As such, we measured the recognized net assets of Bridge2 Solutions at the carrying amounts of the net assets previously recognized by ICE and began reflecting the operations of Bridge2 Solutions in its financial statements as of the date of its acquisition by ICE. This acquisition is included in the one reportable segment.
The following table summarizes the fair values of the net assets acquired as of the acquisition date (in thousands):

February 21, 2020
Cash and cash equivalents	$10,652
Accounts receivable	10,158
Other current assets	1,284
Property and equipment	4,465
Customer relationships	53,620
Technology	11,990
Trade name	415
Other non-current assets	2,864
Goodwill	216,575
Total assets acquired	312,023
Accounts payable and accrued liabilities	(22,450)
Deferred revenue	(12,703)
Deferred income tax liabilities	(3,005)
Other non-current liabilities	(2,402)
Total liabilities assumed	(40,560)
Total purchase consideration	$271,463

The identifiable intangible assets acquired were $53.6 million for customer relationships, which have been assigned a useful life of 12 years, approximately $12.0 million for acquired technology, which has been assigned a useful life of 7 years, and $0.4 million for a trade name, which has been assigned a useful life of 1 year. The weighted average amortization period for the acquired intangible assets is 11.0 years. The goodwill related to the acquisition represents the value paid for expertise and industry know-how of the workforce, back-office infrastructure and expected synergies from Bridge2 Solutions’ complementary business model. We recognized an additional amount of approximately $10.1 million of goodwill as a result of push-down accounting by ICE for certain deferred income tax liabilities recognized, but not expected to be settled with ICE, in connection with the Bridge2 Solutions acquisition.
The actual results of operations of the acquisition has been included in the statements of operations from the date of acquisition. The following table summarizes Bridge2 Solutions’ revenue and earnings included in the statements of operations from February 22, 2020 through December 31, 2020 (in thousands):

February 22, 2020 – December 31, 2020
Revenue	$30,774
Net loss	(11,085)
5.Goodwill and Intangible Assets, Net
Changes in goodwill consisted of the following (in thousands):

Predecessor
Balance as of January 1, 2020	$16,854
Acquisition of Bridge2 Solutions	216,575
Balance as of December 31, 2020	233,429
Foreign currency translation	(48)
Balance as of October 14, 2021	$233,381

Successor
Balance as of October 15, 2021	$1,527,071
Foreign currency translation	47
Balance as of December 31, 2021	$1,527,118
The opening balance of goodwill as of October 15, 2021 represents the fair value of goodwill on the Closing Date. See Note 4 for additional details. No goodwill impairment charges have been recognized in the periods presented.
Intangible assets consisted of the following (in thousands):

	Successor
	December 31, 2021
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	Indefinite	$241,320	$—	$241,320
Trademarks / trade names	Indefinite	39,470	—	39,470
Technology	4.2	67,310	(3,415)	63,895
Customer relationships	8	44,970	(1,186)	43,784
Total		$393,070	$(4,601)	$388,469

	Predecessor
	December 31, 2020
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Regulatory licenses	Indefinite	$554	$—	$554
Acquired technology	7	13,690	(1,879)	11,811
Customer relationships	12	53,620	(3,844)	49,776
Trade name	1	415	(357)	58
Total		$68,279	$(6,080)	$62,199
Amortization of intangible assets for the periods from October 15, 2021 through December 31, 2021 and January 1, 2021 through October 14, 2021 and the year ended December 31, 2020 was $4.6 million, $5.1 million and $6.5 million, respectively, and is included in “Depreciation and amortization” in the statements of operations.
Estimated future amortization for definite-lived intangible assets as of December 31, 2021 is as follows (in thousands):

December 31, 2021
Year ending December 31:
2022	$21,811
2023	21,811
2024	21,871
2025	18,896
2026	7,628
Thereafter	15,662
Total	$107,679
6.Consolidated Balance Sheet Components
Accounts Receivable, Net
Accounts receivable, net consisted of the following (in thousands):

	Successor	Predecessor
	December 31, 2021	December 31, 2020
Trade accounts receivable	$11,404	$5,656
Unbilled receivables	5,448	2,590
Other receivables	1,500	2,312
Total accounts receivable	18,352	10,558
Less: allowance for doubtful accounts	(210)	(150)
Total	$18,142	$10,408

Other Current Assets
Other current assets consisted of the following (in thousands):

	Successor	Predecessor
	December 31, 2021	December 31, 2020
Prepaid expenses	$4,784	$4,631
Customer consideration asset, current (Note 10)	—	2,325
Total	$4,784	$6,956
Property, Equipment and Software, Net
Property, equipment and software, net consisted of the following (in thousands):

	Successor	Predecessor
	December 31, 2021	December 31, 2020
Internal-use software	$3,550	$20,343
Purchased software	17	110
Office furniture and equipment	19	609
Other computer and network equipment	2,991	1,199
Leasehold improvements	277	479
Property, equipment and software, gross	6,854	22,740
Less: accumulated amortization and depreciation	(733)	(2,783)
Total	$6,121	$19,957
For the periods from October 15, 2021 through December 31, 2021 and January 1, 2021 through October 14, 2021, and the year ended December 31, 2020, depreciation and amortization expense related to property, equipment and software amounted to approximately $0.8 million, $4.4 million and $2.7 million, respectively, of which $0.4 million, $3.6 million and $0.9 million, respectively, related to amortization expense of capitalized internal-use software placed in service.
ICE contributed to the Opco software obtained for internal use (Note 10). In connection with the Business Combination, this internal-use software was measured at fair value on the acquisition date and is included in the fair value of technology acquired by the Company (Note 4). As of December 31, 2020, the total amount capitalized was $19.8 million, $17.4 million of which had been placed in service.
We entered into a software license agreement that required a minimum usage fee of approximately $0.7 million annually for the contract term. The license was capitalized at the present value of minimum license payments over the contract term. We recognized a corresponding liability for the license payments. The software license was being amortized over the contract term. During the period from October 15, 2021 through December 31, 2021, we terminated the software license agreement. As a result of the termination, we recorded an impairment charge of approximately $1.2 million for the impairment of the related asset to a fair value of $0 and income of $1.3 million for the extinguishment of the related liability. The impairment charge and income are reflected as “Impairment of long-lived assets” and “Other income (expense), net”, respectively.
During 2020, various customizations were made to an application being developed by a third party for Bakkt Marketplace to expand the application’s functionality to meet our business requirements. The application was customized to include necessary features, and its testing began in the second half of 2020. The testing indicated that the desired results would not be met, which was identified as a triggering event for impairment analysis that concluded that the application would not provide a viable solution for its business requirements. As a result, the carrying value of the capitalized internal-use software was impaired as of December 31, 2020. We recorded an impairment charge of approximately $11.5 million to reduce the carrying amount of internal-use software within property, equipment and software to a $0 fair value. The impairment charge is included in “Impairment of long-lived assets”.
During 2020, we terminated a software license agreement in accordance with the terms of the agreement. The license was related to the underlying clearing software utilized by Bakkt Clearing and had a five-year term. As a result of the termination, we recorded an impairment charge of approximately $1.4 million to write-off the license to a $0 fair value. The impairment charge is included in “Impairment of long-lived assets”.
During 2020, we purchased payment software to use in the roll-out of our alternative payment method. We ultimately built out our alternative payment method offering using API-based integrations instead of the acquired payment software. As such, we recorded an impairment charge of approximately $2.5 million to write-off the software to a $0 fair value that is included in “Impairment of long-lived assets”.
Deposits with Clearinghouse
Deposits with clearinghouse, current and noncurrent, consisted of the default resource contribution (Note 8). The default resource contribution amounted to approximately $15.2 million and $35.4 million as of December 31, 2021 and 2020, respectively.
On January 19, 2021, ICUS self-certified a rule change with the CFTC, reducing Bakkt Trust’s “skin-in-the-game” contribution to the ICUS guaranty fund to approximately $15.2 million from $35.4 million. Following the two-week self-certification period, in which no comments were received from the CFTC, ICUS proceeded with the reduction. On February 3, 2021, ICUS returned $20.2 million to Bakkt Trust. The default resource contribution includes less than $0.1 million of cash margins held with ICUS.
Other Assets
Other assets consisted of the following (in thousands):

	Successor	Predecessor
	December 31, 2021	December 31, 2020
Customer consideration asset, noncurrent (Note 10)	$—	$2,713
Operating lease right-of-use assets (Note 17)	11,239	1,799
Finance lease right-of-use assets	—	468
Other	2,640	598
Total	$13,879	$5,578
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	Successor	Predecessor
	December 31, 2021	December 31, 2020
Accounts payable	$10,646	$7,165
Accrued expenses	20,130	14,808
Purchasing card payable	17,698	12,683
Salaries and benefits payable	13,349	6,018
Other	2,267	2,241
Total	$64,090	$42,915

Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	Successor	Predecessor
	December 31, 2021	December 31, 2020
Participation units liability, current (Note 11)	$2,027	$—
Current maturities of operating lease liability	615	953
Software license obligation, current	—	675
Current maturities of finance lease liability	—	129
Other	1,075	186
Total	$3,717	$1,943
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following (in thousands):

	Successor	Predecessor
	December 31, 2021	December 31, 2020
Software license obligation, noncurrent	$—	$1,233
Participation units liability, non-current (Note 11)	2,027	870
Operating lease liability, noncurrent (Note 17)	10,647	847
Finance lease liability, noncurrent	—	369
Total	$12,674	$3,319
7.Tax Receivable Agreement
On October 15, 2021, we entered into a Tax Receivable Agreement with certain Opco Equity Holders. Pursuant to the Tax Receivable Agreement, among other things, holders of Opco common units may, subject to certain conditions, from and after April 15, 2022, exchange such Paired Interests for Class A common stock on a one-for-one basis, subject to the terms of the Exchange Agreement, including our right to elect to deliver cash in lieu of Class A common stock and, in certain cases, adjustments as set forth therein. Opco will have in effect an election under Section 754 of the Internal Revenue Code for each taxable year in which an exchange of Opco common units for Class A common stock (or cash) occurs.
The exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Opco. These increases in tax basis may reduce the amount of tax that we would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
The Tax Receivable Agreement provides for the payment by us to exchanging holders of Opco common units of 85% of certain net income tax benefits, if any, that we realize (or in certain cases is deemed to realize) as a result of these increases in tax basis and certain other tax attributes of Opco and tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. This payment obligation is an obligation of the Company and not of Opco. For purposes of the Tax Receivable Agreement, the cash tax savings in income tax will be computed by comparing our actual income tax liability (calculated with certain assumptions) to the amount of such taxes that we would have been required to pay had there been no increase (or decrease) to the tax basis of the assets of Opco as a result of Opco having an election in effect under Section 754 of the Code for each taxable year in which an exchange of Opco common units for Class A common stock occurs and had we not entered into the Tax Receivable Agreement. Such increase or decrease will be calculated under the Tax Receivable Agreement without regard to any transfers of Opco common units or distributions with respect to such Opco common units before the exchange under the Exchange Agreement to which Section 743(b) or 734(b) of the Code applies. As of December 31, 2021, no such exchanges have occurred, and as such, no value has been recorded under the Tax Receivable Agreement.

8.Related Parties
ICE Management and Technical Support
In December 2018, we entered into an intercompany services agreement with ICE to provide management and technical support services. For the period October 15, 2021 through December 31, 2021 and January 1, 2021 through October 14, 2021 and the year ended December 31, 2020, expenses of $0, $1.5 million and $3.1 million, respectively have been recorded in connection with this agreement and are reflected as “Related party expenses (affiliate in Predecessor periods)” in the statements of operations. Prior to the Business Combination, ICE also made various payroll distributions and payments to vendors on behalf of Opco and made unitary state income taxes on behalf of DACC Technologies, Inc., and Digital Asset Custody Company, Inc. (collectively with DACC Technologies, Inc., “DACC”).
Upon consummation of the Business Combination, we entered into a Transition Services Agreement (“TSA”) with ICE in which ICE will provide insurance, digital warehouse, data center, technical support, and other transition-related services in exchange for quarterly service fees to be paid by us. We recognized $0.6 million of expense related to the TSA for the period from October 15, 2021 through December 31, 2021, which is reflected as “Related party expenses (affiliate in Predecessor periods)” in the statements of operations and “Due to related party (affiliate in Predecessor period)” in the balance sheets.
Purchase and Sale Agreement with Executive
A Company executive was a party to the Purchase and Sale Agreement entered into during April 2019, by and among, DACC, the Company, and each of the sellers of DACC. The Company executive owned approximately three percent of DACC’s equity prior to the sale and was paid approximately $0.2 million as consideration for the shares owned at closing and additional amount of less than $0.1 million upon the release of the escrow amount during 2020.
Triparty Agreements
The Triparty Agreement entered into in August 2019 provides for IFUS to list for trading one or more digital currency futures and/or options contracts, and for ICUS to serve as the clearing house to provide central counterparty and ancillary services for such contracts. The Triparty Agreement also governs our PDF Contracts (Note 2). The PDF Contracts generally have a duration of less than one month, and substantially all of the PDF Contracts are settled in the same month in which the trade execution is initiated. At the expiration of a PDF Contract, physical delivery will occur if the counterparties to the PDF Contract have not previously settled the PDF Contract. PDF Contract Traders are generally institutional investors and market makers that enter into agreements separately with each of IFUS, ICUS and us for trading, clearing and custody related services, respectively. With respect to our provision of custody services that are necessary to support the trading and clearing services provided by IFUS and ICUS for the PDF Contracts, our customers are IFUS and ICUS, who are related parties. In this regard, our obligation is to provide a stand-ready custody function that supports the trading and clearing services for the PDF Contracts. Our obligation to provide a stand-ready custody function includes related promises such as: (i) the initial onboarding of PDF Contract Traders to the custody warehouse, which represents the commencement of the custody services; (ii) maintaining a system of accounts within its custody warehouse on behalf of IFUS and ICUS to ensure accurate, timely transfers of bitcoin at PDF Contract maturity (thereby mitigating ICUS’s clearing risk and ensuring safe storage of bitcoin, including when PDF Contracts settle through physical delivery); (iii) standing ready to accept bitcoin deposits from PDF Contract Traders at any point between execution and settlement of the PDF Contract; (iv) verifying account balances of PDF Contract Traders as their PDF Contracts approach expiration; (v) making transfers between PDF Contract Traders as instructed by ICUS when the PDF Contracts reach expiration; and (vi) permitting withdrawals of bitcoin as directed by PDF Contract Traders.
The maximum duration of our performance obligation extends from trade execution through the later of settlement of a PDF Contract or the ultimate withdrawal of physically-delivered bitcoin underlying the PDF Contract. However, in our experience, less than 1% of PDF Contracts go to physical settlement. In certain arrangements with PDF Contract Traders, IFUS offers rebates to support market liquidity and trading volume, which provides qualified PDF Contract Traders with a discount to the applicable transaction fee. Under the terms of the Triparty Agreement, these rebates reduce the amount of the trading and clearing revenue that IFUS and ICUS pay to us. To the extent the rebates issued to PDF Contract Traders exceed the transaction fees collected by IFUS and ICUS, we pay IFUS and ICUS for the difference between the rebate amounts and the collected transaction fees. We do not receive any goods or services from IFUS or ICUS in exchange for the payment. The payment to IFUS and ICUS for such shortfall is required to be paid pursuant to the Triparty Agreement. We recognized revenues related to the Triparty Agreement of approximately $0.1 million, $0.1 million and $(2.0) million for the periods from October 15, 2021 through December 31, 2021 and January 1, 2021 through October 14, 2021 and the year ended December 31, 2020, respectively, net of less than $0.1 million for rebates and incentive payments (contra-revenue) for the period from October 15, 2021 through December 31, 2021 and approximately $0.2 million and $3.4 million for rebates and incentive payments (contra-revenue) for the period from January 1, 2021 through October 14, 2021 and the year ended December 31, 2020, respectively.
The Triparty Agreement also required Bakkt Trust to make, and, subject to certain limits, to replenish as needed a $35.4 million default resource contribution to ICUS, to be used by ICUS in accordance with the ICUS rules. As described in Note 6, the contribution requirement was reduced to $15.0 million in 2021. The contribution is included in the “Deposits with clearinghouse (affiliate in Predecessor period)” current and noncurrent balances. Interest earned on the contribution, net of certain fees and costs, is paid to Bakkt Trust from ICUS. We did not earn any interest for the periods from October 15, 2021 through December 31, 2021 and January 1, 2021 through October 14, 2021. Total interest of $0.1 million was earned for the year ended December 31, 2020 and is included in “Interest income, net.” All interest earned was collected as of December 31, 2020.
Prior to the Business Combination, we also recognized a capital contribution for the cost of the trading and clearing services provided by IFUS and ICUS pursuant to the Contribution Agreement, which reduced revenue attributable to the Triparty Agreement by $0.2 million and $0.7 million for the period from January 1, 2021 through October 14, 2021 and the year ended December 31, 2020, respectively (Note 10). We did not recognize a material reduction in revenue related to this capital contribution for the period from October 15, 2021 through December 31, 2021.
Pursuant to a separate triparty agreement among ICE Futures Singapore (“IFS”), ICE Clear Singapore (“ICS”) and Opco, IFS and ICS provide trade execution and clearing services to customers that trade the cash-settled futures. We provide to IFS and ICS pricing data from its PDF Contracts and also licenses its name to IFS and ICS for use in marketing the cash-settled futures. ICS and IFS pay to us 35% of the net trading and clearing revenue that they earn with respect to these contracts. We are not a party to the contracts with customers that trade the cash-settled futures. To date, the cash-settled contracts have resulted in no net revenue payable to us.
As of December 31, 2021 and 2020, we had $0 and approximately $1.9 million, respectively, reflected as “Due to related party (affiliate in Predecessor period)” in the balance sheets related to the intercompany services agreement and Triparty Agreement. As of December 31, 2021 and 2020, we had approximately $0.1 million and $0, respectively, as recorded within “Accounts receivable, net” in the balance sheets related to the intercompany services agreement and Triparty Agreement.
Other Contractual Relationships with ICE
Prior to the withdrawal of Bakkt Clearing’s ICUS membership on May 20, 2020, Bakkt Clearing was required to hold shares of ICE stock for ICUS membership privileges. These shares were carried at cost basis and evaluated periodically for impairment. In connection with the withdrawal of Bakkt Clearing’s ICUS membership, these shares were remeasured at fair value, with unrealized gains and losses being reflected as “Other income (expense), net” in the statements of operations. In June 2021, we sold all of its shares of ICE stock. For the period from January 1, 2021 through October 14, 2021, we recorded a realized loss on the sale of shares of affiliate stock of approximately $0.1 million. For the year ended December 31, 2020, we recorded an unrealized gain of $0.6 million which is included in “Other income (expense), net”.
On February 21, 2020, ICE acquired 100% of the issued and outstanding ownership interests in Bridge2 Solutions (Note 4). On March 12, 2020, we completed Series C round of funding in the amount of $299.7 million and issued 270,000,000 Class C voting units to ICE and certain minority investors (Note 10). As part of this funding, ICE contributed the Bridge2 Solutions business to us at an enterprise value of $261.4 million with $10.1 million of additional goodwill, as discussed in Note 4, and made a $2.6 million cash contribution, approximately $1.4 million of which was used to pay acquisition-related expenses incurred by the Company. Additionally, we received approximately $36.6 million of cash contributions from ICE and certain minority investors.
Minority Investor Transactions
On May 19, 2020, we entered into an agreement to issue a warrant for our Class C voting units to a minority investor in exchange for certain management consulting services rendered by minority investor to us. The fair value of the warrant on the grant date was estimated to be approximately $1.6 million. See Note 10 for additional disclosures.

9.Warrants
As of December 31, 2021, there were 7,141,035 public warrants and 0 private placement warrants outstanding. public warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the public warrant. Each warrant entitles its holders to purchase one share of Class A common stock at an exercise price of $11.50 per share. The public warrants and private placement warrants became exercisable on November 15, 2021. The public warrants will expire five years after the Closing Date, or earlier upon redemption or liquidation. We may redeem the outstanding warrants when various conditions are met, such as specific stock prices, as detailed in the specific warrant agreements. The warrants are recorded as a liability and reflected as “Warrant liability” in the balance sheets.
During the period from October 15, 2021 through December 31, 2021, we issued 7,194,928 shares of Class A common stock in exchange for the exercise of 3,227,566 public warrants and the cashless exercise of 6,147,440 private placement warrants. We received $37.1 million in proceeds from the exercise of the public warrants. We recognized a loss from the change in fair value of the warrant liability during the period from October 15, 2021 through December 31, 2021 of $79.4 million.
10.Stockholders’ Equity
Preferred Stock
We are authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The holders of a series of preferred stock shall be entitled only to such voting rights as shall expressly be granted thereto by the Certificate of Incorporation (including any certificate of designation relating to such series of preferred stock). As of December 31, 2021, no shares of preferred stock have been issued.
Common Stock
Class A Common Stock
We are authorized to issue 750,000,000 shares with a par value of $0.0001 per share. Each holder of Class A common stock is entitled to one vote for each share of Class A common stock held of record by such holder on all matters on which stockholders generally or holders of Class A common stock as a separate class are entitled to vote, including the election or removal of directors (whether voting separately as a class or together with one or more classes of our capital stock). As of December 31, 2021, there were 57,164,388 shares of Class A common stock issued and outstanding.
Dividends
Subject to preferences that may be applicable to any outstanding preferred stock, the holders of shares of Class A common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by our Board out of funds legally available therefor.
Liquidation
In the event of any voluntary or involuntary liquidation, dissolution or winding up of our affairs, the holders of Class A common stock are entitled to share ratably in all assets remaining after payment of our debts and other liabilities, subject to prior distribution rights of preferred stock or any class or series of stock having a preference over the Class A common stock, then outstanding, if any.
Class V Common Stock
We are authorized to issue 250,000,000 shares with par value $0.0001 per share. These shares have no economic value but entitle the holder to one vote per share. Each Opco common unit, when coupled with one share of our Class V common stock is referred to as a “Paired Interest.” Paired Interests may be exchanged for one share of our Class A common stock or a cash amount in accordance with the Third Amended and Restated Limited Liability Company Agreement of Opco, and the Exchange Agreement. As of December 31, 2021, there were 206,271,792 shares of Class V common stock issued and outstanding.

Dividends
Dividends shall not be declared or paid on the Class V common stock.
Liquidation
In the event of any voluntary or involuntary liquidation, dissolution or winding up of our affairs, the holders of Class V common stock shall not be entitled to receive any of our assets.
Restrictions
In the event that any outstanding share of Class V common stock ceases to be held directly or indirectly by a holder of a Opco common units, such share will automatically be transferred to us and cancelled for no consideration. We will not issue additional shares of Class V common stock after the effectiveness of the Certificate of Incorporation other than in connection with the valid issuance or transfer of Opco common units in accordance with Opco’s Third Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”).
Members’ Equity
Prior to the Business Combination, Opco had three classes of voting units – Class A, Class B and Class C voting units – and incentive units granted under the Opco Incentive Equity Plan (the “Opco Plan”) (Note 11).
In December 2018, pursuant to the contribution agreement between Opco and ICE in connection with ICE’s formation of Opco (the “Contribution Agreement”), ICE committed to contribute developed assets and licenses in exchange for 400,000,000 Class A voting units. The primary value contributed by ICE was the access to the trading and clearing services to be provided for the duration of the Triparty Agreement. Prior to 2020, ICE had contributed developed technology assets of $1.7 million, which is included in “Property, equipment and software, net” (Note 6). The contribution from ICE and associated increase in “Members’ equity” for the Class A voting units issued was recognized over time as the services were provided. During the period from January 1, 2021 through October 14, 2021 and the year ended December 31, 2020, ICE contributed approximately $0.2 million and $0.7 million, respectively, of exchange and clearing license value based on costs incurred by IFUS and ICUS for executing and clearing bitcoin futures under the Triparty Agreement. This is shown as a reduction to “Net revenues” in the statements of operations and an increase to “Members’ equity” in the balance sheets. The reduction to revenue for the period from October 15, 2021 through December 31, 2021 was immaterial.
Also, in December, 2018, ICE and minority investors contributed $182.5 million in exchange for Class B voting units. This was comprised of $111.5 million and $71.0 million contributed by ICE and other Class B voting unit holders (“Minority Investors”), respectively.
Each Class B voting unit was convertible at the option of the voting unit holder any time into Class A voting units using a defined conversion price formula. All Class B voting units were to convert automatically to Class A voting units in the event of an initial public offering.
ICE had a call option on voting units held by Minority Investors that had a trigger date on the fifth anniversary of the launch of certain services, which occurred on September 23, 2019, and ending on the second anniversary after the trigger date. The Minority Investors had a put option on the voting units held requiring ICE to purchase the voting units, based on a trigger date on the third anniversary of the launch of certain services, which occurred on September 23, 2019, and ending on the second anniversary after the trigger date. The price on both the call and put was based on a fair market value calculation, as defined in the LLC Agreement.
In February 2020, Opco entered into a second amended and restated limited liability company agreement. In March 2020, Opco issued approximately 270,000,000 Class C voting units at a price of $1.11 per share for total consideration of $299.7 million. The issuance resulted in Opco recognizing approximately $9.6 million of compensation cost associated with its equity incentive plan (Note 11).

In connection with the Business Combination (Note 4), the Opco equity holders converted 400,000,000 Opco Class A voting units, 192,453,454 Opco Class B voting units, and 270,270,270 Opco Class C voting units to 189,933,286 shares of Class V common stock on a pro rata basis. Additionally, we issued 17,473,362 shares of Class V common stock related to the outstanding Opco incentive units.
Issuance of Class B Warrant
On February 19, 2020, Opco issued a warrant to a strategic partner to purchase 15,000,000 of Opco’s Class B voting units (“Class B Warrant”), at an exercise price of $1.00 per unit, exercisable upon issuance, that expires 3 years from issuance.
Since the strategic partner is also a customer of Opco, the issuance of the warrant was determined to be consideration payable to a customer and was recognized as a unit-based sales incentive at fair value on the warrant’s issuance date of $5.4 million, with a corresponding asset recognized and amortized over the term of the customer contract as a reduction to revenue (Note 3). The current and noncurrent portions of the corresponding asset are included in “Other current assets” and “Other assets,” respectively.
The fair value of the Class B Warrant at the issuance date was measured using the Black-Scholes model. The key inputs used in the valuation were as follows:

As of February 19, 2020
Dividend yield	—%
Risk-free interest rate	1.39%
Expected volatility	40.00%
Expected term (years)	3.00
Estimates were determined as follows (i) expected term based on the warrant’s contractual period, (ii) based on the blended volatilities of comparable public companies, (iii) risk-free interest rates based on the U.S. Treasury yield for the expected term, and (iv) an expected dividend yield of zero percent was used since we did not yet and do not yet presently expect to pay dividends.
On April 6, 2021, the strategic partner elected to net exercise its Class B Warrant in exchange for 9,953,454 of Class B voting units.
In October 2021, Opco updated its assessment of future revenue from its relationship with the strategic partner and determined that the carrying value of the customer consideration asset exceeded the revenue less cost to provide service expected to be recognized from this relationship. As a result, Opco recorded an impairment charge of approximately $3.6 million to measure the fair value of the customer consideration asset at $0. The impairment charge is reflected as “Impairment of long-lived assets”. Refer to Note 3 for additional disclosures of the revenue reductions related to the customer consideration asset.
Issuance of Class C Warrant
In May, 2020, Opco issued a warrant to a minority investor to purchase 3,603,600 of Opco’s Class C voting units (“Class C Warrant”), at an exercise price of $1.11 per unit. The warrant vests upon the fulfillment of certain service conditions, with an expiration date of September 23, 2024. The fair value of the warrant on the grant date was estimated to be approximately $1.6 million.
Opco measured the fair value of the warrant at issuance using the Black-Scholes option pricing model. The key inputs used in the valuation were as follows:

Dividend yield	—%
Risk-free interest rate	0.33%
Expected volatility	50.00%
Expected term (years)	4.35

Estimates of expected term were based on the contractual period of the warrants. Estimates of the volatility for the Black-Scholes option-pricing model were based on the blended volatilities of comparable public companies. The risk-free interest rates were based on the U.S. Treasury yield for a term consistent with the expected term. Opco had neither declared or paid any cash dividends and did not plan to pay cash dividends in the foreseeable future as of the issuance date. As a result, an expected dividend yield of zero percent was used.
In August 2021, Opco amended the Class C Warrant to change the service conditions for 781,515 warrant units. The service conditions for the remaining 2,822,085 units were unchanged.
Opco accounted for the amendment as a modification and remeasured the fair value of the modified warrant units on the modification date using the Black-Scholes model. The fair value of the modified warrant units on modification date was estimated to be approximately $1.0 million. The key inputs used in the valuation were as follows:

Dividend yield	—%
Risk-free interest rate	0.41%
Expected volatility	45.00%
Expected term (years)	3.06
Estimates of expected term were based on the contractual period of the warrants. Estimates of the volatility for the Black-Scholes model were based on the blended volatilities of comparable public companies. The risk-free interest rates were based on the U.S. Treasury yield for a term consistent with the expected term. Opco had neither declared or paid any cash dividends and did not plan to pay cash dividends in the foreseeable future as of the issuance date. As a result, an expected dividend yield of zero percent was used.
In connection with the Business Combination, the modified warrant units automatically converted into the right to purchase 793,352 Paired Interests in Opco at an exercise price of $1.11 per Paired Interest. As of December 31, 2021, 172,055 modified warrant units have vested but have not been exercised, and the remaining 621,297 warrant units have not vested or been exercised. As of December 31, 2020, no warrant units had vested or been exercised. We recorded approximately $1.0 million of expense during the period from January 1, 2021 through October 14, 2021 upon the vesting of the modified warrant units which is reflected in “Selling, general and administrative” in the statements of operations. No expenses were recorded in the period from October 15, 2021 through December 31, 2021 or the year ended December 31, 2020 since the service conditions were not probable of being met in those periods.
11.Share-Based and Unit-Based Compensation
2021 Incentive Plan
Our 2021 Omnibus Incentive Plan (the “2021 Incentive Plan”) became effective on the Closing Date with the approval of VIH’s shareholders and the Board of Directors. The 2021 Incentive Plan allows us to make equity and equity-based incentive awards to employees, non-employee directors and consultants. There are 25,816,946 shares of Class A common stock reserved for issuance under the 2021 Incentive Plan which can be granted as stock options, stock appreciation rights, restricted shares, restricted stock units (RSUs), performance stock units (PSUs), dividend equivalent rights and other share-based awards. No award may vest earlier than the first anniversary of the date of grant, expect under limited conditions.
Share-Based Compensation Expense
During the period from October 15, 2021 through December 31, 2021, we granted 2,141,778 RSUs to employees and directors of Bakkt and Bakkt Trust. We recorded $1.0 million of share-based compensation expense for the period from October 15, 2021 through December 31, 2021 which is included in “Compensation and benefits” in the statements of operations.
Unrecognized compensation expense as of December 31, 2021 was $18.6 million for the RSUs. The unrecognized compensation expense will be recognized over a weighted-average period of 1.51 years.

In January and February, 2022, we granted 6,869,070 RSUs and 4,765,378 PSUs to employees and directors of Bakkt and Bakkt Trust. The majority of these grants were related to initial employment agreements for executives, which were approved by the Compensation Committee of the Board of Directors.
RSU Activity
The following tables summarize RSU activity under the 2021 Incentive Plan for the period from October 15, 2021 through December 31, 2021 (in thousands, except per unit data):

Successor
RSUs	Number of RSUs	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of October 15, 2021	—
Granted	2,142		$9.18	$19,669
Forfeited	—
Outstanding as of December 31, 2021	2,142	1.51	$9.18
Vested as of December 31, 2021	—
Opco Plan
In December 2018, Opco established the Opco Plan. The purpose of the Opco Plan was to provide incentives to selected employees, directors, and service providers to promote long-term growth and profitability. Three types of awards may be granted under the Opco Plan: (1) preferred incentive units, (2) common incentive units, and (3) participation units. The total number of units that Opco was authorized to issue under the Opco Plan was 156,000,000, which were granted at the discretion of the Compensation Committee of the Board of Directors of the Company.
Preferred incentive units and common incentive units (collectively, “incentive units”) represent an ownership interest in Opco and are entitled to receive distributions from Opco, subject to certain vesting conditions. Opco classifies incentive units as equity awards on its consolidated balance sheets.
Participation units, issued directly by Opco to Opco Plan participants, do not represent an ownership interest in Opco but rather provide Opco Plan participants the contractual right to participate in the value of Opco, if any through a cash payment upon the occurrence of certain events following vesting of the participation units. Because participation units are settled in cash, Opco classifies participation units as liability awards on its consolidated balance sheets.
The units are unvested on the grant date and are subject to the vesting terms in the award agreement. They do not receive distributions until such units are vested. The units vest subject to continuous employment through the vesting date (subject to limited exceptions), and the achievement of certain performance and market conditions. A portion of the units may be subject to vesting upon a liquidity event, initial public offering, or partial exit event, or to the extent any incentive units and participation units remain outstanding and unvested on the date that is the eight-year anniversary of the launch of one of Opco’s services in a production environment, which occurred on September 23, 2019, these remaining units will vest based on the calculated fair market value of Opco as of such date. The Business Combination was an initial public offering vesting event contemplated in the Opco Plan.
On December 19, 2018, Opco and Bakkt Management, LLC (the “Management Vehicle”), a wholly-owned subsidiary of Opco, entered into the Back-to-Back Agreement. The Management Vehicle has no substantive operations, and its sole purpose is to own incentive units in Opco. Under the Back-to-Back Agreement, Opco grants incentive units to the Management Vehicle, which is a member of Opco, and the Management Vehicle issues economically identical membership interests in the Management Vehicle (“Management incentive units”) to employees. Any employees who receive Management incentive units have an ownership interest in the Management Vehicle, which corresponds to an indirect ownership interest in Opco. Beginning on the 4th anniversary of the date that an incentive unit vests and assuming that Opco has not consummated an IPO or Liquidity Event, the Management Vehicle has the right, but not the obligation, to require Opco to purchase all of the incentive units then held by the Management Vehicle, for a period of four years. As such, Opco classified the incentive units as “Mezzanine equity” in the balance sheets due to this put option which represents a redemption feature. Since the incentive units reached a vesting event due to the Business Combination, the Management Vehicle no longer has the right to require Opco to purchase all of the incentive units held by the Management Vehicle. Accordingly, since the Closing Date, the Company classifies the incentive units as “Noncontrolling interest” in the balance sheets. Prior to the Business Combination, the incentive units were not subject to remeasurement until exercise of the put option became probable. As of December 31, 2020, Opco did not believe it was probable that the put option would be exercised and had not remeasured these incentive units.
In February 2020, the Compensation Committee of the Board of Directors of ICE (the previous administrators of the Opco Plan) approved the exchange of certain participation units into common incentive units (the “Unit Exchange”). The Unit Exchange was communicated to eligible participants in April 2020, all of whom elected to participate in the exchange. Under the Unit Exchange, each participation unit was exchanged for common incentive units at a 1.00:1.11 ratio. The Unit Exchange did not result in additional compensation expense because the fair value of the units immediately before and after the modification was the same.
In May 2020, Opco amended the Opco Plan. Under the modified Opco Plan, participants have the opportunity to continue to hold unvested units upon voluntary resignation of employment. The number of unvested units that a participant can continue to hold depends on the number of years that the participant was employed. Non-forfeited units vest upon the occurrence of a vesting event, as defined in the Opco Plan, subject to time restrictions. The modification to the Opco Plan did not result in additional compensation expense being recognized because the fair value of the units immediately before and after the modification was the same.
In anticipation of the Business Combination, certain incentive unit awards granted under the Opco Plan in late 2020 were modified. The modification was approved in April 2021. The modification required Opco to redeem 40% of the first one-third of certain employee awards which were scheduled to vest upon consummation of the Business Combination. Upon consummation of the Business Combination, we paid approximately $1.5 million to award holders for the redemption. This amount is included in the purchase consideration paid to Opco Equity Holders (Note 4). As this obligation was contingent upon consummation of the Business Combination, Opco did not recognize any additional unit-based compensation expense as a result of the modification for the period from January 1, 2021 through October 14, 2021.
Upon consummation of the Business Combination, the 76,475,000 outstanding preferred incentive units and 23,219,745 outstanding common incentive units were converted into 17,473,362 Successor common incentive units, and the 10,811,502 outstanding participation units were converted into 1,197,250 Successor participation units. Contemporaneously with the conversion, approximately one-third of the awards in the Opco Plan vested. In November 2021, we made total payments of $5.2 million to settle the vested participation units. These payments are included in “Other assets and liabilities” in the statements of cash flows. The second and third one-third tranches will generally vest on the one-year and two-year anniversary date of the closing, respectively, although under the terms of the Opco Plan, employees who are terminated without cause after the Closing Date will vest in the unvested portion of their awards immediately upon their termination date.
Unit-Based Compensation Expense
Unit-based compensation expense for the period from October 15, 2021 through December 31, 2021, was as follows (in thousands):

Successor
Type of unit	Compensation Expense	Statement of Operations and Comprehensive Loss Classification	Balance Sheet Classification
Common incentive unit	$42,376	Compensation and benefits	Noncontrolling interest
Participation unit	2,516	Compensation and benefits	Other noncurrent liabilities
Total	$44,892

Unit-based compensation expense for the period from January 1, 2021 through October 14, 2021, was as follows (in thousands):

Predecessor
Type of unit	Compensation Expense	Statement of Operations and Comprehensive Loss Classification	Balance Sheet Classification
Preferred incentive unit	$14,091	Compensation and benefits	Mezzanine equity
Common incentive unit	12,447	Compensation and benefits	Mezzanine equity
Participation unit	7,339	Compensation and benefits	Other noncurrent liabilities
Total	$33,877
Unit-based compensation expense for the year ended December 31, 2020 was as follows (in thousands):

Predecessor
Type of unit	Compensation Expense	Statement of Operations and Comprehensive Loss Classification	Balance Sheet Classification
Preferred incentive unit	$9,210	Compensation and benefits	Mezzanine equity
Common incentive unit	1,727	Compensation and benefits	Mezzanine equity
Participation unit	712	Compensation and benefits	Other noncurrent liabilities
Total	$11,649
Included in the unit-based compensation expense for the period from October 15, 2021 through December 31, 2021 is $47.2 million of accelerated expense related to the incremental fair value of Successor common incentive and participation units based on remeasurement of the fair value of common incentive units and participation units in the Opco Plan on the Closing Date, as well as acceleration of expense for non-substantive service. This increase in expense was partially offset by the reversal of expense previously recorded for forfeitures of preferred and common incentive units made by certain former employees.
Included in the unit-based compensation expense for the period January 1, 2021 through October 14, 2021 is approximately $30.6 million of accelerated expense related to the one-third of the incentive units and participation units in the Opco Plan which vested upon consummation of the Business Combination.
Included in the unit-based compensation expense for the year ended December 31, 2020 is approximately $9.6 million of accelerated expense related to Opco’s incentive and participation units resulting from the issuance of Class C voting units (Note 10). The additional compensation cost was recognized because the issuance of additional units changed the scenario in the Monte Carlo simulation that was used to calculate the fair value of incentive units and participation units. The new scenario resulted in an acceleration of the compensation cost recognized for Opco’s incentive and participation units. This compensation cost is included in “Acquisition-related expenses”.
Unrecognized compensation expense as of December 31, 2021 was approximately $5.7 million and $1.9 million for common incentive units and participation units, respectively. The unrecognized compensation expense will be recognized over a weighted-average period of 1.79 years.
Unrecognized compensation expense as of December 31, 2020 was approximately $13.7 million, $9.8 million, and $10.4 million for preferred incentive units, common incentive units, and participation units, respectively. At the time, the unrecognized compensation expense was to be recognized over a weighted-average period of 6.75 years.

Unit Activity
The following tables summarize common incentive unit activity under the Opco Plan for the period October 15, 2021 through December 31, 2021 (in thousands, except per unit data):

Successor
Common Incentive Units	Number of Common Incentive Units	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of October 15, 2021	17,473	2.00	$6.30	$109,998
Granted	—
Forfeited	(1,134)		$6.30
Outstanding as of December 31, 2021	16,339	1.79	$6.30	$133,240
Vested as of December 31, 2021	11,507			$93,840

The following tables summarize preferred incentive unit and common incentive unit activity under the Opco Plan for the period from January 1, 2021 through October 14, 2021 and the year ended December 31, 2020 (in thousands, except per unit data):

Predecessor
Preferred Incentive Units	Number of Preferred Incentive Units	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of January 1, 2020	82,125	7.73	$0.42	$34,493
Granted	3,350		$0.63	$2,105
Forfeited	(9,000)		$0.41
Outstanding as of December 31, 2020	76,475	6.75	$0.42	$88,711
Granted	—
Forfeited	—
Outstanding as of October 14, 2021	76,475	6.04	$0.42	$141,058
Vested as of October 14, 2021	—

Predecessor
Common Incentive Units	Number of Common Incentive Units	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of January 1, 2020	3,750	7.73	$0.34	$1,275
Granted	31,333		$0.42	$13,065
Forfeited	(8,250)		$0.33
Outstanding as of December 31, 2020	26,833	6.75	$0.43	$25,760
Granted	—
Forfeited	(3,613)		$0.39
Outstanding as of October 14, 2021	23,220	6.04	$0.53	$25,605
Vested as of October 14, 2021	—

The participation units granted during the periods from October 15, 2021 through December 31, 2021 and January 1, 2021 through October 14, 2021, and the year ended December 31, 2020 were 0.0 million, zero, and 10.7 million, respectively. The total number of participation units outstanding as of December 31, 2021, October 14, 2021, and December 31, 2020 were 0.7 million, 10.8 million, and 11.8 million, respectively. During the Successor period, we granted certain employees awards, which are payable over a two-year period in cash or shares of Class A common stock in an amount that will fluctuate based on the trading price of Class A common stock. We have included these awards in the amounts above as they are subject to the same accounting as the participation units. The fair value of the participation units as of December 31, 2021, October 14, 2021 and December 31, 2020 was $4.1 million, $6.7 million, and $0.9 million, respectively. Participation units are settled in cash and the balance is recorded within other current liabilities and other noncurrent liabilities as described in Note 6.
Determination of Fair Value
The fair value of incentive and participation units granted is calculated through a Monte Carlo simulation based on various outcomes. Opco determined that a Monte Carlo simulation was an appropriate estimation model because of the market condition associated with the vesting of the units. The determination of the fair value of the units is affected by Opco’s stock price and certain assumptions such as Opco’s expected stock price volatility over the term of the units, risk-free interest rates, and expected dividends, which are determined as follows:
•Expected term – The expected term represents the period that a unit is expected to be outstanding.
•Volatility – Opco has limited historical data available to derive its own stock price volatility. As such, Opco estimates stock price volatility based on the average historic price volatility of comparable public industry peers.
•Risk-free interest rate – The risk-free rate is based on the U.S. Treasury yield curve in effect on the grant date for securities with similar expected terms to the term of Opco’s incentive units.
•Expected dividends – Expected dividends is assumed to be zero as Opco has not paid and does not expect to pay cash dividends or non-liquidating distributions.
•Discount for lack of marketability – an estimated two year time to exit Predecessor awards and the six month lock-up restriction on Successor awards is reflected as a discount for lack of marketability estimated using the Finnerty model.
The inputs used in the models to estimate the fair value of the common incentive units and participation units granted in 2021 and preferred incentive units, common incentive units, and participation units granted in 2020, including the common incentive units granted in connection with the Unit Exchange, are summarized as follows:

	Successor	Predecessor
	December 31, 2021	December 31, 2020
Dividend yield	—%	—%
Risk-free interest rate	0.06% - 0.36%	1.85%
Expected volatility	51.00% - 53.00%	45.00%
Expected term (years)	0.50 - 2.00	4.73 and 7.73
Discount for lack of marketability	8.20%	21.00% - 24.00%
12.Net Loss per share
Basic earnings per share is based on the weighted average number of shares of Class A common stock issued and outstanding during the Successor period. Diluted earnings per share is based on the weighted average number shares of Class A common stock issued and outstanding and the effect of all dilutive common stock equivalents and potentially dilutive share-based awards outstanding during the Successor period. For the Successor period, there is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss position. The potentially dilutive securities that would be anti-dilutive due to our net loss are not included in the calculation of diluted net loss per share attributable to controlling interest. The anti-dilutive securities are included in the table below.

The following is a reconciliation of the denominators of the basic and diluted per share computations for net loss (in thousands, except share and per share data):

Successor
From October 15, 2021 through December 31, 2021
Net Loss per share:
Numerator – basic and diluted:
Net loss	$(164,827)
Less: Net loss attributable to noncontrolling interest	(120,832)
Net loss attributable to Bakkt Holdings, Inc. – basic and diluted	$(43,995)

Denominator – basic and diluted:
Weighted average shares outstanding – basic and diluted	54,018,064
Net loss per share – basic and diluted	$(0.81)
Potential common shares issuable to employee or directors upon exercise or conversion of shares under our share-based and unit-based compensation plans and upon exercise of warrants are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive.
The following table summarizes the total potential common shares excluded from diluted loss per common share as their effect would be anti-dilutive:

Successor
From October 15, 2021 through December 31, 2021
RSUs	2,141,778
Private and public warrants	7,141,035
Opco warrants	793,352
Opco unvested incentive units	4,831,432
Opco common units	201,440,360
Total	216,347,957
13.Capital Requirements
Bakkt Trust is subject to certain NYDFS regulatory capital requirements. These capital requirements require Bakkt Trust to maintain positive net worth at the greater of $15.0 million or the sum of the required percentage established for transmitted assets, cold wallet, and hot wallet custody assets. As of December 31, 2021 and 2020, Bakkt Trust had determined that $16.5 million, respectively should be set aside to satisfy these, which is reflected as “Restricted cash” in the balance sheets.
Bakkt Clearing is registered as a futures commission merchant (“FCM”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”). Bakkt Clearing is subject to CFTC Regulation 1.17, and the NFA capital requirements. Under these requirements, it is generally required to maintain “adjusted net capital” equivalent to the greater of $1.0 million or the sum of 8 percent of customer and noncustomer risk maintenance margin requirements on all positions, as defined. These margin requirements may change from day to day, but as of December 31, 2021, Bakkt Clearing had adjusted net capital of $2.0 million.

Bakkt Marketplace is required to maintain tangible member’s equity of a minimum amount, plus the amount of customer funds held in transit since it holds a number of money transmitter licenses and has a virtual currency license (or “BitLicense”) from the NYDFS, which subjects it to NYDFS’ oversight with respect to such business activities conducted in New York State and with New York residents. Tangible member’s equity means member’s equity minus intangible assets and tangible member’s equity amounted to $11.0 million as of December 31, 2021 and approximately $2.5 million as of December 31, 2020.
The minimum capital requirements to which our subsidiaries are subject may restrict their ability to transfer cash. We may also be required to transfer cash to our subsidiaries such that they may continue to meet these minimum capital requirements.
14.Commitments and Contingencies
401(k) Plan
We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Both Company and employee contributions to the 401(k) plan are discretionary. For the period from October 15, 2021 through December 31, 2021 and January 1, 2021 through October 14, 2021 and the year ended December 31, 2020, we recorded approximately $0.5 million, $1.6 million and $1.5 million respectively of expenses related to the 401(k) plan.
Litigation
Legal and regulatory proceedings have arisen and may arise in the ordinary course of business. However, we do not believe that the resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows. However, future results could be materially and adversely affected by new developments relating to the legal proceedings and claims.
Commercial Purchasing Card Facility
We, through our loyalty business, have a purchasing card facility with a bank that we utilize for redemption purchases made from merchant partners as part of our loyalty redemption platform. Expenditures made using the purchasing card facility are payable monthly, are not subject to formula-based restrictions and do not bear interest if amounts outstanding are paid when due and in full. Among other covenants, the purchasing card facility requires us to maintain a month-end cash balance of $40.0 million. In September 2021, we notified the facility provider that we anticipated a breach of the month-end cash balance requirement. The facility provider agreed to forbear on exercising its rights and remedies under the terms of the facility until October 31, 2021 to allow time for the closing of the Business Combination. We cured the cash balance requirement breach on October 15, 2021 with the closing of the Business Combination. In January 2021, the purchasing card facility was extended to April 15, 2022 in order to facilitate a long-term agreement on more favorable terms to us. Bakkt Holdings, Inc. serves as the guarantor on behalf of our subsidiary under the commercial purchasing card facility.
Purchase Obligations
In December 2021, we entered into a four-year cloud computing arrangement which includes minimum contractual payments due to the third-party provider. As of December 31, 2021, our outstanding purchase obligations consist of the following future minimum commitments (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Purchase obligations	$2,250	$8,750	$9,000	$—	$20,000
15.Income Taxes

As a result of the Business Combination, the Company acquired a controlling interest in Opco, which is treated as a partnership for U.S. federal income tax purposes, and in most applicable state and local income tax jurisdictions. As a partnership, Opco is not itself subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Opco is passed through to and included in the taxable income or loss of its partners, including the Company following the Business Combination, on a pro rata basis. The Company's U.S. federal and state income tax expense primarily relates to the Company’s allocable share of any taxable income or loss of Opco following the Business Combination. In addition, Opco’s wholly owned corporate subsidiaries that are consolidated for U.S. GAAP purposes but separately taxed for federal, state, and foreign income tax purposes as corporations are generating federal, state, and foreign income tax expense.
The domestic and foreign components of income (loss) before income taxes for the following period were as follows (in thousands):

	Successor	Predecessor
	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021	Year ended December 31, 2020
Domestic	$(153,831)	$(142,376)	$(82,339)
Foreign	755	2,555	3,125
Total loss before provision for income taxes	$(153,076)	$(139,821)	$(79,214)
Details of the income tax expense (benefit) are as follows (in thousands):

	Successor	Predecessor
	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021	Year ended December 31, 2020
Current:
Foreign	$5	$(763)	$830
Federal	—	161	—
State	18	—	(85)
Total current income tax expense (benefit)	23	(602)	745
Deferred:
Foreign	—	—	(1)
Federal	10,004	—	(11)
State	1,724	—	(342)
Total deferred income tax expense (benefit)	11,728	—	(354)
Total income tax expense (benefit)	$11,751	$(602)	$391

	Successor	Predecessor
	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021	Year Ended December 31, 2020
Tax provision at federal statutory rate	$(32,146)	$(29,363)	$(16,635)
Increase (decrease) in income tax resulting from:
Tax on income not subject to entity level federal income tax	—	29,859	17,716
Tax rate differences on income in other jurisdictions	—	—	172
State income taxes, net of federal tax effect	1,741	—	(423)
Noncontrolling interest	25,375	—	—
Fair value of warrant liability	16,668	—	—
Changes in valuation allowance	(50)	(301)	15
Stock Compensation	—	—	(851)
Other	163	(797)	397
Provision for (benefit from) income taxes	$11,751	$(602)	$391
Effective tax rate	-7.7%	0.4%	-0.5%

The effective tax rate differs from the federal statutory rate primarily due to the loss allocated to noncontrolling interest that is not taxed to the Company and the non-deductible fair value expenses related to the warrant liability. While Opco incurred a net loss before income taxes of $153.1 million for the period from October 15, 2021 through December 31, 2021, only $32.4 million was allocated to Bakkt Holdings, Inc. The remaining $120.7 million is benefited for tax purposes by members outside of the reporting group. The primary driver of the expense results from the addback of $79.4 million of non-deductible expense related to fair market value adjustments to the Company’s warrant liability. This resulted in the Company recording income tax expense of $11.8 million for the period.
For the period from January 1, 2021 through October 14, 2021 and the year ended December 31, 2020, Opco and its subsidiaries were classified as partnerships or other pass through entities for U.S. federal income tax purposes resulting in $0.6 million benefit from income taxes and $0.4 million income tax expense, respectively.

The following summarizes the significant components of our deferred tax assets and liabilities (in thousands):

	Successor	Predecessor
	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating loss carryforwards	5,011	3,226
Deferred and share-based compensation	252	132
Acquisition costs	—	138
Deferred revenue	—	55
Property, equipment and software	—	25
Other	51	—
Total deferred tax assets	5,314	3,576
Less: valuation allowance	(3,115)	(2,901)
Net deferred tax assets	2,199	675
Deferred tax liabilities:
Investment in partnership	$11,507	$—
Intercompany asset with Opco	2,285	—
Customer relationships	—	293
Acquired technology	—	415
Other acquired intangibles	—	21
Other	—	41
Total deferred tax liabilities	13,792	770
Net deferred tax liabilities	$(11,593)	$(95)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our realizability of our deferred tax assets, in each jurisdiction, is dependent upon the generation of future taxable income sufficient to utilize the deferred tax assets on income tax returns, including the reversal of existing temporary differences, historical and projected operating results and tax planning strategies. We assessed that certain of its deferred tax assets were not more likely than not to be realized. As such, the Company has a valuation allowance of $3.1 million and $2.9 million as of December 31, 2021 and 2020, respectively. The increase in the valuation allowance during the year was primarily related to the assessment of the realizability of the deferred tax assets at DACC Technologies, Inc., for which the Company has determined it is not more likely than not that it will receive a benefit.
As of December 31, 2021, the Company had gross federal net operating loss carryforwards (“NOLs”) of $17.1 million, of which $0.4 million will begin to expire in 2037 and $16.7 million can be carried forward indefinitely. The Company also had state NOLs of $21.4 million which begin to expire in 2037.

The Company and its affiliates files income tax returns in the U.S. federal jurisdiction, various state jurisdictions and foreign jurisdictions. The Company is no longer subject to income tax examinations by tax authorities for years prior to 2017.
Our non-U.S. subsidiaries are subject to Global Intangible Low-Taxed Income provisions under the Tax Cuts and Jobs Act; however, we have not generated any tax liability under these provisions since enacted. Further, our non-U.S. subsidiaries have not generated material earnings meriting an analysis of indefinite reinvestment of any undistributed earnings. Accordingly, no provision for U.S. federal and state income taxes has been made with respect to these undistributed earnings and a determination of the unrecognized deferred tax liability is not yet applicable or necessary.
The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more- likely-than-not” to be realized upon ultimate settlement. The Company had no unrecognized tax benefits or related interest and penalties accrued for the period ended December 31, 2021 and 2020, respectively.
16.Fair Value Measurements
Financial assets and liabilities that are measured at fair value on a recurring basis are classified entirely as Level 1 as follows (in thousands):

	Successor
	As of December 31, 2021
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability—public warrants	$17,424	$17,424	$—	$—
Total Liabilities	$17,424	$17,424	$—	$—

	Predecessor
	As of December 31, 2020
	Total	Level 1	Level 2	Level 3
Assets:
Investment in shares of affiliate stock	$1,823	$1,823	$—	$—
Total Assets	$1,823	$1,823	$—	$—
Our public warrant liability and investment in shares of affiliate stock are valued based on quoted prices in active markets and are classified within Level 1. The Private Placement Warrant liability was measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the Successor period until it was fully exercised on November 17, 2021. A reconciliation of the warrant liability associated with private placement warrants from October 15, 2021 through December 31, 2021 is summarized below (in thousands):

Successor
December 31, 2021
Balance as of October 15, 2021	$14,631
Loss from fair value of warrant liability	50,347
Exercise of warrants	(64,978)
Balance as of December 31, 2021	$—
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivables, unbilled accounts receivables, due from related party, deposits with clearinghouse, due to related party, accounts payable and accrued liabilities, and operating and finance lease obligations approximate their fair values due to their short- term nature. The balance of deposits with clearinghouse not invested in U.S. government securities are in the form of cash, and therefore approximate fair value. During the period from October 15, 2021 through December 31, 2021, we adjusted a software license asset and liability to fair value when impairment charges were recognized, which was on a non-recurring basis and based on Level 3 inputs. During the period from January 1, 2021 through October 14, 2021, we adjusted our customer consideration asset to fair value when impairment charges were recognized, which was on a non-recurring basis and based on Level 3 inputs. During the year ended December 31, 2020, we adjusted internal-use software and software licenses to fair value when impairment charges were recognized, which were on a non-recurring basis and based on Level 3 inputs.
17.Leases
We assumed operating and finance leases as a result of our acquisition of Bridge2 Solutions on February 21, 2020 for leased office facilities under the terms of various operating leases expiring through 2023. During the year ended December 31, 2021, we also entered into a new real estate lease for office space in Alpharetta, Georgia, that commenced on November 1, 2021, and expires in 2032. We reassessed leases as of the date of the Business Combination as part of our acquisition accounting described in Note 4. We consider a lease to have commenced on the date when we are granted access to the leased asset. Several of these leases include escalation clauses for adjusting rentals. The Company leases real estate for office space under operating leases and office equipment under finance leases. As of December 31, 2021, we do not have any active finance leases.
Our real estate leases have remaining lease terms as of December 31, 2021 ranging from 16 months to 129 months, with one of our leases containing an option to extend the term for a period of 5 years exercisable by us, which we are not reasonably certain of exercising at commencement. None of our leases contain an option to terminate the lease without cause at the option of either party during the lease term. Certain equipment leases contain options to purchase the asset at the fair market value, available with the Company.
Certain of our real estate leasing agreements include terms requiring us to reimburse the lessor for its share of real estate taxes, insurance, operating costs and utilities which we account for as variable lease costs when incurred since we have elected to not separate lease and non-lease components, and hence are not included in the measurement of lease liability. There are no restrictions or covenants imposed by any of the leases, and none of our leases contain material residual value guarantees.
The discount rates for all of our leases are based on our estimated incremental borrowing rate since the rates implicit in the leases were not determinable. Our incremental borrowing rate is based on management’s estimate of the rate of interest we would have to pay to borrow on a fully collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.
We have elected the practical expedient under which lease components would not be separated from the non-lease components for all our classes of underlying assets. Accordingly, each lease component and the non-lease components related to the lease component are accounted for as a single lease component. The components of total lease expense are as follows (in thousands):

	Successor	Predecessor
	For the period October 15, 2021 through December 31, 2021	For the period January 1, 2021 through October 14, 2021	Year Ended December 31, 2020
Finance lease cost
Amortization of right-of-use assets	$—	$108	$185
Interest on lease liabilities	38	27	44
Operating lease cost	370	856	984
Short-term lease cost	33	202	—
Variable lease cost	10	56	63
Total lease cost	$451	$1,249	$1,276

The short-term lease cost disclosed in the Successor period above reasonably reflects our ongoing short-term lease commitments.

	Successor		Predecessor
	From October 15, 2021 through December 31, 2021		From January 1, 2021 through October 14, 2021		Year Ended December 31, 2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities
Cash flow from financing activities	$—	$404	$—	$97	$—	$313
Cash flow from operating activities	$106	$38	$871	$27	$1,126	$44
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets	$10,347	$—	$—	$—	$2,991	$786
The weighted average remaining lease term for our operating leases was 120.7 months, and the weighted average discount rate for our operating leases was 5.0%. We do not have any active finance leases as of December 31, 2021. We were not party to any short-term leases during the periods presented.
The following table shows balance sheet information about our leases:

		Successor	Predecessor
	Balance sheet classification	December 31, 2021	December 31, 2020
Operating leases:
Right-of-use assets	Other assets, noncurrent	$11,239	$1,799
Lease liabilities, current	Other current liabilities	$615	$953
Lease liabilities, noncurrent	Other liabilities, noncurrent	$10,647	$847
Finance leases:
Right-of-use assets	Other assets, noncurrent	$—	$468
Lease liabilities, current	Other current liabilities	$—	$129
Lease liabilities, noncurrent	Other liabilities, noncurrent	$—	$369

Future minimum lease payments under non-cancellable leases as of December 31, 2021 were as follows:

	Operating Leases	Finance Leases
For the year ended December 31,
2022(1)	$(3,114)	$—
2023	1,941	—
2024	1,774	—
2025	1,823	—
2026	1,873	—
Thereafter	11,817	—
Total undiscounted lease payments	$16,114	$—
Less: Imputed interest	$(4,852)	$—
Total lease liability	$11,262	$—
Current	$615	$—
Noncurrent (Other noncurrent liabilities)	$10,647	$—
(1)Our new real estate lease for office space in Alpharetta, Georgia requires the landlord to reimburse certain expenditure incurred by us towards construction of improvements, which is expected to be received during the year ended December 31, 2022 and exceeds the payments required to be made pursuant to the lease during the year.
18.Subsequent Events
On January 31, 2022, we signed a lease agreement for office space in New York, New York. The lease will commence upon completion of tenant’s work to ready the space for occupancy and has a term of 94 months. The total fixed lease payments over the 94-month term of the lease are $7.3 million.
We have evaluated subsequent events and transactions and determined that no other events or transactions met the definition of a subsequent event for purpose of recognition or disclosure in these financial statements.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.
Management’s Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control Over Financial Reporting

On October 15, 2021, VIH completed the Business Combination with Bakkt, following which the Company appointed a new Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, among others. The post-Business Combination management team provides enhanced access to accounting literature, research materials and documents and increased communication among our personal and third-party professionals with whom the Company can consult with regarding complex accounting applications. These enhancements remediated the material weakness reported by VIH in its 2020 Annual Report.

Other than as described above, there were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information called for by this item will be set forth in our Proxy Statement for our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 and is incorporated herein by reference.
Our board of directors has adopted a code of conduct that applies to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our code of conduct is posted on the investor relations page on our website, which is located at https://investors.bakkt.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our code of conduct by posting such information on the website address and location specified above.
ITEM 11.    EXECUTIVE COMPENSATION
The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information, if any, required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be set forth in our Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES
(a)We have filed the following documents as part of this Annual Report on Form 10-K:
1.Financial Statements
See Index under Part II, Item 8 of this Annual Report on Form 10-K.
2.Financial Statement Schedules
Schedules not listed above have been omitted because they are not required, because they are not applicable, or because the required information is otherwise included.
3.Exhibits
The exhibits listed below are filed as part of this Annual Report on Form 10-K or are incorporated herein by reference, in each case as indicated below.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
2.1*	Agreement and Plan of Merger, dated January 11, 2021, by and among the Company, Merger Sub, and the Company.	8-K	001-39544	2.1	January 11, 2021
2.2	Amendment to Agreement and Plan of Merger, dated March 30, 2021 by and among the Company, Merger Sub, and the Company.	8-K	001-39544	2.1	March 31, 2021
2.3	Amendment to Agreement and Plan of Merger, dated September 29, 2021 by and among the Company, Merger Sub, and the Company.	8-K	001-39544	2.1	September 30, 2021
3.1	Certificate of Incorporation of the Company, as currently in effect.	8-K	001-39544	3.1	October 21, 2021
3.2	By-Laws of the Company, as currently in effect.	8-K	001-39544	3.2	October 21, 2021
4.1	Specimen Class A Common Stock Certificate of the Company.	8-K	001-39544	4.1	October 21, 2021
4.2	Specimen Warrant Certificate of the Company.	8-K	001-39544	4.2	October 21, 2021
4.3	Warrant Agreement, dated September 22, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39544	4.1	September 28, 2020
4.4	First Amendment to Warrant Agreement, dated March 9, 2022, by and among Bakkt Holdings, Inc, American Stock Transfer & Trust Company, LLC and Continental Stock Transfer & Trust Company.					X
4.5	Third Amended and Restated Limited Liability Company Agreement, dated October 15, 2021, by and among Opco and the Opco Equity Holders.	8-K	001-39544	4.3	October 21, 2021
4.6	Description of Securities.					X
10.1	Letter Agreement, dated September 22, 2020 (the “Insider Letter”), by and among the Company, its executive officers, its directors and the Sponsor.	8-K	001-39544	10.1	September 28, 2020

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.2	Amendment to Insider Letter, dated January 11, 2021, by and among the Company, its executive officers, its directors, the Sponsor and Opco.	8-K	001-39544	10.3	January 11, 2021
10.3	Digital Currency Trading, Clearing, and Warehouse Services Agreement, dated August 29, 2019, by and among IFUS, ICUS and Bakkt Trust, including amendments thereto.	8-K	001-39544	10.10	October 21, 2021
10.4	Cooperation Agreement, dated October 15, 2021, between the Company and ICE.	8-K	001-39544	10.6	October 21, 2021
10.5	Registration Rights Agreement, dated October 15, 2021, by and among the Company, the Opco Equity Holders and the Sponsor.	8-K	001-39544	10.1	October 21, 2021
10.6	Stockholders Agreement of the Company, dated October 15, 2021, by and among the Company, the Opco Equity Holders and the Sponsor.	8-K	001-39544	10.2	October 21, 2021
10.7	Voting Agreement, dated October 15, 2021, by and between the Company and ICE.	8-K	001-39544	10.3	October 21, 2021
10.8	Exchange Agreement, dated October 15, 2021, by and among the Company, Opco and the other parties thereto.	8-K	001-39544	10.4	October 21, 2021
10.9	Tax Receivable Agreement, dated October 15, 2021, by and among the Company and the other parties thereto.	8-K	001-39544	10.5	October 21, 2021
10.10+	2021 Omnibus Incentive Plan.	8-K	001-39544	10.9	October 21, 2021
10.11+	Form of Director Restricted Stock Unit Agreement under the Bakkt Holdings, Inc. 2021 Omnibus Incentive Plan.					X
10.12+	Form of Executive Officer Restricted Stock Unit Agreement under the Bakkt Holdings, Inc. 2021 Omnibus Incentive Plan.					X
10.13+	Form of Performance Unit Agreement under the Bakkt Holdings, Inc. 2021 Omnibus Incentive Plan.					X
10.14*	Form of Director and Executive Officer Indemnification Agreement.	8-K	001-39544	10.7	October 21, 2021
10.15+	Transition Services Agreement, dated as of November 10, 2021, by and between Opco and ICE.	8-K	001-39544	10.1	November 12, 2021
10.16+	Employment Agreement, dated January 9, 2021, by and among Gavin Michael, Opco, and the Company.	8-K	001-39544	10.12	October 21, 2021
10.17+	Employment Agreement, dated March 16, 2021, by and among Andrew LaBenne, Opco, and the Company.	8-K	001-39544	10.13	October 21, 2021
10.18+	Employment Agreement, dated August 10, 2021, by and among Marc D’Annunzio, Opco, and the Company.					X
21.1	List of subsidiaries of the registrant.					X
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm of the Company.					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
24.1	Powers of Attorney (included on the signature page of this Annual Report on Form 10-K).					X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*Schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.
+    Indicates a management contract or compensatory plan or arrangement.
†The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K are furnished, not filed, with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
ITEM 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	March 31, 2022	BAKKT HOLDINGS, INC.

		By:	/s/ Gavin Michael
Gavin Michael
Chief Executive Officer
(Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gavin Michael, Marc D’Annunzio and Andrew LaBenne, and each one of them, as their true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gavin Michael	Chief Executive Officer and Director (Principal Executive Officer)	3/31/2022
Gavin Michael

/s/ Andrew LaBenne	Chief Financial Officer (Principal Financial Officer)	3/31/2022
Andrew LaBenne

/s/ Karen Alexander	Chief Accounting Officer (Principal Accounting Officer)	3/31/2022
Karen Alexander

/s/ David C. Clifton	Director	3/31/2022
David C. Clifton

/s/ Sean Collins	Director	3/31/2022
Sean Collins

/s/ Kristyn Cook	Director	3/31/2022
Kristyn Cook

/s/ Michelle J. Goldberg	Director	3/31/2022
Michelle J. Goldberg

/s/ Richard Lumb	Director	3/31/2022
Richard Lumb

/s/ Andrew A. Main	Director	3/31/2022
Andrew A. Main

/s/ Gordon Watson	Director	3/31/2022
Gordon Watson