Form 10-Q
period 2022-03-31
Bakkt Holdings, Inc.
filed 2022-05-12
CIK 1820302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-39544

BAKKT HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-1550750
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10000 Avalon Boulevard, Suite 1000 Alpharetta, Georgia	30009
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (678) 534-5849

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	BKKT	The New York Stock Exchange
Warrants to purchase Class A Common Stock	BKKT WS	The New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of May 6, 2022, there were 75,267,422 shares of the registrant’s Class A common stock, 188,464,933 shares of Class V common stock, and 7,140,829 public warrants issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Unless the context otherwise requires, all references to “Bakkt,” “we,” “us,” “our,” or the “Company” in this Quarterly Report on Form 10-Q (this “Report”) refer to Bakkt Holdings, Inc. and its subsidiaries.

The Company makes forward-looking statements in this Report and in documents incorporated herein by reference. All statements, other than statements of present or historical fact included in or incorporated by reference in this Report, regarding the Company’s future financial performance, as well as the Company’s strategy, future operations, financial position, estimated revenues, and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this Report, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would,” the negative of such terms, and other similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. The Company cautions you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond the control of the Company and incident to its business. Forward-looking statements in this Report may include, for example, statements about:

•    our future financial performance;

•    changes in the market for our products and services; and

•    expansion plans and opportunities.

These forward-looking statements are based on information available as of the date of this Report and management’s current expectations, forecasts and assumptions, and involve a number of judgments, known and/ or unknown risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. We do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable law.

You should not place undue reliance on these forward-looking statements. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, our actual results or performance may be materially different from those expressed or implied by these forward- looking statements. Some factors that could cause actual results to differ include, but are not limited to:

•    our ability to grow and manage growth profitably;

•    changes in the market in which we compete, including with respect to our competitive landscape, technology evolution or changes in applicable laws or regulations;

•    changes in the digital asset markets that we target;

•    changes to our relationships within the payment ecosystem;

•    the inability to launch new services and products or to profitably expand into new markets and services;

•    the inability to execute our growth strategies, including identifying and executing acquisitions and our initiatives to add new partners and customers;

•    the inability to develop and maintain effective internal controls and procedures;

•    the exposure to any liability, protracted and costly litigation or reputational damage relating to our data security;

•    the possibility that we may be adversely affected by other economic, business, and/or competitive factors;

•    the impact of the novel coronavirus pandemic;

•    our inability to maintain the listing of our securities on the NYSE; and

•    other risks and uncertainties indicated in this Report, including those set forth under “Risk Factors.”

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Bakkt Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except unit data)

	Successor
	As of March 31, 2022 (Unaudited)	As of December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$355,196	$391,364
Restricted cash	16,500	16,500
Customer funds	630	551
Accounts receivable, net	19,458	18,142
Prepaid insurance	27,863	32,206
Other current assets	8,395	4,784
Total current assets	428,042	463,547
Property, equipment and software, net	10,679	6,121
Goodwill	1,527,119	1,527,118
Intangible assets, net	383,091	388,469
Deposits with clearinghouse, noncurrent	15,151	15,151
Other assets	19,917	13,879
Total assets	$2,383,999	$2,414,285
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$64,321	$64,090
Customer funds payable	630	551
Deferred revenue, current	4,385	4,629
Due to related party	367	617
Other current liabilities	3,193	3,717
Total current liabilities	72,896	73,604
Deferred revenue, noncurrent	4,120	4,819
Warrant liability	14,996	17,424
Deferred tax liabilities, net	8,449	11,593
Other noncurrent liabilities	18,251	12,674
Total liabilities	118,712	120,114
Commitments and Contingencies (Note 13)
Class A common stock ($0.0001 par value, 750,000,000 shares authorized, 57,164,488 shares issued and outstanding as of March 31, 2022 and 57,164,388 shares issued and outstanding as of December 31, 2021)	6	6
Class V common stock ($0.0001 par value, 250,000,000 shares authorized; 206,003,270 shares issued and outstanding as of March 31, 2022 and 206,271,792 shares issued and outstanding as of December 31, 2021)	21	21
Additional paid-in capital	579,957	566,766
Accumulated other comprehensive loss	(14)	(55)
Accumulated deficit	(105,470)	(98,342)
Total stockholders’ equity	474,500	468,396
Noncontrolling interest	1,790,787	1,825,775
Total equity	2,265,287	2,294,171
Total liabilities and stockholders’ equity	$2,383,999	$2,414,285

The accompanying notes are an integral part of these consolidated financial statements

Bakkt Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Revenues:
Net revenues (includes related party net revenues of $20 and affiliate net revenues of $(26), respectively) (1)	$12,532	$8,145
Operating expenses:
Compensation and benefits	35,088	15,233
Professional services	4,675	913
Technology and communication	4,358	2,786
Selling, general and administrative	9,435	6,109
Acquisition-related expenses	516	7,820
Depreciation and amortization	5,851	2,794
Related party expenses (affiliate in Predecessor period) (1)	367	471
Other operating expenses	728	429
Total operating expenses	61,018	36,555
Operating loss	(48,486)	(28,410)
Interest income (expense), net	61	(49)
Gain from change in fair value of warrant liability	2,428	—
Other expense, net	(462)	(338)
Loss before income taxes	(46,459)	(28,797)
Income tax benefit (expense)	3,138	(23)
Net loss	(43,321)	$(28,820)
Less: Net loss attributable to noncontrolling interest	(36,193)
Net loss attributable to Bakkt Holdings, Inc.	$(7,128)

Net loss per share attributable to Bakkt Holdings, Inc.
Class A common stockholders per share:
Basic	$(0.12)	(2)
Diluted	$(0.14)	(2)

(1)As a result of the Business Combination, ICE and its affiliates are no longer our affiliates. Refer to Note 7 for our related party disclosures.
(2)Basic and diluted loss per share is not presented for the Predecessor period due to lack of comparability with the Successor period.
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net loss	$(43,321)	$(28,820)
Currency translation adjustment, net of tax	188	79
Comprehensive loss	$(43,133)	$(28,741)
Comprehensive loss attributable to noncontrolling interest	(36,046)
Comprehensive loss attributable to Bakkt Holdings, Inc.	$(7,087)
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Successor)
(in thousands, except unit data)
(Unaudited)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	$	Shares	$
Balance as of December 31, 2021	57,164,388	$6	206,271,792	$21	$566,766	$(98,342)	$(55)	$468,396	$1,825,775	$2,294,171
Share-based compensation (Note 10)	—	—	—	—	13,190	—	—	13,190	—	13,190
Unit-based compensation (Note 10)	—	—	—	—	—	—	—	—	1,118	1,118
Forfeiture and cancellation of common units (Note 10)	—	—	(268,522)	—	—	—	—	—	(60)	(60)
Exercise of warrants (Note 8)	100	—	—	—	1	—	—	1	—	1
Currency translation adjustment, net of tax	—	—	—	—	—	—	41	41	147	188
Net loss	—	—	—	—	—	(7,128)	—	(7,128)	(36,193)	(43,321)
Balance as of March 31, 2022	57,164,488	$6	206,003,270	$21	$579,957	$(105,470)	$(14)	$474,500	$1,790,787	$2,265,287

The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Changes in Members’ Equity and Mezzanine Equity (Predecessor)
(in thousands, except unit data)
(Unaudited)

	Class A Voting Units		Class B Voting Units		Class B Warrant		Class C Voting Units		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Member's Equity	Incentive Units		Total Mezzanine Equity
	Units	$	Units	$	Warrants	$	Units	$				Units	$
Balance as of December 31, 2020	400,000,000	$2,613	182,500,000	$182,500	—	$5,426	270,270,270	$310,104	$(112,504)	$191	$388,330	—	$21,452	$21,452
Issuance of Class A voting units (Note 9)	—	110	—	—	—	—	—	—	—	—	110	—	—	—
Unit-based incentive compensation (Note 10)	—	—	—	—	—	—	—	—	—	—	—	—	870	870
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	79	79	—	—	—
Net loss	—	—	—	—	—	—	—	—	(28,820)	—	(28,820)	—	—	—
Balance as of March 31, 2021	400,000,000	$2,723	182,500,000	$182,500	—	$5,426	270,270,270	$310,104	$(141,324)	$270	$359,699	—	$22,322	$22,322

The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash flows from operating activities:
Net loss	$(43,321)	$(28,820)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,851	2,761
Non-cash lease expense	334	365
Share-based compensation expense (Note 10)	13,190	—
Unit-based compensation expense (Note 10)	157	1,256
Recognition of affiliate capital contribution (Note 7)	—	110
Amortization of customer consideration asset (Note 9)	—	581
Deferred income tax benefit	(3,144)	—
Impairment of long-lived assets	—	57
Gain from change in fair value of warrant liability	(2,428)	—
Cancellation of common units (Note 10)	(60)	—
Other	280	226

Changes in operating assets and liabilities:
Accounts receivable	(1,316)	99
Prepaid insurance	4,343	348
Deposits with clearinghouse affiliate	—	20,409
Accounts payable and accrued liabilities	(1,683)	2,900
Due to related party (affiliate in Predecessor period) (1)	(250)	(1,981)
Deferred revenues	(943)	(241)
Operating lease liabilities.	79	(321)
Customer funds payable	79	133
Other assets and liabilities (Note 10)	(4,324)	1,144
Net cash used in operating activities	(33,156)	(974)
Cash flows from investing activities:
Capitalized internal-use software development costs and other capital expenditures	(3,122)	(4,054)
Net cash used in investing activities	(3,122)	(4,054)

Cash flows from financing activities:
Payment of finance lease liability	—	(31)
Proceeds from the exercise of warrants (Note 8)	1	—
Net cash provided by (used in) financing activities	1	(31)
Effect of exchange rate changes	188	79
Net decrease in cash, cash equivalents, restricted cash and customer funds	(36,089)	(4,980)
Cash, cash equivalents, restricted cash and customer funds at the beginning of the period	408,415	91,943
Cash, cash equivalents, restricted cash and customer funds at the end of the period	$372,326	$86,963

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Non-cash operating lease right-of-use asset acquired	5,696	—
Supplemental disclosure of non-cash investing and financing activity:
Issuance of Class A voting units in exchange of capital contribution (Note 9)	$—	$110
Capitalized internal-use software development costs and other capital expenditures included in accounts payable and accrued liabilities.	1,909	1,810
Reconciliation of cash, cash equivalents, restricted cash and customer funds to consolidated balance sheet:
Cash and cash equivalents	$355,196	$70,248
Restricted cash	16,500	16,500
Customer funds	630	215
Total cash, cash equivalents, restricted cash and customer funds	$372,326	$86,963
(1)As a result of the Business Combination, ICE and its affiliates are no longer our affiliates. Refer to Note 7 for our related party disclosures.

The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
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
On October 15, 2021 (the “Closing Date”), VIH and Bakkt Opco Holdings, LLC (then known as Bakkt Holdings, LLC, "Opco") and its operating subsidiaries consummated a business combination (the “Business Combination”) contemplated by the Agreement and Plan of Merger entered into on January 11, 2021 (as amended, the “Merger Agreement”). In connection with the Business Combination, VIH changed its name to “Bakkt Holdings, Inc.” and changed its jurisdiction of incorporation from the Cayman Islands to the State of Delaware (the “Domestication”).
Unless the context otherwise provides, “we,” “us,” “our,” “Bakkt,” the “Company” and like terms refer (i) prior to the Closing Date, to Opco and its subsidiaries and (ii) after the Closing Date, to Bakkt Holdings, Inc. and its subsidiaries, including Opco.

Immediately following the Domestication, we became organized in an umbrella partnership corporation, or “up-C,” structure in which substantially all of our assets and business are held by Opco, and our only direct assets consist of common units in Opco (“Opco common units”), which are non-voting interests in Opco, and the managing member interest in Opco.

In connection with the Business Combination, a portion of VIH shares were exchanged for cash for shareholders who elected to execute their redemption right. The remaining VIH shares were exchanged for newly issued shares of our Class A common stock. Additionally, all outstanding membership interests and rights to acquire membership interests in Opco were exchanged for Opco common units and an equal number of newly issued shares of our Class V common stock. The existing owners of Opco other than Bakkt are considered noncontrolling interests in the accompanying consolidated financial statements (the “financial statements”). Refer to Note 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (the "SEC") on March 31, 2022 (the "Form 10-K") where the Business Combination is described in detail.

Our Class A common stock and warrants are listed on the New York Stock Exchange under the ticker symbols “BKKT” and “BKKT WS,” respectively.
Description of Business
We offer a platform with three complementary aspects - a digital asset marketplace, a loyalty redemption service, and an alternative payment method.
Digital Asset Marketplace. Our digital asset marketplace enables participants to seamlessly transact in a growing universe of digital assets and has applications for individual consumers, businesses and institutions. In Bakkt Trust Company LLC (“Bakkt Trust”), we have an institutional-grade custodian for bitcoin and ether. Bakkt Trust is a New York limited-purpose trust company that is chartered by and subject to the supervision and oversight of the New York Department of Financial Services (“NYDFS”). In September 2019, Bakkt Trust, along with ICE Futures U.S., Inc. (“IFUS”) and ICE Clear US, Inc. (“ICUS”), both of which are wholly-owned subsidiaries of ICE, brought to market an institutional-grade, regulated infrastructure for trading, clearing, and custody services for bitcoin. Bakkt Trust acts as a qualified custodian for bitcoin and ether, which enables Bakkt Trust to offer end-to-end regulated, physically-delivered bitcoin futures and options contracts to financial institutions and market makers. In addition, Bakkt Trust offers non-trading- related, standalone custody of bitcoin and ether to institutions and certain high net worth individuals in cryptoassets, subject to NYDFS regulatory oversight.
Loyalty Redemption. Our institutional-grade loyalty redemption service provides seamless and cost-effective options for consumers to use their loyalty points. Our loyalty redemption platform, which is cloud-based and delivered through major web browsers and mobile devices, connects loyalty programs to leading commerce partners allowing consumers to redeem a spectrum of loyalty currencies for merchandise, services and gift cards.
Alternative Payments. Our alternative payments platform provides choice and convenience to both consumers and merchants. Through Bakkt Marketplace, LLC (“Bakkt Marketplace”), we have an integrated platform that enables consumers and enterprises to transact in digital assets. Alternative payments users have a digital wallet that enables them to purchase, sell, convert, and or spend digital assets. Users can also use their digital wallet to spend fiat currency with various retailers and convert loyalty and rewards points into fiat currency. We have received money transmitter licenses from all states throughout the U.S. where such licenses are required (other than Hawaii, where we do not presently operate) , have obtained a New York State virtual currency license, and are registered as a money services business with the Financial Crimes Enforcement Network of the United States Department of the Treasury. Bakkt Trust’s custody solution provides support to Bakkt Marketplace with respect to bitcoin and ether functionality within the consumer app.
2.Summary of Significant Accounting Policies
Our accounting policies are as set forth in the notes of our Form 10-K.
Basis of Presentation
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
The accompanying unaudited interim consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include the accounts of the Company and our subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In addition, certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements in order to conform to current presentation.

In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or for any other future annual or interim period. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes thereto included in the Form 10-K.

Recently Adopted Accounting Pronouncements
Except as described below, for the three months ended March 31, 2022, there were no significant changes to the recently adopted accounting pronouncements applicable to us from those disclosed in Note 2 of our Form 10-K.
On March 31, 2022, the SEC issued Staff Accounting Bulletin ("SAB") Number 121 ("SAB 121"), which provides the SEC staff’s view that it would be appropriate for an entity that has an obligation to safeguard cryptoassets held for platform users to record a liability and corresponding asset on its balance sheet at the fair value of the cryptoassets. SAB 121 also added Section FF to SAB Topic 5;1 to include interpretive guidance for entities to consider when they have obligations to safeguard cryptoassets held for their platform users. We will need to adopt the guidance in SAB 121 no later than our Quarterly Report on Form 10-Q for the quarter ending June 30, 2022, with retrospective application as of January 1, 2022. As a custodian of cryptoassets for institutions and consumers, we are evaluating the financial reporting impact of the cryptoassets we hold for our platform users and expect the adoption of SAB 121 to result in the recognition of a liability associated with the obligation to safeguard cryptoassets under custody and a corresponding asset.
3.Revenue from Contracts with Customers
Disaggregation of Revenue
We disaggregate revenue by service type and by platform, respectively, as follows (in thousands):

	Successor	Predecessor
Service Type	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Transaction revenue, net(a)	$6,518	$3,295
Subscription and service revenue	6,014	4,850
Total revenue	$12,532	$8,145
(a)Amounts are net of incentives, rebates and liquidity payments, reductions related to the contribution agreement entered into between Bakkt and ICE in connection with ICE’s formation of Bakkt (“Contribution Agreement"), and consideration payable pursuant to an agreement with a strategic partner of approximately $0.3 million for the three months ended March 31, 2022 and approximately $0.9 million for the three months ended March 31, 2021. Included in these amounts are amounts earned from related parties of less than $0.1 million for the three months ended March 31, 2022 and amounts earned from affiliates of less than $0.1 million for the three months ended March 31, 2021 (Note 7).

	Successor	Predecessor
Platform	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Digital asset marketplace(b)	$79	$87
Loyalty redemption platform	12,736	8,529
Alternative payment platform(c)	(283)	(471)
Total revenue	$12,532	$8,145
(b)Amounts are net of incentives, rebates and liquidity payments and reductions related to the Contribution Agreement of less than $0.1 million for the three months ended March 31, 2022 and approximately $0.3 million for the three months ended March 31, 2021.
(c)Amounts are net of incentives and consideration payable pursuant to an agreement with a strategic partner of $0.3 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively.
We have one reportable segment to which our revenues relate.
Deferred Revenue
Contract liabilities consist of deferred revenues for amounts invoiced prior to us meeting the criteria for revenue recognition. We invoice customers for service fees at the time the service is performed, and such fees are recognized as revenue over time as we satisfy its performance obligation. Contract liabilities are classified as “Deferred revenue, current” and “Deferred revenue, noncurrent” in our consolidated balance sheets. The activity in deferred revenue for the three months ended March 31, 2022 and 2021, respectively, was as follows (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Beginning of the period contract liability	$9,448	$8,385
Revenue recognized from contract liabilities included in the beginning balance	(1,322)	(1,158)
Increases due to cash received, net of amounts recognized in revenue during the period	379	917
End of the period contract liability	$8,505	$8,144
Remaining Performance Obligations
As of March 31, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations related to partially completed contracts is $26.4 million, comprised of $17.9 million of subscription fees and $8.5 million of service fees that are deferred. We will recognize our subscription fees as revenue over a weighted-average period of 42 months (ranges from 3 months – 54 months) and our service fees as revenue over approximately 2 years.
As of March 31, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligations related to partially completed contracts is $14.1 million, comprised of $5.9 million of subscription fees and $8.2 million of service fees that are deferred. We will recognize our subscription fees as revenue over a weighted-average period of 15.5 months (ranges from 1 month – 39 months) and our service fees as revenue over approximately 3 years.
Contract Costs
For the three months ended March 31, 2022 and 2021, we incurred no incremental costs to obtain and/or fulfill contracts with customers.

4.Goodwill and Intangible Assets, Net
Changes in goodwill consisted of the following (in thousands):

Successor
Balance as of December 31, 2021	$1,527,118
Foreign currency translation	1
Balance as of March 31, 2022	$1,527,119

Predecessor
Balance as of December 31, 2020	$233,429
Foreign currency translation	(16)
Balance as of March 31, 2021	$233,413
No goodwill impairment charges have been recognized in the periods presented.
Intangible assets consisted of the following (in thousands):

	Successor
	March 31, 2022
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	Indefinite	$241,320	$—	$241,320
Trademarks / trade names	Indefinite	39,470	—	39,470
Technology	4.2	67,310	(7,407)	59,903
Customer relationships	8	44,970	(2,572)	42,398
Total		$393,070	$(9,979)	$383,091

	Successor
	December 31, 2021
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	Indefinite	$241,320	$—	$241,320
Trademarks / trade names	Indefinite	39,470	—	39,470
Technology	4.2	67,310	(3,415)	63,895
Customer relationships	8	44,970	(1,186)	43,784
Total		$393,070	$(4,601)	$388,469
Amortization of intangible assets for the three months ended March 31, 2022 and 2021, was $5.4 million and $1.6 million, respectively, and is included in “Depreciation and amortization” in the statements of operations.

Estimated future amortization for definite-lived intangible assets as of March 31, 2022 is as follows (in thousands):

March 31, 2022
Year ending December 31:
Remainder of 2022	$16,433
2023	21,811
2024	21,871
2025	18,896
2026	7,628
Thereafter	15,662
Total	$102,301
5.Consolidated Balance Sheet Components
Accounts Receivable, Net
Accounts receivable, net consisted of the following (in thousands):

	Successor
	March 31, 2022	December 31, 2021
Trade accounts receivable	$14,177	$11,404
Unbilled receivables	3,995	5,448
Other receivables	1,496	1,500
Total accounts receivable	19,668	18,352
Less: allowance for doubtful accounts	(210)	(210)
Total	$19,458	$18,142

Other Current Assets
Other current assets consisted of the following (in thousands):

	Successor
	March 31, 2022	December 31, 2021
Prepaid expenses	$8,395	$4,784
Total	$8,395	$4,784

Property, Equipment and Software, Net
Property, equipment and software, net consisted of the following (in thousands):

	Successor
	March 31, 2022	December 31, 2021
Internal-use software	$7,191	$3,550
Purchased software	23	17
Office furniture and equipment	19	19
Other computer and network equipment	3,874	2,991
Leasehold improvements	778	277
Property, equipment and software, gross	11,885	6,854
Less: accumulated amortization and depreciation	(1,206)	(733)
Total	$10,679	$6,121
For the three months ended March 31, 2022 and 2021, depreciation and amortization expense related to property, equipment and software amounted to approximately $0.5 million and $1.1 million, respectively, of which $0.1 million and $0.9 million, respectively, related to amortization expense of capitalized internal-use software placed in service.
Deposits with Clearinghouse
Deposits with clearinghouse, noncurrent, consisted of the default resource contribution (Note 7). The default resource contribution amounted to approximately $15.2 million as of each of March 31, 2022 and December 31, 2021.
On January 19, 2021, ICUS self-certified a rule change with the CFTC, reducing Bakkt Trust’s financial contribution to the ICUS guaranty fund to approximately $15.2 million from $35.4 million. Following the two-week self-certification period, in which no comments were received from the CFTC, ICUS proceeded with the reduction. On February 3, 2021, ICUS returned $20.2 million to Bakkt Trust. The default resource contribution includes less than $0.1 million of cash margins held with ICUS.
Other Assets
Other assets consisted of the following (in thousands):

	Successor
	March 31, 2022	December 31, 2021
Operating lease right-of-use assets (Note 16)	16,563	11,239
Other	3,354	2,640
Total	$19,917	$13,879

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	Successor
	March 31, 2022	December 31, 2021
Accounts payable	$12,265	$10,646
Accrued expenses	19,919	20,130
Purchasing card payable	20,330	17,698
Salaries and benefits payable	6,482	13,349
Other	5,325	2,267
Total	$64,321	$64,090
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	Successor
	March 31, 2022	December 31, 2021
Participation units liability, current (Note 10)	$1,547	$2,027
Current maturities of operating lease liability	331	615
Other	1,315	1,075
Total	$3,193	$3,717
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following (in thousands):

	Successor
	March 31, 2022	December 31, 2021
Participation units liability, non-current (Note 10)	$1,547	$2,027
Operating lease liability, noncurrent (Note 16)	16,704	10,647
Total	$18,251	$12,674

6.Tax Receivable Agreement
On October 15, 2021, we entered into a Tax Receivable Agreement with certain Opco Equity Holders. Pursuant to the Tax Receivable Agreement, among other things, holders of Opco common units may, subject to certain conditions, from and after April 16, 2022, exchange such Paired Interests for Class A common stock on a one-for-one basis, subject to the terms of the Exchange Agreement, including our right to elect to deliver cash in lieu of Class A common stock and, in certain cases, adjustments as set forth therein. Opco will have in effect an election under Section 754 of the Internal Revenue Code for each taxable year in which an exchange of Opco common units for Class A common stock (or cash) occurs.
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

The Tax Receivable Agreement provides for the payment by us to exchanging holders of Opco common units of 85% of certain net income tax benefits, if any, that we realize (or in certain cases is deemed to realize) as a result of these increases in tax basis and certain other tax attributes of Opco and tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. This payment obligation is an obligation of the Company and not of Opco. For purposes of the Tax Receivable Agreement, the cash tax savings in income tax will be computed by comparing our actual income tax liability (calculated with certain assumptions) to the amount of such taxes that we would have been required to pay had there been no increase (or decrease) to the tax basis of the assets of Opco as a result of Opco having an election in effect under Section 754 of the Code for each taxable year in which an exchange of Opco common units for Class A common stock occurs and had we not entered into the Tax Receivable Agreement. Such increase or decrease will be calculated under the Tax Receivable Agreement without regard to any transfers of Opco common units or distributions with respect to such Opco common units before the exchange under the Exchange Agreement to which Section 743(b) or 734(b) of the Code applies. As of March 31, 2022, no such exchanges have occurred, and as such, no value has been recorded under the Tax Receivable Agreement.
7.Related Parties
ICE Management and Technical Support
In December 2018, we entered into an intercompany services agreement with ICE to provide management and technical support services. For the three months ended March 31, 2022 and 2021, expenses of zero and $0.5 million, respectively, have been recorded in connection with this agreement and are reflected as “Related party expenses (affiliate in Predecessor periods)” in the statements of operations. Prior to the Business Combination, ICE also made various payroll distributions and payments to vendors on behalf of Opco and made unitary state income taxes on behalf of DACC Technologies, Inc., and Digital Asset Custody Company, Inc. (collectively with DACC Technologies, Inc., “DACC”).
Upon consummation of the Business Combination, we entered into a Transition Services Agreement (“TSA”) with ICE, which superseded the intercompany services agreement pursuant to which ICE will provide insurance, digital warehouse, data center, technical support, and other transition-related services in exchange for quarterly service fees to be paid by us. We recognized $0.4 million of expense related to the TSA for the three months ended March 31, 2022, which is reflected as “Related party expenses (affiliate in Predecessor periods)” in the statements of operations and “Due to related party (affiliate in Predecessor period)” in the balance sheets.
Triparty Agreement
The Triparty Agreement provides for IFUS to list for trading one or more digital currency futures and/or options contracts, and for ICUS to serve as the clearing house to provide central counterparty and ancillary services for such contracts. The Triparty Agreement also governs our PDF Contracts. Refer to Note 8 to our consolidated financial statements included in our Form 10-K for additional description of the Triparty Agreement.
We recognized revenues related to the Triparty Agreement of less than $0.1 million for each of the three months ended March 31, 2022 and 2021, net of rebates and incentive payments (contra-revenue) of less than $0.1 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.
The Triparty Agreement also required Bakkt Trust to make, and, subject to certain limits, to replenish as needed a $35.4 million default resource contribution to ICUS, to be used by ICUS in accordance with the ICUS rules. As described in Note 5, the contribution requirement was reduced to $15.0 million in 2021. The contribution is included in the “Deposits with clearinghouse” noncurrent balance. Interest earned on the contribution, net of certain fees and costs, is paid to Bakkt Trust from ICUS. We did not earn any interest for the three months ended March 31, 2022 and 2021.
Prior to the Business Combination, we also recognized a capital contribution for the cost of the trading and clearing services provided by IFUS and ICUS pursuant to the Contribution Agreement, which reduced revenue attributable to the Triparty Agreement by $0.1 million for the three months ended March 31, 2021 (Note 9). We did not recognize a material reduction in revenue related to this capital contribution for the three months ended March 31, 2022.
As of March 31, 2022 and December 31, 2021, we had $0.4 million and approximately $0.6 million, respectively, reflected as “Due to related party” in the balance sheets related to the TSA and Triparty Agreement. As of each of March 31, 2022 and December 31, 2021, we had less than $0.1 million, as recorded within “Accounts receivable, net” in the balance sheets related to the Triparty Agreement.
Other Contractual Relationships with ICE
Prior to the withdrawal of Bakkt Clearing’s ICUS membership on May 20, 2020, Bakkt Clearing was required to hold shares of ICE stock for ICUS membership privileges. These shares were carried at cost basis and evaluated periodically for impairment. In connection with the withdrawal of Bakkt Clearing’s ICUS membership, these shares were remeasured at fair value, with unrealized gains and losses being reflected as “Other income (expense), net” in the statements of operations. In June 2021, we sold all of our shares of ICE stock. During the three months ended March 31, 2021, we recorded an unrealized loss on the sale of shares of affiliate stock of approximately $0.1 million which is included in “Other expense, net”. We did not recognize a loss on the sale of shares of affiliate stock during the three months ended March 31, 2022.
8.Warrants
As of March 31, 2022, there were 7,140,935 public warrants outstanding. Public warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the public warrant. Each warrant entitles its holders to purchase one share of Class A common stock at an exercise price of $11.50 per share. The public warrants became exercisable on November 15, 2021. The public warrants will expire on October 15, 2026, or earlier upon redemption or liquidation. We may redeem the outstanding warrants when various conditions are met, such as specific stock prices, as detailed in the specific warrant agreements. The warrants are recorded as a liability and reflected as “Warrant liability” in the balance sheets.
During the three months ended March 31, 2022, we received less than $0.1 million in proceeds from the exercise of the public warrants. We recognized a gain from the change in fair value of the warrant liability during the three months ended March 31, 2022, of $2.4 million.
9.Stockholders’ Equity
Preferred Stock
We are authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The holders of a series of preferred stock shall be entitled only to such voting rights as shall expressly be granted thereto by the Certificate of Incorporation (including any certificate of designation relating to such series of preferred stock). As of March 31, 2022, no shares of preferred stock have been issued.
Common Stock
Class A Common Stock
We are authorized to issue 750,000,000 shares with a par value of $0.0001 per share. Each holder of Class A common stock is entitled to one vote for each share of Class A common stock held of record by such holder on all matters on which stockholders generally or holders of Class A common stock as a separate class are entitled to vote, including the election or removal of directors (whether voting separately as a class or together with one or more classes of our capital stock). As of March 31, 2022, there were 57,164,488 shares of Class A common stock issued and outstanding.

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
Class V Common Stock
We are authorized to issue 250,000,000 shares with par value $0.0001 per share. These shares have no economic value but entitle the holder to one vote per share. Each Opco common unit, when coupled with one share of our Class V common stock is referred to as a “Paired Interest.” Paired Interests may be exchanged for one share of our Class A common stock or a cash amount in accordance with the Third Amended and Restated Limited Liability Company Agreement of Opco, and the Exchange Agreement. Holders of Paired Interests become eligible on April 16, 2022 under the Exchange Agreement, dated October 15, 2021, to exchange their Paired Interests for Class A common stock or, at our election, cash in lieu thereof. As of March 31, 2022, there were 206,003,270 shares of Class V common stock issued and outstanding.
Following the expiration of the six-month lock-up period on April 16, 2022, holders of Paired Interests exchanged an aggregate of 17.5 million Paired Interests for our Class A common stock, and the Company did not elect to settle any such exchanges in cash.
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
Members’ Equity
Prior to the Business Combination, Opco had three classes of voting units – Class A, Class B and Class C voting units – and incentive units granted under the Opco Incentive Equity Plan (the “Opco Plan”) (Note 10).

In connection with the Business Combination, the Opco equity holders converted 400,000,000 Opco Class A voting units, 192,453,454 Opco Class B voting units, and 270,270,270 Opco Class C voting units to 189,933,286 shares of

Class V common stock on a pro rata basis. Additionally, we issued 17,473,362 shares of Class V common stock related to the outstanding Opco incentive units.
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
Issuance of Class C Warrant
In May, 2020, Opco issued a warrant to a minority investor to purchase 3,603,600 of Opco’s Class C voting units (“Class C Warrant”), at an exercise price of $1.11 per unit. Refer to Note 10 to our consolidated financial statements included in our Form 10-K where the Class C Warrant is described in detail.
In connection with the Business Combination, the modified warrant units automatically converted into the right to purchase 793,352 Paired Interests in Opco at an exercise price of $5.04 per Paired Interest. As of March 31, 2022, 172,055 modified warrant units have vested but have not been exercised, and the remaining 621,297 warrant units have not vested or been exercised. As of March 31, 2021, no warrant units had vested or been exercised. No expenses were recorded during the three months ended March 31, 2022 and 2021, since the service conditions were not probable of being met in those periods.
10.Share-Based and Unit-Based Compensation
2021 Incentive Plan
Our 2021 Omnibus Incentive Plan (the “2021 Incentive Plan”) became effective on the Closing Date with the approval of VIH’s shareholders and the Board of Directors. The 2021 Incentive Plan allows us to make equity and equity-based incentive awards to employees, non-employee directors and consultants. There are 25,816,946 shares of Class A common stock reserved for issuance under the 2021 Incentive Plan which can be granted as stock options, stock appreciation rights, restricted shares, restricted stock units (RSUs), performance stock units (PSUs), dividend equivalent rights and other share-based awards. No award may vest earlier than the first anniversary of the date of grant, except under limited conditions.
Share-Based Compensation Expense
During the three months ended March 31, 2022, we granted 6,969,070 RSUs and 4,865,378 PSUs, which represents 100% of the target award, to employees and directors of Bakkt and Bakkt Trust. The majority of these grants were related to initial employment agreements for executives, which were approved by the Compensation Committee of the Board of Directors. We recorded $13.2 million of share-based compensation expense for the three months ended March 31, 2022 which is included in “Compensation and benefits” in the statements of operations.
Unrecognized compensation expense as of March 31, 2022 was $55.8 million for the RSUs and PSUs. The unrecognized compensation expense will be recognized over a weighted-average period of 2.72 years.

RSU and PSU Activity
The following tables summarize RSU and PSU activity under the 2021 Incentive Plan for the three months ended March 31, 2022 (in thousands, except per unit data):

Successor
RSUs and PSUs	Number of RSUs and PSUs	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outsanding as of December 31, 2021	2,142		$9.18
Granted	11,834		$4.33	$51,260
Forfeited	(194)
Outsanding as of March 31, 2022	13,782	2.72	$5.08
Vested as of March 31, 2022	—
The fair value of the RSUs and PSUs is based on the closing price of our common stock on the grant date.
Performance stock units provide an opportunity for the recipient to receive a number of shares of our common stock based on our performance during fiscal year 2022, 2023 and 2024, as measured against objective performance goals as determined by the Board. The actual number of units earned may range from 0% to 150% of the target number of units depending upon achievement of the performance goals. PSUs vest in three equal annual installments, subject to a catch-up provision over the three annual performance targets. Upon vesting, each performance stock unit equals one share of common stock of the Company. We accrue compensation expense for the PSUs based on our assessment of the probable outcome of the performance conditions.

Opco Plan
Preferred incentive units and common incentive units (collectively, “incentive units”) represent an ownership interest in Opco and are entitled to receive distributions from Opco, subject to certain vesting conditions. Participation units, issued directly by Opco to Opco Plan participants, do not represent an ownership interest in Opco but rather provide Opco Plan participants the contractual right to participate in the value of Opco, if any through a cash payment upon the occurrence of certain events following vesting of the participation units. Refer to Note 11 to our consolidated financial statements included in our Form 10-K where the modifications to the Opco Plan are described in detail.
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

Unit-Based Compensation Expense
Unit-based compensation expense for the three months ended March 31, 2022, was as follows (in thousands):

Successor
Type of unit	Compensation Expense	Statement of Operations and Comprehensive Loss Classification	Balance Sheet Classification
Common incentive unit	$1,058	Compensation and benefits	Noncontrolling interest
Participation unit	(961)	Compensation and benefits	Other noncurrent liabilities
Total	$97
Unit-based compensation expense for the three months ended March 31, 2021, was as follows (in thousands):

Predecessor
Type of unit	Compensation Expense	Statement of Operations and Comprehensive Loss Classification	Balance Sheet Classification
Preferred incentive unit	$507	Compensation and benefits	Mezzanine equity
Common incentive unit	363	Compensation and benefits	Mezzanine equity
Participation unit	386	Compensation and benefits	Other noncurrent liabilities
Total	$1,256
Unrecognized compensation expense as of March 31, 2022 was approximately $4.5 million and $0.5 million for common incentive units and participation units, respectively. The unrecognized compensation expense will be recognized over a weighted-average period of 1.54 years.
Unit Activity
The following tables summarize common incentive unit activity under the Opco Plan for the three months ended March 31, 2022 (in thousands, except per unit data):

Successor
Common Incentive Units	Number of Common Incentive Units	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outsanding as of December 31, 2021	16,339	1.79	$6.30	$133,240
Granted	—
Forfeited	(269)		$6.30
Outsanding as of March 31, 2022	16,070	1.54	$6.30	$131,050
Vested as of March 31, 2022	11,533			$94,049

The following tables summarize preferred incentive unit and common incentive unit activity under the Opco Plan for the three months ended March 31, 2021 (in thousands, except per unit data):

Predecessor
Preferred Incentive Units	Number of Preferred Incentive Units	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outsanding as of December 31, 2020	76,475	6.75	$0.42	$88,711
Granted	—
Forfeited	—
Outsanding as of March 31, 2021	76,475	6.5	$0.42	$141,058
Vested as of March 31, 2021	—

Predecessor
Common Incentive Units	Number of Common Incentive Units	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outsanding as of December 31, 2020	26,833	6.75	$0.43	$25,760
Granted	—
Forfeited	—
Outsanding as of March 31, 2021	26,833	6.5	$0.43	$25,760
Vested as of March 31, 2021	—
There were no participation units granted during the three months ended March 31, 2022 and 2021. As of March 31, 2022 and December 31, 2021, the total number of participation units outstanding were 0.6 million and 0.7 million, respectively. The fair value of the participation units as of March 31, 2022 and December 31, 2021 was 3.1 million and 4.1 million, respectively. Participation units are settled in cash and the balance is recorded within other current liabilities and other noncurrent liabilities as described in Note 5.
The outstanding units under the Opco Plan were issued prior to the Business Combination and the plan was frozen upon execution of the merger agreement. No future units can be granted under this plan.
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
11.Net Loss per share
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
The following is a reconciliation of the denominators of the basic and diluted per share computations for net loss (in thousands, except share and per share data):

Successor
Three Months Ended March 31, 2022
Net Loss per share:
Numerator – basic and diluted:
Net loss	$(43,321)
Less: Net loss attributable to noncontrolling interest	(36,193)
Net loss attributable to Bakkt Holdings, Inc. – basic	(7,128)
Net loss and tax effect attributable to noncontrolling interests	(28,787)
Net loss attributable to Bakkt Holdings, Inc. – diluted	$(35,915)

Denominator – basic and diluted:
Weighted average shares outstanding – basic	57,164,421
Effect of dilutive securities:
Opco common units	201,453,166
Weighted average shares outstanding – diluted	258,617,587

Net loss per share – basic	$(0.12)
Net loss per share – diluted	$(0.14)
Potential common shares issuable to employee or directors upon exercise or conversion of shares under our share-based and unit-based compensation plans and upon exercise of warrants are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive.

The following table summarizes the total potential common shares excluded from diluted loss per common share as their effect would be anti-dilutive:

Successor
Three Months Ended March 31, 2022
RSUs and PSUs	13,781,817
Public warrants	7,140,935
Opco warrants	793,352
Opco unvested incentive units	4,537,296
Total	26,253,400
12.Capital Requirements
Bakkt Trust is subject to certain NYDFS regulatory capital requirements. These capital requirements require Bakkt Trust to maintain positive net worth at the greater of $15.0 million or the sum of the required percentage established for transmitted assets, cold wallet, and hot wallet custody assets. As of March 31, 2022 and 2021, Bakkt Trust had determined that $16.5 million, respectively should be set aside to satisfy these, which is reflected as “Restricted cash” in the balance sheets.
Bakkt Clearing is registered as a futures commission merchant (“FCM”) with the Commodity Futures Trading Commission (“CFTC”) and is a member of the National Futures Association (“NFA”). Bakkt Clearing is subject to CFTC Regulation 1.17, and the NFA capital requirements. Under these requirements, it is generally required to maintain “adjusted net capital” equivalent to the greater of $1.0 million or the sum of 8 percent of customer and noncustomer risk maintenance margin requirements on all positions, as defined. These margin requirements may change from day to day, but as of March 31, 2022, Bakkt Clearing had adjusted net capital of $2.0 million.
Bakkt Marketplace is required to maintain tangible member’s equity of a minimum amount, plus the amount of customer funds held in transit since it holds a number of money transmitter licenses and has a virtual currency license (or “BitLicense”) from the NYDFS, which subjects it to NYDFS’ oversight with respect to such business activities conducted in New York State and with New York residents. Tangible member’s equity means member’s equity minus intangible assets and as of March 31, 2022 and December 31, 2021, tangible member’s equity amounted to approximately $5.6 million and approximately $11.0 million, respectively.
The minimum capital requirements to which our subsidiaries are subject may restrict their ability to transfer cash. We may also be required to transfer cash to our subsidiaries such that they may continue to meet these minimum capital requirements.
13.Commitments and Contingencies
401(k) Plan
We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Both Company and employee contributions to the 401(k) plan are discretionary. For the three months ended March 31, 2022 and 2021, we recorded approximately $0.7 million and $0.5 million, respectively, of expenses related to the 401(k) plan.
Litigation
As described above, in October 2021, we completed our Business Combination with VPC Impact Acquisition Holdings (“VIH”), pursuant to which VIH changed its name to Bakkt Holdings, Inc. and the current directors and officers of the Company replaced the directors and officers in place prior to the Business Combination. On April 21, 2022, a putative class action complaint was filed against Bakkt Holdings, Inc. and certain of its directors and officers prior to the Business Combination in the U.S. District Court for the Eastern District of New York on behalf of certain purchasers of securities of VIH and/or purchasers of Bakkt Class A common stock issued in connection with the Business Combination. The complaint alleges that VIH made false or misleading statements and omissions of purportedly material fact, in violation of federal securities laws, in connection with disclosures relating to certain of VIH’s financial statements, business, operations, and compliance policies. The complaint alleges that the false or misleading statements and omissions were contained in the registration statement filed in connection with the Business Combination and in other SEC filings made by VIH. The complaint alleges that VIH traded at artificially inflated prices as a result of the allegedly misleading statements and omissions. Plaintiff seeks certification of a class of purchasers of (1) VIH/Bakkt securities between March 31, 2021 and November 19, 2021, both dates inclusive and/or (2) Bakkt Class A common stock pursuant and/or traceable to the registration statement filed in connection with the Business Combination and in such other SEC filings. The complaint seeks damages, as well as the plaintiff’s fees and costs. Bakkt intends to vigorously defend against the allegations. No allegations have been made against any current officer or director of Bakkt other than one current board member, who was both an officer and director of VIH and has continued as a director of Bakkt.
Other legal and regulatory proceedings have arisen and may arise in the ordinary course of business. However, we do not believe that the resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows. However, future results could be materially and adversely affected by new developments relating to the legal proceedings and claims.
Commercial Purchasing Card Facility
We, through our loyalty business, have a purchasing card facility with a bank that we utilize for redemption purchases made from merchant partners as part of our loyalty redemption platform. Expenditures made using the purchasing card facility are payable monthly, are not subject to formula-based restrictions and do not bear interest if amounts outstanding are paid when due and in full. Among other covenants, the purchasing card facility requires us to maintain a month-end cash balance of $40.0 million. In January 2021, the purchasing card facility was extended to April 15, 2022 in order to facilitate a long-term agreement on more favorable terms to us. Bakkt Holdings, Inc. serves as the guarantor on behalf of our subsidiary under the commercial purchasing card facility. In April 2022, we further extended the maturity date of the purchasing card facility to August 12, 2022.
On April 7, 2022, we entered into a corporate card services agreement with Bank of America to provide a new purchasing card facility. Total borrowing capacity under the facility is $35 million and there is no defined maturity date. Expenditures made using the purchasing card facility are payable monthly, are not subject to formula-based restrictions and do not bear interest if amounts outstanding are paid when due and in full. The purchasing card facility requires us to maintain a concentration account with the lender subject to a minimum liquidity maintenance requirement of $7.0 million as collateral along with the accounts receivable of our subsidiary, within the loyalty business. Bakkt Holdings, Inc. serves as the guarantor on behalf of our subsidiary under the commercial purchasing card facility.

Purchase Obligations
In December 2021, we entered into a four-year cloud computing arrangement which includes minimum contractual payments due to the third-party provider. As of March 31, 2022, our outstanding purchase obligations consist of the following future minimum commitments (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Purchase obligations	$2,250	$8,750	$9,000	$—	$20,000

14.Income Taxes

As a result of the Business Combination, the Company acquired a controlling interest in Opco, which is treated as a partnership for U.S. federal income tax purposes, and in most applicable state and local income tax jurisdictions. As a partnership, Opco is not itself subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Opco is passed through to and included in the taxable income or loss of its partners, including the Company following the Business Combination, on a pro rata basis. The Company's U.S. federal and state income tax benefit (expense) primarily relates to the Company’s allocable share of any taxable income or loss of Opco following the Business Combination. Opco’s wholly owned corporate subsidiaries that are consolidated for U.S. GAAP purposes but separately taxed for federal, state, and foreign income tax purposes as corporations are generating federal, state, and foreign income tax expense.
Our effective tax rate of 6.8% for the three months ending March 31, 2022 differs from statutory rates primarily due to the loss allocated to noncontrolling interest that is not taxed to the Company and the non-deductible fair value gains and losses related to the changes in our warrant liability.

Our effective tax rate of (0.1)% for the three months ending March 31, 2021 differs from statutory rates primarily due to the impact of losses in which no tax benefit is expected to be recognized. The income tax benefit during the period related to our operations in Canada.
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
The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company had no unrecognized tax benefits or related interest and penalties accrued for the period ended March 31, 2022 and 2021, respectively.
15.Fair Value Measurements
Financial assets and liabilities that are measured at fair value on a recurring basis are classified entirely as Level 1 as follows (in thousands):

	Successor
	As of March 31, 2022
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability—public warrants	$14,996	$14,996	$—	$—
Total Liabilities	$14,996	$14,996	$—	$—

	Successor
	As of December 31, 2021
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability—public warrants	$17,424	$17,424	$—	$—
Total Liabilities	$17,424	$17,424	$—	$—
Our public warrant liability is valued based on quoted prices in active markets and is classified within Level 1.
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivables, unbilled accounts receivables, due from related party, deposits with clearinghouse, due to related party, accounts payable and accrued liabilities, and operating lease obligations approximate their fair values due to their short-term nature. The balance of deposits with clearinghouse not invested in U.S. government securities are in the form of cash, and therefore approximate fair value.
16.Leases
The Company leases real estate for office space under operating leases and office equipment under finance leases. As of March 31, 2022, we do not have any active finance leases. We consider a lease to have commenced on the date when we are granted access to the leased asset. Several of these leases include escalation clauses for adjusting rentals.

During the three months ended March 31, 2022, we also entered into a new real estate lease for office space in New York, New York, that commenced on January 31, 2022.The lease has a term of 94 months and the total fixed lease payments over the term of the lease are $7.3 million.
Our real estate leases have remaining lease terms as of March 31, 2022 ranging from 13 months to 126 months, with one of our leases containing an option to extend the term for a period of 5 years exercisable by us, which we are not reasonably certain of exercising at commencement. None of our leases contain an option to terminate the lease without cause at the option of either party during the lease term. Certain equipment leases contain options to purchase the asset at the fair market value, available with the Company.
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
We have elected the practical expedient under which lease components would not be separated from the non-lease components for all our classes of underlying assets. Accordingly, each lease component and the non-lease components related to the lease component are accounted for as a single lease component. The weighted average remaining lease term for our operating leases was 111.4 months, and the weighted average discount rate for our operating leases was 5.0%. We were not party to any short-term leases during the periods presented.

17.Subsequent Events
On April 25, 2022, we signed a lease agreement to expand the office space of our call center in Alpharetta, Georgia. The lease has a term of 48 months and total fixed lease payments over the term of the lease are approximately $3.1 million.
We have evaluated subsequent events and transactions and determined that no other events or transactions met the definition of a subsequent event for purpose of recognition or disclosure in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of financial condition and results of operations should be read together with the accompanying consolidated financial statements and related notes. References in this section to “we,” “us,” “our,” “Bakkt” or the “Company” and like terms refer to (i) Bakkt Opco Holdings, LLC and its subsidiaries (the “Predecessor”) for the three months ended March 31, 2021 (referred to herein as a "Predecessor Period") and (ii) Bakkt Holdings, Inc. and its subsidiaries (the “Successor”) for the three months ended March 31, 2022 (the “Successor Period”), unless the context otherwise requires. Some of the information contained in this discussion and analysis or set forth elsewhere in this document, including information with respect to our plans and strategy for our business, includes forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed above in “Cautionary Statement Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.”
Overview
Our mission is to power commerce by connecting the digital economy across asset classes for consumers, business and institutions. The digital asset ecosystem is broad, including cryptoassets, loyalty and rewards points, gift cards, in-game assets, and non-fungible tokens (“NFTs”). We are working to unlock new ways to participate in the growing digital economy by expanding access to, and improving liquidity for, digital assets. We believe we are opportunistically positioned at the center of this digital asset ecosystem, with approximately 0.7 million transacting accounts on our platform for the three months ended March 31, 2022. We define “transacting accounts” as unique accounts that perform transactions on our platform each month, which is indicative of how users across our platform use our services.

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
•Digital Asset Marketplace. Our digital asset marketplace is designed to enable participants to seamlessly transact in digital assets and has applications for individual consumers, enterprises (whom we define as consumer-facing merchants, retailers, and financial institutions), and institutional investors. Intercontinental Exchange, Inc. (“ICE”), our controlling shareholder prior to the Business Combination, has decades of experience building institutional products and solutions. We leveraged that expertise to build an institutional-grade custodian for bitcoin and ether, Bakkt Trust Company LLC (“Bakkt Trust”), which is regulated by the New York Department of Financial Services (“NYDFS”). This custodian, marketed as the Bakkt Warehouse, provides custody services that anchor the first end-to-end regulated and physically-delivered bitcoin futures and options contracts (“PDF Contracts”), which are traded on ICE Futures U.S., Inc. (“IFUS”) and cleared on ICE Clear US, Inc. (“ICUS”), and also provides custody services to institutions and certain high net-worth individuals on a standalone basis as approved by the NYDFS. Our custodian also operates as the backbone of many of our consumer- and enterprise-focused offerings. For example, it enables consumers to use our app to transact in bitcoin in real-time. In the future, contingent upon achieving the necessary regulatory approvals and/or partnering with an existing licensed broker-dealer, we plan to add the ability to transact in securities such as derivatives, and ETFs. We believe that our institutional-grade infrastructure underpins our ability to expand and scale consumer solutions. We earn revenue in the digital asset marketplace by providing standalone custody services for cryptoassets assets for our institutional customers, which we recognize on a pro rata basis over the term of the custody contract. Separately, as a result of our Triparty Agreement with IFUS and ICUS (the “Triparty Agreement”), we earn the net revenues for providing stand-ready custody services to IFUS and ICUS in connection with the offering of PDF Contracts. Our standalone custody revenue and revenue recognized under the Triparty Agreement are currently immaterial. For more information, see Note 2 to our audited consolidated financial statements included in our Form 10-K.
•Loyalty Redemption. Leveraging our acquisition of Bridge2 Solutions (as described below), our loyalty redemption capabilities support enterprises with leading loyalty and rewards programs (which we call “loyalty partners”), such as Citibank, Delta Air Lines, United Airlines, Choice Hotels, Wells Fargo Bank, Bank of America and Mastercard. While many loyalty partners have very popular loyalty programs, the points that are outstanding to customers represent material liabilities on the loyalty partners’ balance sheets. Our redemption capabilities, particularly our exclusive arrangements with leading consumer brands, provide seamless and cost-effective alternatives for consumers to spend their loyalty points and enable loyalty partners to reduce these financial liabilities. We earn and recognize Loyalty Redemption revenue through a combination of: (i) platform subscription fees, which are fixed fees charged for access to our platform and customer support services, and which are recognized on a straight-line basis over the related contract term as the customer receives benefits evenly throughout the term of the contract; (ii) transaction fees for processing transactions on our platform, which are recognized in the period in which the related transaction occurs; (iii) revenue share fees, which are rebates from third-party commerce merchants, and which are recognized in the period in which the related transaction occurs; and (iv) service fees related to the implementation and customization of new services on our loyalty platform, which are recognized on a straight-line basis, beginning when the new service is operational, over the longer of the remaining anticipated customer life and the estimated useful life of our internally developed software. Our Loyalty Redemption revenue represents substantially all of our current revenue. For more information, see Note 2 to our audited consolidated financial statements included in our Form 10-K.
•Alternative Payment Method. Our platform delivers consumer choice and convenience with an alternative payment method that allows consumers to spend the value of their digital assets with merchants in our ecosystem and also enables merchants to gain access to consumers’ increased spending power, tapping into the trend for alternative payment methods. Merchants, such as Starbucks, that accept our alternative payment method can displace transactions off existing payment card infrastructure, which results in significant reductions in payment fees and, over time, faster settlement. We earn and recognize alternative payment method revenue through a merchant discount rate (or percent of the transaction tender) at the time of each transaction and these transaction fees are reduced by consideration payable to a customer, when applicable. For more information, see Note 2 to our audited consolidated financial statements included in our Form 10-K.
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
COVID-19 Impacts
In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The COVID-19 pandemic has adversely affected global economic activity and, in 2020, contributed to significant declines and volatility in financial markets. The COVID-19 pandemic had an impact on our business during the year ended December 31, 2020, primarily in that it (i) decreased revenue from our loyalty and travel businesses, and (ii) impacted our ability to expand our relationships with existing loyalty partners, and to conclude relationships with new loyalty partners, whose businesses similarly have been adversely affected by the pandemic. During 2021, our business operations started to recover from the impacts of the pandemic. Our business operations have continued to recover in 2022 from the impacts of the pandemic, including revenue from the loyalty and travel business.
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
As a result of the Business Combination, our financial results are broken out between the Predecessor periods (January 1, 2021 through March 31, 2021) and the Successor period (January 1, 2022 through March 31, 2022).
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
Standalone Custody depositors
(institutions, HNW individuals)

Bakkt Marketplace has created an integrated platform that enables consumers and enterprises to transact in digital assets. Bakkt Marketplace users have a digital wallet that enables them to purchase, sell, convert, and or spend digital assets. Users can also use their digital wallet to spend fiat currency with various retailers and convert loyalty and rewards points into fiat currency. Bakkt Marketplace has received money transmitter licenses from all states throughout the U.S. where such licenses are required, has obtained a New York State virtual currency license, and is registered as a money services business with the Financial Crimes Enforcement Network of the United States Department of the Treasury. Bakkt

rust’s custody solution provides support to Bakkt Marketplace with respect to bitcoin and ether functionality within the consumer app.

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
Our Relationship with ICE and the Triparty Agreement
Prior to the consummation of the Business Combination, we were an indirect majority-owned subsidiary of ICE. ICE is a global market infrastructure provider with a history of developing and implementing leading technologies. ICE operates exchanges, clearinghouses, and listing venues for the financial markets alongside offering data-driven technology services to support the trading, lending, investment, risk management, and connectivity needs of customers. In building our platform, ICE and minority investors contributed capital and assets valued at approximately $483 million prior to the Business Combination, leveraging ICE’s leading competency of creating and operating market infrastructure. Upon our formation, ICE made a cash capital contribution and granted us the right to access ICE’s existing futures and clearing platforms.ICE also partners with us with respect to certain institutional product offerings.

Results of Operations
The following table is our consolidated statements of operations for the Successor period and the Predecessor periods (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Revenues:
Net revenues(1)	$12,532	$8,145
Operating expenses:
Compensation and benefits	35,088	15,233
Professional services	4,675	913
Technology and communication	4,358	2,786
Selling, general and administrative	9,435	6,109
Acquisition-related expenses	516	7,820
Depreciation and amortization	5,851	2,794
Related party expenses (affiliate in Predecessor period)(2)	367	471
Impairment of long-lived assets	—	—
Other operating expenses	728	429
Total operating expenses	61,018	36,555
Operating loss	(48,486)	(28,410)
Interest income (expense), net	61	(49)
Gain from change in fair value of warrant liability	2,428	—
Other income (expense), net	(462)	(338)
Loss before income taxes	(46,459)	(28,797)
Income tax benefit (expense)	3,138	(23)
Net loss	$(43,321)	$(28,820)
Less: Net loss attributable to noncontrolling interest	(36,193)
Net loss attributable to Bakkt Holdings, Inc.	(7,128)

Net loss per share attributable to Bakkt Holdings, Inc.
Class A common stockholders per share:
Basic	$(0.12)	(3)
Diluted	$(0.14)	(3)
(1)The revenue for the three months ended March 31, 2022 and 2021 includes net revenues from related party of $20 and net revenues from affiliate of $(26), respectively.
(2)As a result of the Business Combination, ICE and its affiliates are no longer our affiliates.
(3)Basic and diluted loss per share is not presented for the Predecessor period due to lack of comparability with the Successor period.
Three Months Ended March 31, 2022 (Successor) compared to Three Months Ended March 31, 2021 (Predecessor)
Financial Summary
The three months ended March 31, 2022 included the following notable items relative to the three months ended March 31, 2021:
•Revenue increased $4.4 million, or 54%, primarily driven by strong transaction revenue from the loyalty redemption business; and
•Operating expenses increased $24.5 million, or 67%, primarily driven by increases in non-cash compensation and headcount.

Revenue

	Successor	Predecessor
($ in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	$ Change	% Change
Net revenues	$12,532	$8,145	$4,387	53.9%
Net Revenues
Net revenues consist of transaction revenue and subscription and service revenue. Transaction revenue is net of incentives, rebates and liquidity payments under the Triparty Agreement, reductions in connection with the contribution agreement entered into between Bakkt and ICE in connection with ICE’s formation of Bakkt (the “Contribution Agreement”), and consideration payable to a customer pursuant to an agreement with a strategic partner.
Net revenues increased by $4.4 million, or 53.9%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was comprised of $3.2 million of increased transaction revenue and $1.2 million of increased subscription and service revenue. The increase in transaction revenue was driven by $2.5 million from higher customer activity in our loyalty redemption services business. The increase in subscription and service revenue was primarily related to the addition of new services for an existing loyalty customer.
Operating Expenses
Operating expenses consist of compensation and benefits, professional services, technology and communication expenses, selling, general and administrative expense, acquisition-related expenses, depreciation and amortization, affiliate expenses, impairment of long-lived assets, and other operating expenses.
Compensation and Benefits

	Successor	Predecessor
($ in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	$ Change	% Change
Compensation and Benefits	$35,088	$15,233	$19,855	130.3%
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
Headcount has increased, and will continue to increase, across functions to further strengthen our service offerings and enhance our systems, processes, and controls. We intend to grant equity awards as part of the compensation package for new employees. We expect that our compensation and expenses will decrease as a percentage of our revenue over time. Compensation and benefits increased by $19.9 million, or 130.3%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to increases of $4.0 million in additional salaries, wages and benefits, $1.5 million in contract labor for software development, and $12.6 million in non-cash compensation and incentive bonuses. As a newly public company, we issued restricted stock units (“RSUs”) in the fourth quarter of 2021 that will vest in the second quarter of 2022. These awards accounted for $9.1 million of the total share-based compensation during the three months ended March 31, 2022 period. As we typically grant RSUs with a three-year vesting period, the impact of share-based compensation expenses is expected to be reduced in future periods.

Professional Services

	Successor	Predecessor
($ in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	$ Change	% Change
Professional Services	$4,675	$913	$3,762	412.0%
Professional services expense includes fees for accounting, legal and regulatory fees. Professional services increased by $3.8 million, or 412.0%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to increases of $1.1 million in professional and other fees, $1.9 million in audit and tax fees, and $0.8 million in legal fees.
Technology and Communication

	Successor	Predecessor
($ in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	$ Change	% Change
Technology and Communication	$4,358	$2,786	$1,572	56.4%
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
Technology and communications expense also includes fees paid for access to external market data and associated licensing costs, which may be impacted by growth in electronic contract volume, our capacity requirements, changes in the number of telecommunications hubs, and connections with customers to access our electronic platforms directly. Technology and communications expense increased by $1.6 million, or 56.4%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to an increase of $1.4 million in hardware and software license fees.
Selling, General and Administrative

	Successor	Predecessor
($ in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	$ Change	% Change
Selling, General and Administrative	$9,435	$6,109	$3,326	54.4%
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

Selling, general and administrative costs increased by $3.3 million, or 54.4%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to increases of $4.0 million in insurance expense and $0.4 million in rent, partially offset by a reduction of marketing expenses of $1.7 million. The majority of marketing expenses are web-based promotional campaigns. We expect to increase marketing efforts as part of our broader growth initiatives, which is expected to result in increased selling, general and administrative expenses in future periods.
Acquisition-related Expenses

	Successor	Predecessor
($ in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	$ Change	% Change
Acquisition-related expenses	$516	$7,820	$(7,304)	(93.4%)
Acquisition-related expenses decreased by $7.3 million, or 93.4%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Acquisition-related expenses for the three months ended March 31, 2021 consist of fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms directly related to the Business Combination, which did not recur during the three months ended March 31, 2022. The amount and timing of acquisition-related expenses is expected to vary across periods based on potential transaction activities.
Depreciation and Amortization

	Successor	Predecessor
($ in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	$ Change	% Change
Depreciation and amortization	$5,851	$2,794	$3,057	109.4%
Depreciation and amortization expense consists of amortization of intangible assets from business acquisitions, internally developed software and depreciation of purchased software and computer and office equipment over their estimated useful lives. Intangible assets subject to amortization consist primarily of acquired technology and customer relationships from the Business Combination. Depreciation and amortization increased by $3.1 million, or 109.4%, for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. The increase was primarily due to increases of $3.2 million related to the step-up in basis of the technology and customer relationships acquired in connection with the Business Combination, partially offset by a decrease of $0.1 million related to amortization of trade names during the three months ended March 31, 2021, which is no longer amortizable following the Business Combination in 2021.
Gain from Change in Fair Value of Warrant Liability

	Successor	Predecessor
($ in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	$ Change	% Change
Gain from change in fair value of warrant liability	$2,428	$—	$2,428	n/m

We recorded a gain of $2.4 million during the three months ended March 31, 2022 for the change in fair value on the revaluation of our warrant liability associated with our public warrants. This is a non-cash gain and is driven by fluctuations in the market price of our warrants.
Other expense, net

	Successor	Predecessor
($ in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	$ Change	% Change
Other expense, net	$(462)	$(338)	$(124)	36.7%
Other expense, net primarily consists of non-operating gains and losses. During the three months ended March 31, 2022, we had other expense of $0.5 million as compared to other expense of $0.3 million for the three months ended March 31, 2021. The increase in other expense of $0.1 million was primarily driven by foreign currency transaction losses.

Income tax benefit (expense)

	Successor	Predecessor
($ in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	$ Change	% Change
Income tax benefit (expense)	$3,138	$(23)	$3,161	n/m

Income tax benefit during the three months ended March 31, 2022 primarily consists of deferred tax benefit from net loss allocated to Bakkt Holdings, Inc. during the period.
Liquidity and Capital Resources
Our predecessor principally financed its operations through equity financings in the form of capital contributions from its members and, to a lesser degree, from customer revenues. In addition, in 2018, ICE contributed certain developed assets and rights to use exchange and clearing licenses enabling Bakkt to commence operations. In connection with the closing of the Business Combination, our predecessor’s cash position was supplemented by $532.4 million, which included $325.0 million in proceeds from the closing of a private placement of shares of our Class A common stock and $207.4 million that had previously been held in trust.
As of March 31, 2022, we had $355.2 million and $16.5 million of cash and cash equivalents and restricted cash, respectively, which amounts included the net proceeds raised in connection with the Business Combination, the amounts used to fund redemptions in connection with the Business Combination and the amounts received upon exercise of the public warrants through such date. Cash and cash equivalents consist of cash deposits at banks and money market funds. Restricted cash is held to satisfy certain minimum capital requirements pursuant to regulatory requirements.
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
Our future cash requirements will depend on many factors, including our revenue growth rate, the timing and extent of hiring and associated overhead to support projected growth in our business, sales and marketing costs to drive revenue growth, and software development investments to continue adding features and functionality to our technology platforms to align with market needs. We continue to accelerate our hiring plans along with increasing our marketing and promotional efforts, which we expect to continue in the near future. We may also enter into arrangements to acquire or invest in complementary businesses, services, and technologies which will likely require us to increase our cash consumption.
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
The following table summarizes our cash flows for the periods presented (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net cash flows used in operating activities	$(33,156)	$(974)
Net cash flows used in investing activities	$(3,122)	$(4,054)
Net cash flows provided by (used in) financing activities	$1	$(31)
Operating Activities
Since our inception, we have yet to achieve positive cash flow from operations. Our primary uses of cash include compensation and benefits for headcount-related expenses, investment in software and product development of our technology platforms, most significantly our platform, and associated non-headcount technology and communication cost to develop, operate and support our customer-facing technology platforms.
Net cash flows used in operating activities of $33.2 million for the three months ended March 31, 2022 was primarily related to our net loss of $43.3 million and changes in our operating assets and liabilities of $4.0 million, offset by non-cash charges of $14.2 million. The non-cash charges for the combined 2021 period primarily consisted of share-based compensation of $13.2 million and depreciation and amortization of $5.9 million, offset by a gain from change in fair value of warrant liability of $2.4 million. Net cash outflows from changes in our operating assets and liabilities for the three months ended March 31, 2022 resulted primarily from an increase in accounts receivables of $1.3 million, a decrease of accounts payable and accrued liabilities of $1.7 million and an increase in other assets and liabilities of $4.3 million, which were partially offset by a decrease in prepaid insurance of $4.3 million.
Net cash flows used in operating activities of $1.0 million for the three months ended March 31, 2021 is primarily attributable to our net loss of $28.8 million, offset by non-cash charges of $5.4 million and changes in our operating assets and liabilities of approximately $22.5 million. Non-cash charges primarily consisted of $1.3 million of unit-based compensation expenses and $2.8 million of depreciation and amortization. Net cash inflows from changes in operating assets and liabilities resulted from the return of a deposit with our clearinghouse affiliate of $20.4 million, a $2.9 million increase in accounts payable and accruals and a $1.1 million increase in other assets and liabilities, which were partially offset by a $2.0 million decrease in amounts due to affiliates.

Investing Activities
Net cash flows used in investing activities of $3.1 million for the three months ended March 31, 2022 consisted of capitalized costs of internally developed software. Capital expenditures were primary related to capitalized expenses associated with internally developed software for our technology platforms.
Net cash flows used in investing activities of $4.1 million for the three months ended March 31, 2021 consisted of capitalized costs of internally developed software and other capital expenditures.
Financing Activities
Net cash flows provided by financing activities of less than $0.1 million for the three months ended March 31, 2022 resulted from proceeds from the exercise of public warrants.
Net cash flows used in financing activities of less than $0.1 million for the three months ended March 31, 2021 resulted from payments for capital leases during the period.
Tax Receivable Agreement
Concurrently with the completion of the Business Combination, we entered into a Tax Receivable Agreement with certain Bakkt Equity Holders. Pursuant to the Tax Receivable Agreement, among other things, holders of Bakkt Common Units may, subject to certain conditions, from and after April 16, 2022, exchange such Common Units (along with a corresponding number of shares of our Common Stock), for Class A common stock on a one-for-one basis, subject to the terms of the Exchange Agreement, including our right to elect to deliver cash in lieu of Class A common stock and, in certain cases, adjustments as set forth therein. Bakkt will have in effect an election under Section 754 of the Internal Revenue Code for each taxable year in which an exchange of Bakkt Common Units for Class A common stock (or cash) occurs.
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
The Tax Receivable Agreement provides for the payment by us to exchanging holders of Bakkt Common Units of 85% of certain net income tax benefits, if any, that we realize (or in certain cases is deemed to realize) as a result of these increases in tax basis and certain other tax attributes of Bakkt and tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. This payment obligation is an obligation of the Company and not of Bakkt. For purposes of the Tax Receivable Agreement, the cash tax savings in income tax will be computed by comparing our actual income tax liability (calculated with certain assumptions) to the amount of such taxes that we would have been required to pay had there been no increase (or decrease) to the tax basis of the assets of Bakkt as a result of Bakkt having an election in effect under Section 754 of the Code for each taxable year in which an exchange of Bakkt Common Units for Class A common stock occurs and had we not entered into the Tax Receivable Agreement. Such increase or decrease will be calculated under the Tax Receivable Agreement without regard to any transfers of Bakkt Common Units or distributions with respect to such Bakkt Common Units before the exchange under the Exchange Agreement to which Section 743(b) or 734(b) of the Code applies. As of March 31, 2022, no such exchanges have occurred.

Contractual Obligations and Commitments
The following is a summary of our significant contractual obligations and commitments as of March 31, 2022 (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Purchase obligations(1)	$2,250	$8,750	$9,000	$—	$20,000
Future minimum operating lease payments(2)	(2,642)	5,537	5,765	14,536	23,196
Total contractual obligations	$(392)	$14,287	$14,765	$14,536	$43,196
(1)Represents minimum commitment payments under a four-year cloud computing arrangement.
(2)Represents rental payments under operating leases with remaining non-cancellable terms in excess of one year.
Additionally, we, through our loyalty business, have a purchasing card facility with a bank that we utilize for redemption purchases made from merchant partners as part of our loyalty redemption platform. Expenditures made using the purchasing card facility are payable monthly, are not subject to formula-based restrictions and do not bear interest if amounts outstanding are paid when due and in full. Among other covenants, the purchasing card facility requires that we maintain a month-end cash balance of $40.0 million. In January 2021, the purchasing card facility was extended to April 15, 2022 in order to facilitate a long-term agreement on more favorable terms for us. In April 2022, we further extended the maturity date of the purchasing card facility to August 12, 2022.
On April 7, 2022, we entered into a corporate card services agreement with Bank of America to provide a new purchasing card facility. Total borrowing capacity under the facility is $35 million and there is no defined maturity date. Expenditures made using the purchasing card facility are payable monthly, are not subject to formula-based restrictions and do not bear interest if amounts outstanding are paid when due and in full. The purchasing card facility requires us to maintain a concentration account with the lender subject to a minimum liquidity maintenance requirement of $7.0 million as collateral along with the accounts receivable of our subsidiary, within the loyalty business. Bakkt Holdings, Inc. serves as the guarantor on behalf of our subsidiary under the commercial purchasing card facility.
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
The following table presents a reconciliation of net loss, the most directly comparable GAAP operating performance measure, to our Adjusted EBITDA for each of the periods indicated (in thousands):

	Successor	Predecessor
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net loss	(43,321)	(28,820)
Depreciation and amortization	5,851	2,794
Interest (income) expense	(61)	49
Income tax (benefit) expense	(3,138)	23
EBITDA	(40,669)	(25,954)
Acquisition-related expenses	516	7,820
Share-based and Unit-based compensation expense	13,347	1,256
Gain from change in fair value of warrant liability	(2,428)	—
ICE transition services expense	367	—
Cancellation of common units	(60)	—
Adjusted EBITDA	(28,927)	(16,878)

Adjusted EBITDA for the three months ended March 31, 2022 decreased by $12.0 million or 71.4% as compared to the three months ended March 31, 2021. The decrease was primarily due to a $7.9 million increase in compensation and benefits resulting from an increase in headcount to support the projected growth in our business, a $3.8 million increase professional services including fees for accounting, legal and regulatory fees, and a $3.3 million increase in selling, general and administrative expenses to support the projected growth in our business and requirements of being a public company, including increased insurance premiums and disclosure processes.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP, which requires us to make estimates and apply judgments that affect the reported amounts. We base our estimates on historical experience, as appropriate, and on various other assumptions that we believe to be reasonable under the circumstances. Changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows may be affected.
Due to the COVID-19 pandemic and the military conflict in Eastern Europe, there has been uncertainty and disruption in the global economy and financial markets, which requires us to make certain estimates and assumptions that affect the amounts reported in our consolidated financial statements. The significant estimates and assumptions that affect the financial statements may include, but are not limited to, those that are related to income tax valuation allowances, useful lives of intangible assets and property, equipment and software, fair value of financial assets and liabilities, determining provision for doubtful accounts, valuation of acquired tangible and intangible assets, the impairment of intangible assets and goodwill, and fair market value of Bakkt common units, incentive units and participation units. We have assessed the impact and are not aware of any specific events or circumstances that required an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities as of the date of issuance of this Report. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
For a description of our critical accounting policies and estimates, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K. There have been no material changes to our critical accounting policies and estimates since our Form 10-K.

Recently Issued and Adopted Accounting Pronouncements
Recently issued and adopted accounting pronouncements are described in Note 2 included in this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.
Changes in Internal Control Over Financial Reporting

There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
In addition to the information set forth in this Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Form 10-K, which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in our risk factors from those described in our Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of the Company, as currently in effect	8-K	001-39544	3.1	October 21, 2021

3.2	By-laws of the Company, as currently in effect	8-K	001-39544	3.2	October 21, 2021

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*    Filed herewith.
†    These exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Bakkt Holdings, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bakkt Holdings, Inc.

Date: May 12, 2022	By:	/s/ Gavin Michael
Gavin Michael
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Andrew LaBenne
Andrew LaBenne
Chief Financial Officer (Principal Financial Officer)