Form 10-Q
period 2022-06-30
Bakkt Holdings, Inc.
filed 2022-08-11
CIK 1820302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of August 5, 2022, there were 76,444,501 shares of the registrant’s Class A common stock, 187,338,161 shares of Class V common stock, and 7,140,829 public warrants issued and outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Bakkt Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except unit data)

	Successor
	As of June 30, 2022 (Unaudited)	As of December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$126,751	$391,364
Restricted cash	16,500	16,500
Customer funds	606	551
Available-for-sale securities	188,746	—
Accounts receivable, net	21,844	18,142
Prepaid insurance	23,573	32,206
Safeguarding asset for cryptoassets	147,102	—
Other current assets	7,668	4,784
Total current assets	532,790	463,547
Property, equipment and software, net	21,286	6,121
Goodwill	1,527,118	1,527,118
Intangible assets, net	377,653	388,469
Deposits with clearinghouse, noncurrent	15,150	15,151
Other assets	24,145	13,879
Total assets	$2,498,142	$2,414,285
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$65,573	$64,090
Customer funds payable	606	551
Deferred revenue, current	4,065	4,629
Due to related party	634	617
Safeguarding obligations for cryptoassets	147,102	—
Other current liabilities	2,117	3,717
Total current liabilities	220,097	73,604
Deferred revenue, noncurrent	3,867	4,819
Warrant liability	4,713	17,424
Deferred tax liabilities, net	22,408	11,593
Other noncurrent liabilities	22,390	12,674
Total liabilities	273,475	120,114
Commitments and Contingencies (Note 13)
Class A common stock ($0.0001 par value, 750,000,000 shares authorized, 75,343,724 shares issued and outstanding as of June 30, 2022 and 57,164,388 shares issued and outstanding as of December 31, 2021)	8	6
Class V common stock ($0.0001 par value, 250,000,000 shares authorized, 188,438,938 shares issued and outstanding as of June 30, 2022 and 206,271,792 shares issued and outstanding as of December 31, 2021)	19	21
Additional paid-in capital	718,560	566,766
Accumulated other comprehensive loss	(123)	(55)
Accumulated deficit	(109,367)	(98,342)
Total stockholders’ equity	609,097	468,396
Noncontrolling interest	1,615,570	1,825,775
Total equity	2,224,667	2,294,171
Total liabilities and stockholders’ equity	$2,498,142	$2,414,285

The accompanying notes are an integral part of these consolidated financial statements

Bakkt Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Revenues:
Net revenues (includes related party net revenues of $14 and $34, respectively, and affiliate net revenues of $(17) and $(43), respectively) (1)	$13,572	$8,486	$26,104	$16,631
Operating expenses:
Compensation and benefits	34,247	19,916	69,335	35,150
Professional services	1,910	760	6,585	1,673
Technology and communication	4,164	3,916	8,521	6,702
Selling, general and administrative	9,769	8,956	19,203	15,065
Acquisition-related expenses	178	2,489	694	10,309
Depreciation and amortization	6,098	3,034	11,949	5,828
Related party expenses (affiliate in Predecessor periods) (1)	267	471	634	942
Other operating expenses	490	269	1,219	697
Total operating expenses	57,123	39,811	118,140	76,366
Operating loss	(43,551)	(31,325)	(92,036)	(59,735)
Interest income (expense), net	153	(94)	214	(143)
Gain from change in fair value of warrant liability	10,283	—	12,711	—
Other income (expense), net	374	(311)	(89)	(649)
Loss before income taxes	(32,741)	(31,730)	(79,200)	(60,527)
Income tax benefit (expense)	5,100	(161)	8,238	(184)
Net loss	(27,641)	$(31,891)	(70,962)	$(60,711)
Less: Net loss attributable to noncontrolling interest	(23,744)		(59,936)
Net loss attributable to Bakkt Holdings, Inc.	$(3,897)		$(11,026)

Net loss per share attributable to Bakkt Holdings, Inc.
Class A common stockholders per share:
Basic	$(0.05)	(2)	$(0.17)	(2)
Diluted	$(0.05)	(2)	$(0.18)	(2)

(1)As a result of the Business Combination, ICE and its affiliates are no longer our affiliates. Refer to Note 7 for our related party disclosures.
(2)Basic and diluted loss per share is not presented for the Predecessor period due to lack of comparability with the Successor period.
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net loss	$(27,641)	$(31,891)	$(70,962)	$(60,711)
Currency translation adjustment, net of tax	(382)	94	(194)	173
Unrealized losses on available-for-sale securities	$(13)	$—	$(13)	$—
Comprehensive loss	$(28,036)	$(31,797)	$(71,169)	$(60,538)
Comprehensive loss attributable to noncontrolling interest	(24,030)		(60,076)
Comprehensive loss attributable to Bakkt Holdings, Inc.	$(4,006)		$(11,093)
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Successor)
(in thousands, except unit data)
(Unaudited)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	$	Shares	$
Balance as of December 31, 2021	57,164,388	$6	206,271,792	$21	$566,766	$(98,342)	$(55)	$468,396	$1,825,775	$2,294,171
Share-based compensation (Note 10)	—	—	—	—	13,190	—	—	13,190	—	13,190
Unit-based compensation (Note 10)	—	—	—	—	—	—	—	—	1,118	1,118
Forfeiture and cancellation of common units (Note 10)	—	—	(268,522)	—	—	—	—	—	(60)	(60)
Exercise of warrants (Note 8)	100	—	—	—	1	—	—	1	—	1
Currency translation adjustment, net of tax	—	—	—	—	—	—	41	41	147	188
Net loss	—	—	—	—	—	(7,128)	—	(7,128)	(36,193)	(43,321)
Balance as of March 31, 2022	57,164,488	$6	206,003,270	$21	$579,957	$(105,470)	$(14)	$474,500	$1,790,787	$2,265,287

Share-based compensation (Note 10)	—	—	—	—	8,016	—	—	8,016	—	8,016
Unit-based compensation (Note 10)	—	—	—	—	—	—	—	—	1,063	1,063
Forfeiture and cancellation of common units (Note 10)	—	—	(9,693)	—	—	—	—	—	(15)	(15)
Exercise of warrants (Note 8)	100	—	—	—	1	—	—	1	—	1
Shares issued upon vesting of share-based awards, net of tax withholding	624,497	—	—	—	(2,586)	—	—	(2,586)	—	(2,586)
Exchange of Class V shares for Class A shares	17,554,639	2	(17,554,639)	(2)	152,235	—	—	152,235	(152,235)	—
Increase in deferred tax liability from step-up tax basis related to exchanges of Opco Common Units	—	—	—	—	(19,063)	—	—	(19,063)	—	(19,063)
Currency translation adjustment, net of tax	—	—	—	—	—	—	(105)	(105)	(277)	(382)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(4)	(4)	(9)	(13)
Net loss	—	—	—	—	—	(3,897)	—	(3,897)	(23,744)	(27,641)
Balance as of June 30, 2022	75,343,724	$8	188,438,938	$19	$718,560	$(109,367)	$(123)	$609,097	$1,615,570	$2,224,667

The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Changes in Members’ Equity and Mezzanine Equity (Predecessor)
(in thousands, except unit data)
(Unaudited)

	Class A Voting Units		Class B Voting Units		Class B Warrant		Class C Voting Units		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Member's Equity	Incentive Units		Total Mezzanine Equity
	Units	$	Units	$	Warrants	$	Units	$				Units	$
Balance as of December 31, 2020	400,000,000	$2,613	182,500,000	$182,500	—	$5,426	270,270,270	$310,104	$(112,504)	$191	$388,330	—	$21,452	$21,452
Issuance of Class A voting units (Note 9)	—	110	—	—	—	—	—	—	—	—	110	—	—	—
Unit-based incentive compensation (Note 10)	—	—	—	—	—	—	—	—	—	—	—	—	870	870
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	79	79	—	—	—
Net loss	—	—	—	—	—	—	—	—	(28,820)	—	(28,820)	—	—	—
Balance as of March 31, 2021	400,000,000	$2,723	182,500,000	$182,500	—	$5,426	270,270,270	$310,104	$(141,324)	$270	$359,699	—	$22,322	$22,322

Issuance of Class A voting units (Note 9)	—	174	—	—	—	—	—	—	—	—	174	—	—	—
Unit-based incentive compensation (Note 10)	—	—	—	—	—	—	—	—	—	—	—	—	870	870
Exercise of Class B Warrant for Class B Voting Units	—	—	9,953,454	5,426	—	(5,426)	—	—	—	—	—	—	—	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	94	94	—	—	—
Net loss	—	—	—	—	—	—	—	—	(31,891)	—	(31,891)	—	—	—
Balance as of June 30, 2021	400,000,000	$2,897	192,453,454	$187,926	—	$—	270,270,270	$310,104	$(173,215)	$364	$328,076	—	$23,192	$23,192

The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Successor	Predecessor
	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cash flows from operating activities:
Net loss	$(70,962)	$(60,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,949	5,759
Non-cash lease expense	1,091	731
Share-based compensation expense	21,206	—
Unit-based compensation expense	(797)	2,512
Recognition of affiliate capital contribution	—	284
Amortization of customer consideration asset	—	581
Deferred income tax benefit	(8,248)	—
Unrealized gain on investment in shares of affiliate stock	—	57
Loss on sale of shares of affiliate stock	—	6
Gain from change in fair value of warrant liability	(12,711)	—
Forfeiture and cancellation of common units	(75)	—
Other	171	(55)

Changes in operating assets and liabilities:
Accounts receivable	(3,287)	(1,464)
Prepaid insurance	8,633	(680)
Deposits with clearinghouse affiliate	1	20,199
Accounts payable and accrued liabilities	(2,642)	14,519
Due to related party (affiliate in Predecessor period) (1)	17	(1,259)
Deferred revenues	(1,516)	(666)
Operating lease liabilities	687	(646)
Customer funds payable	55	213
Other assets and liabilities	(4,002)	1,958
Net cash used in operating activities	(60,430)	(18,662)
Cash flows from investing activities:
Capitalized internal-use software development costs and other capital expenditures	(14,763)	(8,249)
Purchase of available-for-sale securities	(189,174)	—
Proceeds from sale of shares of affiliate stock	—	1,759
Proceeds from sale of equipment	—	8
Net cash used in investing activities	(203,937)	(6,482)

Cash flows from financing activities:
Payment of finance lease liability	—	(64)
Proceeds from the exercise of warrants	2	—
Net cash provided by (used in) financing activities	2	(64)
Effect of exchange rate changes	(193)	173
Net decrease in cash, cash equivalents, restricted cash and customer funds	(264,558)	(25,035)
Cash, cash equivalents, restricted cash and customer funds at the beginning of the period	408,415	91,943
Cash, cash equivalents, restricted cash and customer funds at the end of the period	$143,857	$66,908

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Non-cash operating lease right-of-use asset acquired	10,936	—
Supplemental disclosure of non-cash investing and financing activity:
Issuance of Class A voting units in exchange of capital contribution	$—	$284
Deferred tax effect resulting from exchanges of Opco common units	19,063	—
Capitalized internal-use software development costs and other capital expenditures included in accounts payable and accrued liabilities.	1,534	1,902
Reconciliation of cash, cash equivalents, restricted cash and customer funds to consolidated balance sheet:
Cash and cash equivalents	$126,751	$50,114
Restricted cash	16,500	16,500
Customer funds	606	294
Total cash, cash equivalents, restricted cash and customer funds	$143,857	$66,908

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
•Powering Loyalty. We offer a full spectrum of content that retailers and financial institutions can make available to their customers when redeeming loyalty currencies. Our redemption solutions span a variety of rewards categories including merchandise (such as Apple products and services), gift cards, digital experiences and charitable giving. Our travel solution offers a retail e-commerce booking platform, as well as live-agent booking and servicing.

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
In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. The interim results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or for any other future annual or interim period. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes thereto included in the Form 10-K.

Recently Adopted Accounting Pronouncements
Except as described below, for the six months ended June 30, 2022, there were no significant changes to the recently adopted accounting pronouncements applicable to us from those disclosed in Note 2 of our Form 10-K.
On March 31, 2022, the SEC issued Staff Accounting Bulletin ("SAB") Number 121 ("SAB 121"), which provides the SEC staff’s view that it would be appropriate for an entity that has an obligation to safeguard cryptoassets held for platform users to record a liability and corresponding asset on its balance sheet at the fair value of the cryptoassets. SAB 121 also added Section FF to SAB Topic 5 to include interpretive guidance for entities to consider when they have obligations to safeguard cryptoassets held for their platform users. We adopted the guidance in SAB 121 during the quarter ended June 30, 2022 with retrospective application as of January 1, 2022. Refer to footnote 17 for additional information.
3.Revenue from Contracts with Customers
Disaggregation of Revenue
We disaggregate revenue by service type and by platform, respectively, as follows (in thousands):

	Successor	Predecessor	Successor	Predecessor
Service Type	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Transaction revenue, net(a)	$7,032	$3,542	$13,550	$6,837
Subscription and service revenue	6,540	4,944	12,554	9,794
Total revenue	$13,572	$8,486	$26,104	$16,631
(a)Amounts are net of incentives, rebates and liquidity payments, reductions related to the contribution agreement entered into between Bakkt and ICE in connection with ICE’s formation of Bakkt (“Contribution Agreement"), and consideration payable pursuant to an agreement with a strategic partner. These amounts consist of approximately $0.1 million and $0.4 million for the three and six months ended June 30, 2022, respectively. These amounts consist of approximately $0.7 million and $1.6 million for the three and six months ended June 30, 2021, respectively. Included in these amounts are amounts earned from related parties of less than $0.1 million for the three and six months ended June 30, 2022, and amounts earned from affiliates of less than $0.1 million for the three and six months ended June 30, 2021, respectively (Note 7).

	Successor	Predecessor	Successor	Predecessor
Platform	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Digital asset marketplace(b)	$54	$117	$133	$204
Loyalty redemption platform	13,374	8,853	26,110	17,382
Alternative payment platform(c)	144	(484)	(139)	(955)
Total revenue	$13,572	$8,486	$26,104	$16,631
(b)Amounts are net of incentives, rebates and liquidity payments and reductions related to the Contribution Agreement of less than $0.1 million for the three and six months ended June 30, 2022, and approximately $0.1 million and $0.4 million for the three and six months ended June 30, 2021, respectively.
(c)Amounts are net of incentives and consideration payable pursuant to an agreement with a strategic partner of $0.1 million and $0.4 million for the three and six months ended June 30, 2022, respectively, and $0.6 million and $1.2 million for the three and six months ended June 30, 2021, respectively.
We have one reportable segment to which our revenues relate.

Deferred Revenue
Contract liabilities consist of deferred revenues for amounts invoiced prior to us meeting the criteria for revenue recognition. We invoice customers for service fees at the time the service is performed, and such fees are recognized as revenue over time as we satisfy its performance obligation. Contract liabilities are classified as “Deferred revenue, current” and “Deferred revenue, noncurrent” in our consolidated balance sheets. The activity in deferred revenue for the six months ended June 30, 2022 and 2021, respectively, was as follows (in thousands):

	Successor	Predecessor
	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Beginning of the period contract liability	$9,448	$8,385
Revenue recognized from contract liabilities included in the beginning balance	(2,542)	(2,342)
Increases due to cash received, net of amounts recognized in revenue during the period	1,026	1,676
End of the period contract liability	$7,932	$7,719
Remaining Performance Obligations
As of June 30, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations related to partially completed contracts is $23.9 million, comprised of $16.0 million of subscription fees and $7.9 million of service fees that are deferred. We recognize our subscription fees as revenue over a weighted-average period of 41 months (ranges from 2 months – 51 months) and our service fees as revenue over approximately 2 years.
As of June 30, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligations related to partially completed contracts is $25.5 million, comprised of $17.8 million of subscription fees and $7.7 million of service fees that are deferred. We will recognize our subscription fees as revenue over a weighted-average period of 14 months (ranges from 6 months – 60 months) and our service fees as revenue over approximately 3 years.
Contract Costs
For the three and six months ended June 30, 2022, we incurred no incremental costs to obtain and/or fulfill contracts with customers. For the three and six months ended June 30, 2021, we incurred $0.3 million incremental costs to obtain and/or fulfill contracts with customers.
4.Goodwill and Intangible Assets, Net
Changes in goodwill consisted of the following (in thousands):

Successor
Balance as of December 31, 2021	$1,527,118
Foreign currency translation	—
Balance as of June 30, 2022	$1,527,118

Predecessor
Balance as of December 31, 2020	$233,429
Foreign currency translation	(38)
Balance as of June 30, 2021	$233,391
No goodwill impairment charges have been recognized in the periods presented.

Intangible assets consisted of the following (in thousands):

	Successor
	June 30, 2022
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	Indefinite	$241,320	$—	$241,320
Trademarks / trade names	Indefinite	39,470	—	39,470
Technology	4.2	67,310	(11,444)	55,866
Customer relationships	8	44,970	(3,973)	40,997
Total		$393,070	$(15,417)	$377,653

	Successor
	December 31, 2021
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	Indefinite	$241,320	$—	$241,320
Trademarks / trade names	Indefinite	39,470	—	39,470
Technology	4.2	67,310	(3,415)	63,895
Customer relationships	8	44,970	(1,186)	43,784
Total		$393,070	$(4,601)	$388,469
Amortization of intangible assets for the three and six ended June 30, 2022 was $5.4 million and $10.8 million, respectively, and is included in “Depreciation and amortization” in the statements of operations. Amortization of intangible assets for the three and six ended June 30, 2021 was $1.6 million and $3.2 million, respectively, and is included in “Depreciation and amortization” in the statements of operations.
Estimated future amortization for definite-lived intangible assets as of June 30, 2022 is as follows (in thousands):

June 30, 2022
Year ending December 31:
Remainder of 2022	$10,995
2023	21,811
2024	21,871
2025	18,896
2026	7,628
Thereafter	15,662
Total	$96,863

5.Consolidated Balance Sheet Components
Accounts Receivable, Net
Accounts receivable, net consisted of the following (in thousands):

	Successor
	June 30, 2022	December 31, 2021
Trade accounts receivable	$17,018	$11,404
Unbilled receivables	3,753	5,448
Other receivables	1,283	1,500
Total accounts receivable	22,054	18,352
Less: allowance for doubtful accounts	(210)	(210)
Total	$21,844	$18,142

Other Current Assets
Other current assets consisted of the following (in thousands):

	Successor
	June 30, 2022	December 31, 2021
Prepaid expenses	$7,668	$4,784
Total	$7,668	$4,784
Property, Equipment and Software, Net
Property, equipment and software, net consisted of the following (in thousands):

	Successor
	June 30, 2022	December 31, 2021
Internal-use software	$11,292	$3,550
Purchased software	99	17
Office furniture and equipment	92	19
Other computer and network equipment	4,898	2,991
Leasehold improvements	6,770	277
Property, equipment and software, gross	23,151	6,854
Less: accumulated amortization and depreciation	(1,865)	(733)
Total	$21,286	$6,121
For the three and six months ended June 30, 2022, depreciation and amortization expense related to property, equipment and software amounted to approximately $0.7 million and $1.1 million, respectively, of which $0.2 million and $0.3 million, respectively, related to amortization expense of capitalized internal-use software placed in service. For the three and six months ended June 30, 2021, depreciation and amortization expense related to property, equipment and software amounted to approximately $1.4 million and $2.5 million, respectively, of which $1.2 million and $2.1 million, respectively, related to amortization expense of capitalized internal-use software placed in service.

Deposits with Clearinghouse
Deposits with clearinghouse, noncurrent, consisted of the default resource contribution (Note 7). The default resource contribution amounted to approximately $15.2 million as of each of June 30, 2022 and December 31, 2021.
On January 19, 2021, ICE Clear US, Inc. ("ICUS") self-certified a rule change with the CFTC, reducing Bakkt Trust Company LLC's ("Bakkt Trust") financial contribution to the ICUS guaranty fund to approximately $15.2 million from $35.4 million. Following the two-week self-certification period, in which no comments were received from the CFTC, ICUS proceeded with the reduction. On February 3, 2021, ICUS returned $20.2 million to Bakkt Trust. The default resource contribution includes less than $0.1 million of cash margins held with ICUS.
Other Assets
Other assets consisted of the following (in thousands):

	Successor
	June 30, 2022	December 31, 2021
Operating lease right-of-use assets (Note 16)	21,231	11,239
Other	2,914	2,640
Total	$24,145	$13,879
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	Successor
	June 30, 2022	December 31, 2021
Accounts payable	$13,592	$10,646
Accrued expenses	18,016	20,130
Purchasing card payable	18,025	17,698
Salaries and benefits payable	11,694	13,349
Other	4,246	2,267
Total	$65,573	$64,090
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	Successor
	June 30, 2022	December 31, 2021
Participation units liability, current (Note 10)	$538	$2,027
Current maturities of operating lease liability	1,034	615
Other	545	1,075
Total	$2,117	$3,717

Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following (in thousands):

	Successor
	June 30, 2022	December 31, 2021
Participation units liability, non-current (Note 10)	$540	$2,027
Operating lease liability, noncurrent (Note 16)	21,850	10,647
Total	$22,390	$12,674

6.Tax Receivable Agreement
On October 15, 2021, we entered into a Tax Receivable Agreement ("TRA") with certain Opco Equity Holders. Pursuant to the TRA, among other things, holders of Opco common units may, subject to certain conditions, from and after April 16, 2022, exchange such Paired Interests for Class A common stock on a one-for-one basis, subject to the terms of the Exchange Agreement, including our right to elect to deliver cash in lieu of Class A common stock and, in certain cases, adjustments as set forth therein. Opco will have in effect an election under Section 754 of the Internal Revenue Code for each taxable year in which an exchange of Opco common units for Class A common stock (or cash) occurs.
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
The TRA provides for the payment by us to exchanging holders of Opco common units of 85% of certain net income tax benefits, if any, that we realize (or in certain cases is deemed to realize) as a result of these increases in tax basis related to entering into the TRA, including tax benefits attributable to payments under the TRA. This payment obligation is an obligation of the Company and not of Opco. For purposes of the TRA, the cash tax savings in income tax will be computed by comparing our actual income tax liability (calculated with certain assumptions) to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the assets of Opco as a result of Opco having an election in effect under Section 754 of the Code for each taxable year in which an exchange of Opco common units for Class A common stock occurs and had we not entered into the TRA. Such change will be calculated under the TRA without regard to any transfers of Opco common units or distributions with respect to such Opco common units before the exchange under the Exchange Agreement to which Section 743(b) or 734(b) of the Code applies. As of June 30, 2022, 17,554,639 Opco common units were exchanged for Class A common stock. Refer to Note 13 regarding the contingency related to the TRA.
7.Related Parties
ICE Management and Technical Support
In December 2018, we entered into an intercompany services agreement with ICE to provide management and technical support services. For the three and six months ended June 30, 2021, expenses of $0.5 million and $0.9 million, respectively, have been recorded in connection with this agreement and are reflected as “Related party expenses (affiliate in Predecessor periods)” in the statements of operations. Prior to the Business Combination, ICE also made various payroll distributions and payments to vendors on behalf of Opco and made unitary state income taxes on behalf of DACC Technologies, Inc., and Digital Asset Custody Company, Inc. (collectively with DACC Technologies, Inc., “DACC”). We recorded no expense during the three and six months ended June 30, 2022 under this agreement.
Upon consummation of the Business Combination, we entered into a Transition Services Agreement (“TSA”) with ICE, which superseded the intercompany services agreement pursuant to which ICE will provide insurance, digital warehouse, data center, technical support, and other transition-related services in exchange for quarterly service fees to be paid by us. We recognized $0.3 million and $0.6 million of expense related to the TSA for the three and six months ended June 30, 2022, respectively, which is reflected as “Related party expenses (affiliate in Predecessor periods)” in the statements of operations and “Due to related party (affiliate in Predecessor period)” in the balance sheets.
Triparty Agreement
The Triparty Agreement provides for ICE Futures U.S., Inc. ("IFUS") to list for trading one or more digital currency futures and/or options contracts, and for ICUS to serve as the clearing house to provide central counterparty and ancillary services for such contracts. The Triparty Agreement also governs our physically-delivered bitcoin futures and options contracts (“PDF Contracts”). Refer to Note 8 to our consolidated financial statements included in our Form 10-K for additional description of the Triparty Agreement. On July 21, 2022, we entered into an amendment to the Triparty Agreement, which specified certain marketing obligations of the Parties and revised the revenue allocation among the Parties to an equal rate as between Bakkt, on the one hand, and IFUS and ICUS, on the other hand. The Triparty Agreement does not currently have a material effect on the consolidated financial statements.
We recognized revenues related to the Triparty Agreement of less than $0.1 million for each of the three and six months ended June 30, 2022, net of rebates and incentive payments (contra-revenue) of less than $0.1 million for the three and six months ended June 30, 2022. We recognized revenues related to the Triparty Agreement of approximately $0.1 million and $0.4 million for the three and six months ended June 30, 2021, net of rebates and incentive payments (contra-revenue) of $0.1 million and $0.4 million for the three and six months ended June 30, 2021.
The Triparty Agreement also required Bakkt Trust to make, and, subject to certain limits, to replenish as needed a $35.4 million default resource contribution to ICUS, to be used by ICUS in accordance with the ICUS rules. As described in Note 5, the contribution requirement was reduced to $15.0 million in 2021. The contribution is included in the “Deposits with clearinghouse” noncurrent balance. Interest earned on the contribution, net of certain fees and costs, is paid to Bakkt Trust from ICUS. We did not earn any interest for the three and six months ended June 30, 2022 and 2021.
Prior to the Business Combination, we also recognized a capital contribution for the cost of the trading and clearing services provided by IFUS and ICUS pursuant to the Contribution Agreement, which reduced revenue attributable to the Triparty Agreement by $0.2 million and $0.3 million for the three and six months ended June 30, 2021 (Note 9), respectively. We did not recognize a material reduction in revenue related to this capital contribution for the three and six months ended June 30, 2022.
As of June 30, 2022 and December 31, 2021, we had approximately $0.6 million and approximately $0.6 million, respectively, reflected as “Due to related party” in the balance sheets related to the TSA and Triparty Agreement. As of June 30, 2022, we had no amount recorded within “Accounts receivable, net” in the balance sheets related to the Triparty Agreement, and as of December 31, 2021, we had less than $0.1 million recorded.
Other Contractual Relationships with ICE
Prior to the withdrawal of Bakkt Clearing’s ICUS membership on May 20, 2020, Bakkt Clearing was required to hold shares of ICE stock for ICUS membership privileges. These shares were carried at cost basis and evaluated periodically for impairment. In connection with the withdrawal of Bakkt Clearing’s ICUS membership, these shares were remeasured at fair value, with unrealized gains and losses being reflected as “Other income (expense), net” in the statements of operations. In June 2021, we sold all of our shares of ICE stock. During the three and six months ended June 30, 2021, we recorded a realized loss on the sale of shares of affiliate stock of approximately $0.1 million which is included in “Other expense, net”. We did not recognize a loss on the sale of shares of affiliate stock during the three and six months ended June 30, 2022.

8.Warrants
As of June 30, 2022, there were 7,140,829 public warrants outstanding. Public warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the public warrant. Each warrant entitles its holders to purchase one share of Class A common stock at an exercise price of $11.50 per share. The public warrants became exercisable on November 15, 2021. The public warrants will expire on October 15, 2026, or earlier upon redemption or liquidation. We may redeem the outstanding warrants when various conditions are met, such as specific stock prices, as detailed in the specific warrant agreements. The warrants are recorded as a liability and reflected as “Warrant liability” in the balance sheets.
During the three and six months ended June 30, 2022, we received less than $0.1 million in proceeds from the exercise of the public warrants. We recognized a gain from the change in fair value of the warrant liability during the three and six months ended June 30, 2022, of $10.3 million and $12.7 million, respectively.
9.Stockholders’ Equity
Preferred Stock
We are authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The holders of a series of preferred stock shall be entitled only to such voting rights as shall expressly be granted thereto by the Certificate of Incorporation (including any certificate of designation relating to such series of preferred stock). As of June 30, 2022, no shares of preferred stock have been issued.
Common Stock
Class A Common Stock
We are authorized to issue 750,000,000 shares with a par value of $0.0001 per share. Each holder of Class A common stock is entitled to one vote for each share of Class A common stock held of record by such holder on all matters on which stockholders generally or holders of Class A common stock as a separate class are entitled to vote, including the election or removal of directors (whether voting separately as a class or together with one or more classes of our capital stock). As of June 30, 2022, there were 75,343,724 shares of Class A common stock issued and outstanding.
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
Class V Common Stock
We are authorized to issue 250,000,000 shares with par value $0.0001 per share. These shares have no economic value but entitle the holder to one vote per share. Each Opco common unit, when coupled with one share of our Class V common stock is referred to as a “Paired Interest.” Paired Interests may be exchanged for one share of our Class A common stock or a cash amount in accordance with the Third Amended and Restated Limited Liability Company

Agreement of Opco and the Amended and Restated Exchange Agreement. Holders of Paired Interests become eligible on April 16, 2022 under the Exchange Agreement, dated October 15, 2021, to exchange their Paired Interests for Class A common stock or, at our election, cash in lieu thereof. As of June 30, 2022, there were 188,438,938 shares of Class V common stock issued and outstanding.
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
Noncontrolling Interest
Bakkt Holdings, Inc. is the sole managing member of Opco and, as a result, consolidates the financial results of Opco. The Company reports a noncontrolling interest representing the economic interest in Opco held by the other members of Opco. Each Opco common unit, when coupled with one share of our Class V common stock is referred to as a “Paired Interest.” Paired Interests may be exchanged for one share of our Class A common stock or redeemed for a cash amount in accordance with the Third Amended and Restated Limited Liability Company Agreement of Opco and the Amended and Restated Exchange Agreement. In connection with any redemption or exchange, the Company will receive a corresponding number of Opco common units, increasing the Company's total ownership interest in Opco. Changes in our ownership interest in Opco while we retain a controlling interest in Opco will be accounted for as equity transactions. As such, future redemptions or direct exchanges of Opco common units by the noncontrolling members of Opco will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital.
The following table summarizes the ownership interest in Bakkt Opco Holdings, LLC as of June 30, 2022 and December 31, 2021.

	June 30, 2022		December 31, 2021
	Opco Common Units	Ownership %	Opco Common Units	Ownership %
Opco common units held by Bakkt Holdings, Inc. (Class A Common Stock)	75,343,724	29%	57,164,388	22%
Opco common units held by noncontrolling interest holders (Class V Common Stock)	188,438,938	71%	206,271,792	78%
Total Opco common units outstanding	263,782,662	100%	263,436,180	100%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net loss and other comprehensive loss to Bakkt Holdings, Inc. and the noncontrolling interest holders. The noncontrolling interest holders' weighted average ownership percentage for the three and six months ended June 30, 2022 was 72.5% and 75.2%, respectively.
The following table summarizes the effects of changes in ownership of Bakkt Opco Holdings, LLC on the Company's equity during the three and six months ended June 30, 2022 (in thousands).

	Successor
	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Net loss attributable to Bakkt Holdings, Inc.	$(3,897)	$(11,026)
Other comprehensive loss:
Unrealized loss on foreign currency translation adjustment	(105)	(64)
Unrealized losses on available-for-sale securities	(4)	(4)

Transfers from noncontrolling interests:
Increase in additional paid-in capital as a result of the exchange of Opco common units	152,235	152,235

Total effect of changes in ownership interest on equity attributable to Bakkt Holdings, Inc.	$148,229	$141,141

The following table summarizes redemptions of Opco common units activity during the three and six months ended June 30, 2022. There were no exchanges prior to the expiration of the six-month lock-up period on April 16, 2022.

	Successor
	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Exchanges of Opco common units:
Number of Opco common units exchanged by noncontrolling interest holders	17,554,639	17,554,639
Opco common units received by Bakkt Holdings, Inc.	17,554,639	17,554,639

Issuance of Class A common stock:
Shares of Class A common stock issued in connection with exchanges of Opco common units	17,554,639	17,554,639

Cancellation of Class V common stock:
Shares of Class V common stock surrendered and canceled	17,554,639	17,554,639
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
In connection with the Business Combination, the modified warrant units automatically converted into the right to purchase 793,352 Paired Interests in Opco at an exercise price of $5.04 per Paired Interest. As of June 30, 2022, 172,055 modified warrant units have vested but have not been exercised, and the remaining 621,297 warrant units have not vested or been exercised. As of June 30, 2021, no warrant units had vested or been exercised. No expenses were recorded during the three and six months ended June 30, 2022 and 2021, since the service conditions were not probable of being met in those periods.
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
Share-Based Compensation Expense
During the three and six months ended June 30, 2022, we granted 2,323,402 and 9,292,472 RSUs, respectively, to employees and directors of Bakkt and Bakkt Trust. During the three and six months ended June 30, 2022, we granted 26,606 and 4,891,984 PSUs, respectively, which represents 100% of the target award. The majority of these grants were related to initial employment agreements for executives, which were approved by the Compensation Committee of the Board of Directors. We recorded $21.2 million of share-based compensation expense for the six months ended June 30, 2022, which is included in “Compensation and benefits” in the statements of operations.
Unrecognized compensation expense as of June 30, 2022 was $45.1 million for the RSUs and PSUs. The unrecognized compensation expense will be recognized over a weighted-average period of 2.46 years.

RSU and PSU Activity
The following tables summarize RSU and PSU activity under the 2021 Incentive Plan for the six months ended June 30, 2022 (in thousands, except per unit data):

Successor
RSUs and PSUs	Number of RSUs and PSUs	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	2,142		$9.18
Granted	14,184		$4.05	$57,389
Forfeited	(995)
Outstanding as of June 30, 2022	15,331	2.46	$4.71
Vested as of June 30, 2022	1,182
During the six months ended June 30, 2022, we recorded $1.7 million of share-based compensation expense related to the accelerated vesting for certain employees. The expense was partially offset by the reversal for forfeitures of $0.8 million during the six months ended June 30, 2022, primarily comprised of $0.4 million related to an executive resignation.
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

Unit-Based Compensation Expense
Unit-based compensation expense for the six months ended June 30, 2022, was as follows (in thousands):

Successor
Type of unit	Compensation Expense	Statement of Operations and Comprehensive Loss Classification	Balance Sheet Classification
Common incentive unit	$2,106	Compensation and benefits	Noncontrolling interest
Participation unit	(2,978)	Compensation and benefits	Other noncurrent liabilities
Total	$(872)
Unit-based compensation expense for the six months ended June 30, 2021, was as follows (in thousands):

Predecessor
Type of unit	Compensation Expense	Statement of Operations and Comprehensive Loss Classification	Balance Sheet Classification
Preferred incentive unit	$1,014	Compensation and benefits	Mezzanine equity
Common incentive unit	726	Compensation and benefits	Mezzanine equity
Participation unit	772	Compensation and benefits	Other noncurrent liabilities
Total	$2,512
Unrecognized compensation expense as of June 30, 2022 was approximately $3.1 million and less than $0.1 million for common incentive units and participation units, respectively. The unrecognized compensation expense will be recognized over a weighted-average period of 1.29 years.
Unit Activity
The following tables summarize common incentive unit activity under the Opco Plan for the six months ended June 30, 2022 (in thousands, except per unit data):

Successor
Common Incentive Units	Number of Common Incentive Units	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	16,339	1.79	$6.30	$133,240
Granted	—
Forfeited	(279)		$6.30
Outstanding as of June 30, 2022	16,060	1.29	$6.30	$130,969
Vested as of June 30, 2022	11,533			$94,049

The following tables summarize preferred incentive unit and common incentive unit activity under the Opco Plan for the six months ended June 30, 2021 (in thousands, except per unit data):

Predecessor
Preferred Incentive Units	Number of Preferred Incentive Units	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	76,475	6.75	$0.42	$88,711
Granted	—
Forfeited	—
Outstanding as of June 30, 2021	76,475	6.5	$0.42	$141,058
Vested as of June 30, 2021	—

Predecessor
Common Incentive Units	Number of Common Incentive Units	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	26,833	6.75	$0.43	$25,760
Granted	—
Forfeited	—
Outstanding as of June 30, 2021	26,833	6.5	$0.43	$25,760
Vested as of June 30, 2021	—
There were no participation units granted during the three and six months ended June 30, 2022 and 2021. As of June 30, 2022 and December 31, 2021, the total number of participation units outstanding were 0.5 million and 0.7 million, respectively. The fair value of the participation units as of June 30, 2022 and December 31, 2021 was 1.1 million and 4.1 million, respectively. Participation units are settled in cash and the balance is recorded within other current liabilities and other noncurrent liabilities as described in Note 5.
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
•Discount for lack of marketability – an estimated two-year time to exit Predecessor awards and the six-month lock-up restriction on Successor awards is reflected as a discount for lack of marketability estimated using the Finnerty model.
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
The following is a reconciliation of the denominators of the basic and diluted per share computations for net loss (in thousands, except share and per share data):

	Successor	Successor
	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Net Loss per share:
Numerator – basic and diluted:
Net loss	$(27,641)	$(70,962)
Less: Net loss attributable to noncontrolling interest	(23,744)	(59,936)
Net loss attributable to Bakkt Holdings, Inc. – basic	(3,897)	(11,026)
Net loss and tax effect attributable to noncontrolling interests	—	(35,007)
Net loss attributable to Bakkt Holdings, Inc. – diluted	$(3,897)	$(46,033)

Denominator – basic and diluted:
Weighted average shares outstanding – basic	71,226,366	64,234,239
Effect of dilutive securities:
Opco common units	—	194,673,108
Weighted average shares outstanding – diluted	71,226,366	258,907,347

Net loss per share – basic	$(0.05)	$(0.17)
Net loss per share – diluted	$(0.05)	$(0.18)
Potential common shares issuable to employee or directors upon exercise or conversion of shares under our share-based and unit-based compensation plans and upon exercise of warrants are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive.

The following table summarizes the total potential common shares excluded from diluted loss per common share as their effect would be anti-dilutive:

Successor
As of June 30, 2022
RSUs and PSUs	14,149,624
Public warrants	7,140,829
Opco warrants	793,352
Opco unvested incentive units	4,527,603
Opco common units (1)	183,911,335
Total	210,522,743

(1) Opco common units were anti-dilutive for the three months ended June 30, 2022. The Opco common units were dilutive for the six months ended June 30, 2022 as reflected in the weighted average shares outstanding – diluted share count above.

12.Capital Requirements
Bakkt Trust is subject to certain regulatory capital requirements imposed by the New York State Department of Financial Services ("NYDFS"). These capital requirements require Bakkt Trust to maintain positive net worth at the greater of $15.0 million or the sum of the required percentage established for transmitted assets, cold wallet, and hot wallet custody assets. As of June 30, 2022 and 2021, Bakkt Trust had determined that $16.5 million, respectively should be set aside to satisfy these, which is reflected as “Restricted cash” in the balance sheets.
Bakkt Clearing was registered as a futures commission merchant (“FCM”) with the Commodity Futures Trading Commission (“CFTC”) and was a member of the National Futures Association (“NFA”). Bakkt Clearing was subject to CFTC Regulation 1.17, and the NFA capital requirements. Under these requirements, it was generally required to maintain “adjusted net capital” equivalent to the greater of $1.0 million or the sum of 8 percent of customer and noncustomer risk maintenance margin requirements on all positions, as defined. On May 20, 2022, we withdrew Bakkt Clearing's registration in the CFTC and membership in the NFA, which was effective on June 20, 2022. Accordingly, as of June 30, 2022 Bakkt Clearing no longer was required to maintain capital under the rules described above.
Bakkt Marketplace, LLC ("Bakkt Marketplace") is required to maintain tangible member’s equity of a minimum amount, plus the amount of customer funds held in transit since it holds a number of money transmitter licenses and has a virtual currency license (or “BitLicense”) from the NYDFS, which subjects it to NYDFS’ oversight with respect to such business activities conducted in New York State and with New York residents. Tangible member’s equity means member’s equity minus intangible assets and as of June 30, 2022 and December 31, 2021, tangible member’s equity amounted to approximately $5.5 million and approximately $11.0 million, respectively.
The minimum capital requirements to which our subsidiaries are subject may restrict their ability to transfer cash. We may also be required to transfer cash to our subsidiaries such that they may continue to meet these minimum capital requirements.
13.Commitments and Contingencies
401(k) Plan
We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Both Company and employee contributions to the 401(k) plan are discretionary. For the three and six months ended June 30, 2022, we recorded approximately $0.7 million and $1.3 million, respectively, of expenses related to the 401(k) plan. For the three and six months ended June 30, 2021, we recorded approximately $0.5 million and $1.0 million, respectively, of expenses related to the 401(k) plan.
Tax Receivable Agreement
The Company is party to a TRA with certain Opco Equity Holders (Note 6). As of June 30, 2022, the Company has not recorded a liability under the TRA related to the income tax benefits originating from the exchanges of Opco common units as it is not probable that the Company will realize such tax benefits. To the extent the Company is able to realize the income tax benefits associated with the exchanges of Paired Interest subject to the TRA, the TRA payable would range from zero to $10.3 million at June 30, 2022.
The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. Should the Company determine that the payment of the TRA liability becomes probable at a future date based on new information, any changes will be recorded on the Company's condensed consolidated statement of operations and comprehensive loss at that time.
Litigation
As described above, in October 2021, we completed our Business Combination with VPC Impact Acquisition Holdings (“VIH”), pursuant to which VIH changed its name to Bakkt Holdings, Inc. and the current directors and officers of the Company replaced the directors and officers in place prior to the Business Combination. On April 21, 2022, a putative class action complaint was filed against Bakkt Holdings, Inc. and certain of its directors and officers prior to the Business Combination in the U.S. District Court for the Eastern District of New York on behalf of certain purchasers of securities of VIH and/or purchasers of Bakkt Class A common stock issued in connection with the Business Combination. The complaint alleges that VIH made false or misleading statements and omissions of purportedly material fact, in violation of federal securities laws, in connection with disclosures relating to certain of VIH’s financial statements, business, operations, and compliance policies. The complaint alleges that the false or misleading statements and omissions were contained in the registration statement filed in connection with the Business Combination and in other SEC filings made by VIH. The complaint alleges that VIH traded at artificially inflated prices as a result of the allegedly misleading statements and omissions. Plaintiff seeks certification of a class of purchasers of (1) VIH/Bakkt securities between March 31, 2021 and November 19, 2021, both dates inclusive and/or (2) Bakkt Class A common stock pursuant and/or traceable to the registration statement filed in connection with the Business Combination and in such other SEC filings. The complaint seeks damages, as well as the plaintiff’s fees and costs. On August 3, 2022, the Court appointed lead plaintiffs and lead counsel. Bakkt intends to vigorously defend against the allegations. No allegations have been made against any current officer or director of Bakkt other than one current board member, who was both an officer and director of VIH and has continued as a director of Bakkt.
Other legal and regulatory proceedings have arisen and may arise in the ordinary course of business. However, we do not believe that the resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows. However, future results could be materially and adversely affected by new developments relating to the legal proceedings and claims.
Commercial Purchasing Card Facility
We, through our loyalty business, have a purchasing card facility with a bank that we utilize for redemption purchases made from merchant partners as part of our loyalty redemption platform. Expenditures made using the purchasing card facility are payable monthly, are not subject to formula-based restrictions and do not bear interest if amounts outstanding are paid when due and in full. Among other covenants, the purchasing card facility requires us to maintain a month-end cash balance of $40.0 million. In January 2021, the purchasing card facility was extended to April 15, 2022 in order to facilitate a long-term agreement on more favorable terms to us. Bakkt Holdings, Inc. serves as the guarantor on behalf of our subsidiary under the commercial purchasing card facility. In April 2022, we further extended the maturity date of the purchasing card facility to August 12, 2022, which may be extended to the extent necessary to transition over to the purchasing card facility with Bank of America described below.
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

Purchase Obligations
In December 2021, we entered into a four-year cloud computing arrangement which includes minimum contractual payments due to the third-party provider. As of June 30, 2022, our outstanding purchase obligations consist of the following future minimum commitments (in thousands):

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
Our effective tax rates of 15.6% and 10.4% for the three and six months ending June 30, 2022, respectively, differ from statutory rates primarily due to the loss allocated to noncontrolling interest that is not taxed to the Company and the non-deductible expenses related to fair value gains and losses related to the changes in our warrant liability and nondeductible compensation.
Our effective tax rates of (0.5)% and (0.3)% for the three and six months ending June 30, 2021, respectively, differ from statutory rates primarily due to the impact of losses in which no tax benefit is expected to be recognized. The income tax expense during the period related to our operations in Canada.
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

The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. We had no unrecognized tax benefits or related interest and penalties accrued for the three and six ended June 30, 2022 and 2021.
15.Fair Value Measurements
Financial assets and liabilities that are measured at fair value on a recurring basis are classified entirely as Level 1 as follows (in thousands):

	Successor
	As of June 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury debt securities	$188,746	$188,746	$—	$—
Safeguarding asset for cryptoassets	147,102	—	147,102	—
Total Assets	$335,848	$188,746	$147,102	$—

Liabilities:
Safeguarding obligations for cryptoassets	$147,102	$—	$147,102	$—
Warrant liability—public warrants	4,713	4,713	—	—
Total Liabilities	$151,815	$4,713	$147,102	$—

	Successor
	As of December 31, 2021
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability—public warrants	$17,424	$17,424	$—	$—
Total Liabilities	$17,424	$17,424	$—	$—
We classify our investments in debt securities as available-for-sale investments. Debt securities consist of U.S. Treasury debt securities. These investments are held in the custody of a major financial institution. As of June 30, 2022, the Company’s investment in marketable securities – available-for-sale was determined to be a level 1 investment and is recorded in the consolidated balance sheet at fair value.
The fair value of the safeguarding obligations for cryptoassets and the corresponding safeguarding asset for cryptoassets were determined using prices available in the market we determine to be the principal market as of June 30, 2022.
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

16.Leases
The Company leases real estate for office space under operating leases and office equipment under finance leases. As of June 30, 2022, we do not have any active finance leases. We consider a lease to have commenced on the date when we are granted access to the leased asset. Several of these leases include escalation clauses for adjusting rentals.
During the six months ended June 30, 2022, we entered into a new real estate lease for office space in New York, New York, that commenced on January 31, 2022. The lease has a term of 94 months and the total fixed lease payments over the term of the lease are $7.3 million. On April 25, 2022, we signed a lease agreement for call center office space in Alpharetta, Georgia. On May 12, 2022, we executed our option to lease additional space for the Alpharetta call center. The call center lease commenced on June 3, 2022. The lease has a term of 47 months and total fixed lease payments over the term of the lease are approximately $5.9 million.
Our real estate leases have remaining lease terms as of June 30, 2022 ranging from 10 months to 123 months, with one of our leases containing an option to extend the term for a period of 5 years exercisable by us, which we are not reasonably certain of exercising at commencement. None of our leases contain an option to terminate the lease without cause at the option of either party during the lease term. Certain equipment leases contain options to purchase the asset at the fair market value, available with the Company.
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
We have elected the practical expedient under which lease components would not be separated from the non-lease components for all our classes of underlying assets. Accordingly, each lease component and the non-lease components related to the lease component are accounted for as a single lease component. The weighted average remaining lease term for our operating leases was approximately 95 months, and the weighted average discount rate for our operating leases was 5.0%. We were not party to any short-term leases during the periods presented.
17. Safeguarding Obligations For Cryptoassets

We provide bitcoin and ether custody services for our consumer platform users and for standalone custody customers. We do not own cryptoassets held in a custodial capacity on behalf of our customers. We hold the cryptographic key information on behalf of our custodial customers. We also maintain the internal recordkeeping of those assets and are obligated to safeguard the assets and protect them from loss or theft.
As of June 30, 2022, upon the implementation of SAB 121, the Company recorded a safeguarding obligation for cryptoassets of approximately $147.1 million. The safeguarding liability, and corresponding safeguarding asset for cryptoassets on the balance sheet, are measured at the fair value of the cryptoassets held for our customers. The Company is not aware of any actual or possible safeguarding loss events as of June 30, 2022. Therefore, the safeguarding obligation for cryptoassets and the related safeguarding asset for cryptoassets are recorded at the same amount.

We are responsible for holding the following cryptoassets on behalf of our customers as of June 30, 2022 (in thousands):

Successor
June 30, 2022
Bitcoin	$147,064
Ether	38
Safeguarding obligations for cryptoassets	$147,102

Safeguarding asset for cryptoassets	$147,102

18.Investment in Debt Securities
We have investments in certain debt securities, which we record at fair value and present as Available-for-sale securities in the Consolidated Balance Sheet.
Unrealized gains and temporary losses, net of related taxes, are included in accumulated other comprehensive income (loss) (AOCI). Upon realization, those amounts are reclassified from AOCI to earnings. The amortization of premiums and discounts on the investments are included in our results of operations. Realized gains and losses are calculated based on the specific identification method. We classify our investments as current or noncurrent based on the nature of the investments and their availability for use in current operations.
The cost basis and fair value of available-for-sale debt securities with unrealized gains and losses included in equity (AOCI in the Consolidated Statement of Financial Position) were as follows (in thousands):

	Successor
Available-for-sale securities	June 30, 2022			December 31, 2021
	Cost Basis	Unrealized Net Losses	Fair Value	Cost Basis	Unrealized Net Losses	Fair Value
Government debt
U.S. treasury bonds	$188,759	$(13)	$188,746	$—	$—	$—

Total available-for-sale securities	$188,759	$(13)	$188,746	$—	$—	$—

	Successor
Available-for-sale securities in an unrealized loss position	June 30, 2022		December 31, 2021
	Fair Value	Unrealized Net Losses	Fair Value	Unrealized Net Losses
Government debt
U.S. treasury bonds:
Less than 12 months [1]	$89,455	$(42)	$—	$—
12 months or more [1]	—	—	—	—

Total available-for-sale securities	$89,455	$(42)	$—	$—

[1] Indicates the length of time that individual securities have been in a continuous unrealized loss position.

The unrealized losses on our investments in government debt securities relate to changes in interest rates since time of purchase. We do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their respective amortized cost basis. In addition, there were no credit losses on these investments as of June 30, 2022.
The cost basis and fair value of available-for-sale debt securities at June 30, 2022, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	June 30, 2022
	Cost Basis	Fair Value
Due in one year or less	$173,758	$173,753
Due after one year through five years	15,001	14,993
Total debt securities - available-for-sale	$188,759	$188,746
19.Subsequent Events
We have evaluated subsequent events and transactions and determined that no other events or transactions met the definition of a subsequent event for purpose of recognition or disclosure in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of financial condition and results of operations should be read together with the accompanying consolidated financial statements and related notes. References in this section to “we,” “us,” “our,” “Bakkt” or the “Company” and like terms refer to (i) Bakkt Opco Holdings, LLC and its subsidiaries (the “Predecessor”) for the three and six months ended June 30, 2021 (referred to herein as a "Predecessor Periods") and (ii) Bakkt Holdings, Inc. and its subsidiaries (the “Successor”) for the three and six months ended June 30, 2022 (the “Successor Periods”), unless the context otherwise requires. Some of the information contained in this discussion and analysis or set forth elsewhere in this document, including information with respect to our plans and strategy for our business, includes forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed above in “Cautionary Statement Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.”
Overview
Bakkt’s vision is to connect the digital economy. Our platform, which operates at the intersection of cryptoassets (“crypto”), loyalty and rewards, and payments, is uniquely positioned to enable consumers, brands, and financial institutions to better manage, transact with and monetize those assets in new ways.
We believe we are well positioned to provide innovative, multi-faceted product solutions and grow with the evolving digital assets market. Our institutional grade technology platform is at the center of everything we do. It is secure and regulated, born out of our heritage with our former parent company, Intercontinental Exchange, Inc. (“ICE”) (NYSE: ICE). Through these elements, we provide, or are working to provide, products and services in four key areas:
•Enabling Crypto Services. Our platform provides consumers, businesses and institutions easy access to crypto buy and sell capabilities. We enable businesses – particularly those not native to the crypto space, such as platform partners, financial institutions and wallet providers – to provide their customers with the ability to transact in crypto directly in their trusted environments. Our platform provides secure, regulated and institutional-grade infrastructure in a simple, intuitive digital experience.
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
Our Platform

Our platform is built to operate at the intersection of cryptoassets, loyalty and payments, and offers partners the flexibility to choose some or all of our capabilities, and the manner in which these capabilities are enabled for consumers, based on their needs and objectives. Some partners may choose to enable our capabilities directly in their experience, while others may want a “ready-to-go” storefront and leverage capabilities such as our consumer app. Our core platform and infrastructure are built to provide integrations for crypto buy/sell trading, loyalty redemption, payments and exchange, and supports these use cases regardless of where the consumer experience lives. Our institutional-grade platform, born out of ICE, supports "know your customer" ("KYC"), anti-money laundering ("AML"), and other anti-fraud measures to combat financial crime.
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
Upon completion of the Business Combination, VIH was deemed the accounting acquirer and Opco the accounting acquiree. Under the acquisition method of accounting, VIH’s assets and liabilities retained their carrying values and the assets and liabilities associated with Opco were recorded at their fair values measured as of the acquisition date. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. In connection with the Business Combination, all outstanding membership interests and rights to acquire membership interests in Opco were exchanged for an aggregate of 208,200,000 Opco common units and an equal number of newly issued shares of our Class V common stock, par value $0.0001 per share (“Class V common stock”), which are non-economic, voting shares of the Company, of which 207,406,648 are outstanding and 793,352 reserved for issuance upon the exercise of a warrant agreement. Each Opco common unit, when coupled with one share of our Class V common stock is referred to as a “Paired Interest.” Paired Interests may be exchanged for one share of our Class A common stock or a cash amount in accordance with the Third Amended and Restated Limited Liability Company Agreement of Opco and the Amended and Restated Exchange Agreement between the Company and certain holders of Bakkt Common Units, dated as of October 15, 2021. Following the Closing, the Company owned approximately 20.3% of the Opco common units and with the remaining Opco common units being owned by the equity owners of Opco prior to the Merger. Holders of Paired Interests became entitled to exchange their Paired Interests in accordance with the Amended and Restated Exchange Agreement in the second quarter of 2022. As of August 5, 2022, exchanges and forfeitures had resulted in the Company’s ownership of Opco common units increasing to 29.0%.

As a result of the Business Combination, our financial results are broken out between the Predecessor periods (January 1, 2021 through June 30, 2021) and the Successor periods (January 1, 2022 through June 30, 2022).
Safeguarding Obligation Liability and Safeguarding Asset Related to Cryptoassets Held for Other Parties
As detailed in Note 17, upon the adoption of SAB 121, we recorded a safeguarding obligation liability and a corresponding safeguarding asset related to the cryptoassets held for other parties. As of June 30, 2022, the safeguarding obligation liability related to cryptoassets held for other parties was approximately $147.1 million. We have taken steps to mitigate the potential risk of loss for the cryptoassets we hold for other parties, including holding insurance coverage specifically for certain cryptoasset incidents and using secure cold storage to store the vast majority of cryptoassets that we hold. SAB 121 also asks us to consider the legal ownership of the cryptoassets held for other parties, including whether the cryptoassets held for other parties would be available to satisfy general creditor claims in the event of our bankruptcy.
The legal rights with respect to cryptoassets held on behalf of third parties by a custodian, such as us, upon the custodian’s bankruptcy have not yet been settled by courts and are highly fact-dependent. However, based on the terms of our terms of service and applicable law, in the event that we were to enter bankruptcy, we believe the cryptoassets that we hold in custody for users of our platform should be respected as users’ property (and should not be available to satisfy the claims of our general creditors). We do not allow users to purchase cryptoassets on margin, and cryptoassets held on our platform do not serve as collateral for margin loans. We hold cryptoassets in custody for users in one or more omnibus cryptoasset wallets; we do not presently utilize third-party custodians. We hold cryptographic key information and maintain internal record keeping for the cryptoassets we hold in custody for users, and we are obligated to secure such assets from loss or theft. Our contractual arrangements state that our customers and trading partners retain legal ownership of the cryptoassets custodied by us on their behalf; they also benefit from the rewards and bear the risks associated with their ownership, including as a result of any price fluctuations. We have been monitoring and will continue to actively monitor legal and regulatory developments and may consider further steps, as appropriate, to support this contractual position so that in the event of our bankruptcy, the cryptoassets custodied by us should not be deemed to be part of our bankruptcy estate. We do not expect potential future cash flows associated with the cryptoasset safeguarding obligation liability.
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
(consumers)
Terms of Service

Bakkt Clearing was registered as a futures commission merchant (“FCM”) with the Commodity Futures Trading Commission (“CFTC”) and a member of the National Futures Association (“NFA”). On May 20, 2022, we withdrew our registration with CFTC and membership in NFA, which was effective on June 20, 2022.
Bakkt’s white label loyalty redemption platform is largely carried on by its subsidiary, Bridge2 Solutions, LLC, which Bakkt acquired in February 2020.
Our Relationship with ICE
Prior to the consummation of the Business Combination, we were an indirect majority-owned subsidiary of ICE. ICE is a global market infrastructure provider with a history of developing and implementing leading technologies. ICE operates exchanges, clearinghouses, and listing venues for the financial markets alongside offering data-driven technology services to support the trading, lending, investment, risk management, and connectivity needs of customers. In building our platform, ICE and minority investors contributed capital and assets, leveraging ICE’s leading competency of creating and operating market infrastructure. Upon our formation, ICE made a cash capital contribution and granted us the right to access ICE’s existing futures and clearing platforms. ICE also partners with us with respect to certain institutional product offerings.

Results of Operations
The following table is our consolidated statements of operations for the Successor period and the Predecessor periods (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Revenues:
Net revenues(1)	$13,572	$8,486	$26,104	$16,631
Operating expenses:
Compensation and benefits	34,247	19,916	69,335	35,150
Professional services	1,910	760	6,585	1,673
Technology and communication	4,164	3,916	8,521	6,702
Selling, general and administrative	9,769	8,956	19,203	15,065
Acquisition-related expenses	178	2,489	694	10,309
Depreciation and amortization	6,098	3,034	11,949	5,828
Related party expenses (affiliate in Predecessor period)(2)	267	471	634	942
Other operating expenses	490	269	1,219	697
Total operating expenses	57,123	39,811	118,140	76,366
Operating loss	(43,551)	(31,325)	(92,036)	(59,735)
Interest income (expense), net	153	(94)	214	(143)
Gain from change in fair value of warrant liability	10,283	—	12,711	—
Other income (expense), net	374	(311)	(89)	(649)
Loss before income taxes	(32,741)	(31,730)	(79,200)	(60,527)
Income tax benefit (expense)	5,100	(161)	8,238	(184)
Net loss	$(27,641)	$(31,891)	$(70,962)	$(60,711)
Less: Net loss attributable to noncontrolling interest	(23,744)		(59,936)
Net loss attributable to Bakkt Holdings, Inc.	(3,897)		(11,026)

Net loss per share attributable to Bakkt Holdings, Inc.
Class A common stockholders per share:
Basic	$(0.05)	(3)	$(0.17)	(3)
Diluted	$(0.05)	(3)	$(0.18)	(3)
(1)The revenue for the three and six months ended June 30, 2022 includes net revenues from related party of $14 and $34, respectively. The revenue for the three and six months ended June 30, 2021 includes net revenues from affiliate of $(17) and $(43), respectively.
(2)As a result of the Business Combination, ICE and its affiliates are no longer our affiliates.
(3)Basic and diluted loss per share is not presented for the Predecessor period due to lack of comparability with the Successor period.

Three Months Ended June 30, 2022 (Successor) compared to Three Months Ended June 30, 2021 (Predecessor)
Financial Summary
The three months ended June 30, 2022 included the following notable items relative to the three months ended June 30, 2021:
•Revenue increased $5.1 million, or 60%, primarily driven by strong transaction revenue from the loyalty redemption business; and
•Operating expenses increased $17.3 million, or 43%, primarily driven by increases in non-cash compensation and headcount.
Revenue

	Successor	Predecessor
($ in thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	$ Change	% Change
Net revenues	$13,572	$8,486	$5,086	59.9%
Net Revenues
Net revenues consist of transaction revenue and subscription and service revenue. We receive revenue when consumers use our services to buy, sell, and spend digital assets. We generate revenue across our platform in the following key areas:
•Subscription and service revenue. We receive a recurring subscription revenue stream from partner platform fees as well as service revenue from software development fees and call center support.
•Transaction revenue. We generate transaction revenue though loyalty redemption volumes where we receive a percentage fee based on the volume and from crypto buy/sell where we make a spread on both legs of the transaction.
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
Transaction revenue is net of incentives, rebates and liquidity payments, reductions in connection with the contribution agreement entered into between Bakkt and ICE in connection with ICE’s formation of Bakkt (the “Contribution Agreement”), and consideration payable to a customer pursuant to an agreement with a strategic partner.
Net revenues increased by $5.1 million, or 59.9%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was comprised of $3.5 million of increased transaction revenue and $1.6 million of increased subscription and service revenue. The increase in transaction revenue was primarily driven by $2.3 million from higher customer activity in our loyalty redemption services business. The increase in subscription and service revenue was primarily related to the addition of new services for an existing loyalty customer.

Operating Expenses
Operating expenses consist of compensation and benefits, professional services, technology and communication expenses, selling, general and administrative expense, acquisition-related expenses, depreciation and amortization, affiliate expenses, impairment of long-lived assets, and other operating expenses.
Compensation and Benefits

	Successor	Predecessor
($ in thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	$ Change	% Change
Compensation and Benefits	$34,247	$19,916	$14,331	72.0%
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
Headcount has increased, and will continue to increase, across functions to further strengthen our service offerings and enhance our systems, processes, and controls. We intend to grant equity awards as part of the compensation package for new employees. We expect that our compensation and expenses will decrease as a percentage of our revenue over time. Compensation and benefits increased by $14.3 million, or 72.0%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to increases of $4.7 million in additional salaries, wages and benefits, $2.7 million in contract labor for software development, and $4.6 million in non-cash compensation and incentive bonuses.
Professional Services

	Successor	Predecessor
($ in thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	$ Change	% Change
Professional Services	$1,910	$760	$1,150	151.3%
Professional services expense includes fees for accounting, legal and regulatory fees. Professional services increased by $1.2 million, or 151.3%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to increases of $0.6 million in professional and other fees and $1.0 million in legal fees, partially offset by a decrease of $0.6 million in audit and tax fees.
Technology and Communication

	Successor	Predecessor
($ in thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	$ Change	% Change
Technology and Communication	$4,164	$3,916	$248	6.3%
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

Technology and communications expense also includes fees paid for access to external market data and associated licensing costs, which may be impacted by growth in electronic contract volume, our capacity requirements, changes in the number of telecommunications hubs, and connections with customers to access our electronic platforms directly. Technology and communications expense increased by $0.2 million, or 6.3%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to an increase of $0.9 million in hardware and software license fees, partially offset by a decrease of $0.8 million in hosting fees.
Selling, General and Administrative

	Successor	Predecessor
($ in thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	$ Change	% Change
Selling, General and Administrative	$9,769	$8,956	$813	9.1%
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
Selling, general and administrative costs increased by $0.8 million, or 9.1%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to increases of $4.0 million in insurance expense and $0.5 million in rent, partially offset by a reduction of marketing expenses of $4.3 million. The majority of marketing expenses are web-based promotional campaigns. We expect to increase marketing efforts as part of our broader growth initiatives, which is expected to result in increased selling, general and administrative expenses in future periods.
Acquisition-related Expenses

	Successor	Predecessor
($ in thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	$ Change	% Change
Acquisition-related expenses	$178	$2,489	$(2,311)	(92.8%)
Acquisition-related expenses decreased by $2.3 million, or 92.8%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Acquisition-related expenses for the three months ended June 30, 2021 consist of fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms directly related to the Business Combination, which did not recur during the three months ended June 30, 2022. The amount and timing of acquisition-related expenses is expected to vary across periods based on potential transaction activities.
Depreciation and Amortization

	Successor	Predecessor
($ in thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	$ Change	% Change
Depreciation and amortization	$6,098	$3,034	$3,064	101.0%

Depreciation and amortization expense consists of amortization of intangible assets from business acquisitions, internally developed software and depreciation of purchased software and computer and office equipment over their estimated useful lives. Intangible assets subject to amortization consist primarily of acquired technology and customer relationships from the Business Combination. Depreciation and amortization increased by $3.1 million, or 101.0%, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. The increase was primarily due to increases of $3.0 million related to the step-up in basis of the technology and customer relationships acquired in connection with the Business Combination.
Gain from Change in Fair Value of Warrant Liability

	Successor	Predecessor
($ in thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	$ Change	% Change
Gain from change in fair value of warrant liability	$10,283	$—	$10,283	n/m
We recorded a gain of $10.3 million during the three months ended June 30, 2022 for the change in fair value on the revaluation of our warrant liability associated with our public warrants. This is a non-cash gain and is driven by fluctuations in the market price of our warrants.
Other income (expense), net

	Successor	Predecessor
($ in thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	$ Change	% Change
Other income (expense), net	$374	$(311)	$685	(220.3%)
Other expense, net primarily consists of non-operating gains and losses. During the three months ended June 30, 2022, we had other income of $0.4 million as compared to other expense of $0.3 million for the three months ended June 30, 2021. The increase in other expense of $0.7 million was primarily driven by foreign currency transaction gains and losses.

Income tax benefit (expense)

	Successor	Predecessor
($ in thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	$ Change	% Change
Income tax benefit (expense)	$5,100	$(161)	$5,261	n/m

Income tax benefit during the three months ended June 30, 2022 primarily consists of deferred tax benefit from net loss allocated to Bakkt Holdings, Inc. during the period.
Six Months Ended June 30, 2022 (Successor) compared to Six Months Ended June 30, 2021 (Predecessor)
Financial Summary
The six months ended June 30, 2022 included the following notable items relative to the six months ended June 30, 2021:
•Revenue increased $9.5 million, or 57%, primarily driven by strong transaction revenue from the loyalty redemption business; and

•Operating expenses increased $41.8 million, or 55%, primarily driven by increases in non-cash compensation and headcount.
Revenue

	Successor	Predecessor
($ in thousands)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	$ Change	% Change
Net revenues	$26,104	$16,631	$9,473	57.0%
Net Revenues
Net revenues increased by $9.5 million, or 57.0%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was comprised of $6.7 million of increased transaction revenue and $2.8 million of increased subscription and service revenue. The increase in transaction revenue was driven by $4.8 million from higher customer activity in our loyalty redemption services business and $1.4 million from lower incentives and rebates. The increase in subscription and service revenue was primarily related to the addition of new services for an existing loyalty customer.
Operating Expenses
Operating expenses consist of compensation and benefits, professional services, technology and communication expenses, selling, general and administrative expense, acquisition-related expenses, depreciation and amortization, affiliate expenses, impairment of long-lived assets, and other operating expenses.
Compensation and Benefits

	Successor	Predecessor
($ in thousands)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	$ Change	% Change
Compensation and Benefits	$69,335	$35,150	$34,185	97.3%
Compensation and benefits increased by $34.2 million, or 97.3%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to increases of $8.7 million in additional salaries, wages and benefits, $4.1 million in contract labor for software development, and $17.2 million in non-cash compensation and incentive bonuses. As a newly public company, we issued restricted stock units (“RSUs”) in the fourth quarter of 2021 that vested in the second quarter of 2022. These awards accounted for $9.9 million of the total share-based compensation during the six months ended June 30, 2022. As we typically grant RSUs with a three-year vesting period, the impact of share-based compensation expenses is expected to be reduced in future periods.
Professional Services

	Successor	Predecessor
($ in thousands)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	$ Change	% Change
Professional Services	$6,585	$1,673	$4,912	n/m
Professional services increased by $4.9 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to increases of $1.6 million in professional and other fees, $1.5 million in audit and tax fees, and $1.8 million in legal fees.

Technology and Communication

	Successor	Predecessor
($ in thousands)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	$ Change	% Change
Technology and Communication	$8,521	$6,702	$1,819	27.1%
Technology and communications expense increased by $1.8 million, or 27.1%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to an increase of $2.3 million in hardware and software license fees, partially offset by a decrease of $0.7 million in hosting fees.
Selling, General and Administrative

	Successor	Predecessor
($ in thousands)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	$ Change	% Change
Selling, General and Administrative	$19,203	$15,065	$4,138	27.5%
Selling, general and administrative costs increased by $4.1 million, or 27.5%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to increases of $8.0 million in insurance expense and $0.9 million in rent, partially offset by a reduction of marketing expenses of $6.0 million.
Acquisition-related Expenses

	Successor	Predecessor
($ in thousands)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	$ Change	% Change
Acquisition-related expenses	$694	$10,309	$(9,615)	(93.3%)
Acquisition-related expenses decreased by $9.6 million, or 93.3%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Acquisition-related expenses for the six months ended June 30, 2021 consist of fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms directly related to the Business Combination, which did not recur during the six months ended June 30, 2022. The amount and timing of acquisition-related expenses is expected to vary across periods based on potential transaction activities.
Depreciation and Amortization

	Successor	Predecessor
($ in thousands)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	$ Change	% Change
Depreciation and amortization	$11,949	$5,828	$6,121	105.0%
Depreciation and amortization increased by $6.1 million, or 105.0%, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. The increase was primarily due to increases of $6.2 million related to the step-up in basis of the technology and customer relationships acquired in connection with the Business Combination, partially offset by a decrease of $0.1 million related to amortization of trade names during the six months ended June 30, 2021, which is no longer amortizable following the Business Combination in 2021.

Gain from Change in Fair Value of Warrant Liability

	Successor	Predecessor
($ in thousands)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	$ Change	% Change
Gain from change in fair value of warrant liability	$12,711	$—	$12,711	n/m
We recorded a gain of $12.7 million during the six months ended June 30, 2022 for the change in fair value on the revaluation of our warrant liability associated with our public warrants. This is a non-cash gain and is driven by fluctuations in the market price of our warrants.
Other income (expense), net

	Successor	Predecessor
($ in thousands)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	$ Change	% Change
Other income (expense), net	$(89)	$(649)	$560	(86.3%)
During the six months ended June 30, 2022, we had other expense of $0.1 million as compared to other expense of $0.6 million for the six months ended June 30, 2021. The decrease in other expense of $0.6 million was primarily driven by foreign currency transaction gains and losses.

Income tax benefit (expense)

	Successor	Predecessor
($ in thousands)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	$ Change	% Change
Income tax benefit (expense)	$8,238	$(184)	$8,422	n/m

Income tax benefit during the six months ended June 30, 2022 primarily consists of deferred tax benefit from net loss allocated to Bakkt Holdings, Inc. during the period.

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
As of June 30, 2022, we had $126.8 million and $16.5 million of cash and cash equivalents and restricted cash, respectively, which included the net proceeds raised in connection with the Business Combination, the amounts used to fund redemptions in connection with the Business Combination and the amounts received upon exercise of the public warrants through such date, partially offset by cash used in operations and investments in available for sale debt securities of $189.2 million during the three and six months ended June 30, 2022. As of June 30, 2022, we had $188.7 million of available for sale debt securities that mature over the next 5 to 15 months. Cash and cash equivalents consist of cash deposits at banks and money market funds. Restricted cash is held to satisfy certain minimum capital requirements pursuant to regulatory requirements.

We intend to use our unrestricted cash and expected proceeds from maturity of available for sale debt securities to (i) increase our sales and marketing efforts, (ii) expand our research and product development efforts, and (iii) maintain and expand our technology infrastructure and operational support. In addition, we may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies or intellectual property rights. However, we have no agreements or commitments with respect to any such acquisitions or investments at this time.
Our expected uses of available funds are based upon our present plans, objectives and business condition. We have not determined all of the particular uses for the available funds, and management has not estimated the amount of funds, or the range of funds, to be used for any particular purpose. As a result, our management retain broad discretion over the available funds.
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
The following table summarizes our cash flows for the periods presented (in thousands):

	Successor	Predecessor
	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net cash flows used in operating activities	$(60,430)	$(18,662)
Net cash flows used in investing activities	$(203,937)	$(6,482)
Net cash flows provided by (used in) financing activities	$2	$(64)
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
Net cash flows used in operating activities of $60.4 million for the six months ended June 30, 2022 was primarily related to our net loss of $71.0 million and changes in our operating assets and liabilities of $2.1 million, offset by non-cash charges of $12.6 million. The non-cash charges primarily consisted of share-based compensation of $21.2 million and depreciation and amortization of $11.9 million, offset by a gain from change in fair value of warrant liability of $12.7 million. Net cash outflows from changes in our operating assets and liabilities for the six months ended June 30, 2022 resulted primarily from an increase in accounts receivables of $3.3 million, a decrease of accounts payable and accrued liabilities of $2.6 million and an increase in other assets and liabilities of $4.0 million, which were partially offset by a decrease in prepaid insurance of $8.6 million.

Net cash flows used in operating activities of $18.7 million for the six months ended June 30, 2021 is primarily attributable to our net loss of $60.7 million, offset by non-cash charges of $9.9 million and changes in our operating assets and liabilities of approximately $32.2 million. Non-cash charges primarily consisted of $2.5 million of unit-based compensation expenses and $5.8 million of depreciation and amortization. Net cash inflows from changes in operating assets and liabilities resulted from the return of a deposit with our clearinghouse affiliate of $20.2 million, a $14.5 million increase in accounts payable and accruals and a $2.0 million increase in other assets and liabilities, which were partially offset by a $1.5 million increase in accounts receivables and a $1.3 million decrease in amounts due to affiliates.
Investing Activities
Net cash flows used in investing activities of $203.9 million for the six months ended June 30, 2022 consisted of $189.2 million related to the purchase of available for sale debt securities and $14.8 million of capitalized costs of internally developed software for our technology platforms.
Net cash flows used in investing activities of $6.5 million for the six months ended June 30, 2021 consisted of $8.2 million of capitalized costs of internally developed software, partially offset by $1.8 million related to the proceeds from sale of shares of affiliate stock.
Financing Activities
Net cash flows provided by financing activities of less than $0.1 million for the six months ended June 30, 2022 resulted from proceeds from the exercise of public warrants.
Net cash flows used in financing activities of less than $0.1 million for the six months ended June 30, 2021 resulted from payments for capital leases during the period.
Tax Receivable Agreement
Concurrently with the completion of the Business Combination, we entered into a TRA with certain Bakkt Equity Holders. Pursuant to the TRA, among other things, holders of Bakkt Common Units may, subject to certain conditions, from and after April 16, 2022, exchange such Common Units (along with a corresponding number of shares of our Common Stock), for Class A common stock on a one-for-one basis, subject to the terms of the Exchange Agreement, including our right to elect to deliver cash in lieu of Class A common stock and, in certain cases, adjustments as set forth therein. Bakkt will have in effect an election under Section 754 of the Internal Revenue Code for each taxable year in which an exchange of Bakkt Common Units for Class A common stock (or cash) occurs.
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
The TRA provides for the payment by us to exchanging holders of Bakkt Common Units of 85% of certain net income tax benefits, if any, that we realize (or in certain cases is deemed to realize) as a result of these increases in tax basis related to entering into the TRA, including tax benefits attributable to payments under the TRA. This payment obligation is an obligation of the Company and not of Bakkt. For purposes of the TRA, the cash tax savings in income tax will be computed by comparing our actual income tax liability (calculated with certain assumptions) to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the assets of Bakkt as a result of Bakkt having an election in effect under Section 754 of the Code for each taxable year in which an exchange of Bakkt Common Units for Class A common stock occurs and had we not entered into the TRA. Such change will be calculated under the TRA without regard to any transfers of Bakkt Common Units or distributions with respect to such Bakkt Common Units before the exchange under the Exchange Agreement to which Section 743(b) or 734(b) of the Code applies. As of June 30, 2022, 17,554,639 Opco common units were exchanged for Class A common stock. Based on the Company's history of taxable losses, the Company has concluded that it is not probable to expect cash tax payments in the foreseeable future and as such, no value has been recorded under the TRA.
Contractual Obligations and Commitments
The following is a summary of our significant contractual obligations and commitments as of June 30, 2022 (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Purchase obligations(1)	$2,250	$8,750	$9,000	$—	$20,000
Future minimum operating lease payments(2)	(883)	9,209	7,283	13,797	29,406
Total contractual obligations	$1,367	$17,959	$16,283	$13,797	$49,406
(1)Represents minimum commitment payments under a four-year cloud computing arrangement.
(2)Represents rental payments under operating leases with remaining non-cancellable terms in excess of one year.
Additionally, we, through our loyalty business, have a purchasing card facility with a bank that we utilize for redemption purchases made from merchant partners as part of our loyalty redemption platform. Expenditures made using the purchasing card facility are payable monthly, are not subject to formula-based restrictions and do not bear interest if amounts outstanding are paid when due and in full. Among other covenants, the purchasing card facility requires that we maintain a month-end cash balance of $40.0 million. In January 2021, the purchasing card facility was extended to April 15, 2022 in order to facilitate a long-term agreement on more favorable terms for us. In April 2022, we further extended the maturity date of the purchasing card facility to August 12, 2022, which may be extended to the extent necessary to transition over to the purchasing card facility with Bank of America described below.
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
Non-GAAP financial measures like Adjusted EBITDA have limitations, should be considered as supplemental in nature and are not meant as a substitute for the related financial information prepared in accordance with GAAP. These limitations include the following:
•Share-based and unit-based compensation expense, including changes in the fair value of our participation unit liability, which has been excluded from Adjusted EBITDA because the amount of such expenses in any specific period may not directly correlate to the underlying performance of our business operations, has been, and will continue to be for the foreseeable future, a significant recurring expense in our business and an important part of our compensation strategy;
•changes in the fair value of our warrant liability, which in any specific period may not directly correlate to the underlying performance of our business operations, and do not necessarily reflect future cash outlays as the liability is remeasured at each reporting date;
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

The following table presents a reconciliation of net loss, the most directly comparable GAAP operating performance measure, to our Adjusted EBITDA for each of the periods indicated (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net loss	(27,641)	(31,891)	(70,962)	(60,711)
Depreciation and amortization	6,098	3,034	11,949	5,828
Interest (income) expense	(153)	94	(214)	143
Income tax (benefit) expense	(5,100)	161	(8,238)	184
EBITDA	(26,796)	(28,602)	(67,465)	(54,556)
Acquisition-related expenses	178	2,489	694	10,309
Share-based and Unit-based compensation expense	7,062	1,256	20,409	2,512
Gain from change in fair value of warrant liability	(10,283)	—	(12,711)	—
ICE transition services expense	267	—	634	—
Cancellation of common units	(15)	—	(75)	—
Adjusted EBITDA	(29,587)	(24,857)	(58,514)	(41,735)
Adjusted EBITDA for the three months ended June 30, 2022 decreased by $4.7 million or 19.0% as compared to the three months ended June 30, 2021. The decrease was primarily due to a $8.6 million increase in compensation and benefits resulting from an increase in headcount to support the projected growth in our business, a $1.2 million increase professional services including fees for accounting, legal and regulatory fees, and a $0.8 million increase in selling, general and administrative expenses to support the projected growth in our business and requirements of being a public company, including increased insurance premiums and disclosure processes. The increases in these expenses were partially offset by the increase in revenue of $5.1 million over the same periods.
Adjusted EBITDA for the six ended June 30, 2022 decreased by $16.8 million or 40.2% as compared to the six months ended June 30, 2021. The decrease was primarily due to a $16.5 million increase in compensation and benefits resulting from an increase in headcount to support the projected growth in our business, a $4.9 million increase professional services including fees for accounting, legal and regulatory fees, and a $4.1 million increase in selling, general and administrative expenses to support the projected growth in our business and requirements of being a public company, including increased insurance premiums and disclosure processes. The increases in these expenses were partially offset by the increase in revenue of $9.5 million over the same periods.
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
Changes in Internal Control Over Financial Reporting

There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The results of any litigation cannot be predicted with certainty, and an unfavorable resolution in any legal proceedings could materially affect our future business, results of operations, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. For additional information on our ongoing legal proceedings, please refer to Note 13 Commitments and Contingencies in our unaudited consolidated financials included in this Report on Form 10-Q.

Item 1A. Risk Factors.
In addition to the information set forth in this Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Form 10-K, which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in our risk factors from those described in our Form 10-K other than as set forth below:
The obligations associated with safeguarding cryptoassets involve unique risks and uncertainties, including the the risk of loss and lack of legal precedent regarding how cryptoassets would be treated in the event of our bankruptcy.
The obligations associated with custodial and other arrangements to safeguard cryptoassets involve unique risks and uncertainties. Nonetheless, our contractual arrangements state that our customers and trading partners retain legal ownership of the cryptoassets custodied by us on their behalf; they have the right to sell, pledge, or transfer the cryptoassets; and they also benefit from the rewards and bear the risks associated with the ownership, including as a result of any price fluctuations of the cryptoassets. Accordingly, based on the terms of our user agreement and applicable law, we believe that the cryptoassets we hold in custody for users of our platform should be respected as users’ property (and should not be available to satisfy the claims of our general creditors) in the event of our bankruptcy. To our knowledge, however, no court has considered the issues that would be presented in such a case. Accordingly, the lack of precedent and the fact-dependent nature of the determination of such claims in bankruptcy could delay or preclude the return of such cryptoassets to our customers. Although we are well-capitalized, to the extent users are concerned that cryptoassets might not be secure in a bankruptcy generally, their willingness to hold crypto in custodial accounts and their general interest in trading cryptoassets might decline. Further, to the extent prospective partners share these same concerns, their willingness to enter into relationships with us whereby they market our crypto services to their customers, may decline.
In addition, our cryptocurrency product offerings could have the effect of heightening or exacerbating many of the risk factors described in “Item 1A, Risk Factors”, in our Form 10-K, and may adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of the Company, as currently in effect	8-K	001-39544	3.1	October 21, 2021

3.2	By-laws of the Company, as currently in effect	8-K	001-39544	3.2	October 21, 2021

10.1	Amended and Restated Exchange Agreement dated May 3, 2022 by and between Bakkt Holdings, Inc. and the other parties named therein.	8-K	001-39544	10.1	May 4, 2022

10.2*	Bakkt Holdings, Inc. Outside Director Compensation Program

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Bakkt Holdings, Inc.

Date: August 11, 2022	By:	/s/ Gavin Michael
Gavin Michael
Chief Executive Officer and President (Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Karen Alexander
Karen Alexander
Chief Financial Officer and Chief Accounting Officer (Principal Financial Officer)