Form 10-Q
period 2022-09-30
Bakkt Holdings, Inc.
filed 2022-11-10
CIK 1820302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of November 1, 2022, there were 78,592,887 shares of the registrant’s Class A common stock, 185,442,358 shares of Class V common stock, and 7,140,808 public warrants issued and outstanding.

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
•    the expected timing and impact of our acquisition of Apex (as defined below); and
•    expansion plans and opportunities.

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
•    our ability to obtain all the necessary approvals to close our acquisition of Apex and successfully integrate the acquired business and employees;

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Bakkt Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	Successor
	As of September 30, 2022 (Unaudited)	As of December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$159,850	$391,364
Restricted cash	16,525	16,500
Customer funds	592	551
Available-for-sale securities	113,867	—
Accounts receivable, net	22,106	18,142
Prepaid insurance	20,577	32,206
Safeguarding asset for cryptoassets	119,359	—
Other current assets	6,148	4,784
Total current assets	459,024	463,547
Property, equipment and software, net	29,384	6,121
Goodwill	137,195	1,527,118
Intangible assets, net	214,366	388,469
Deposits with clearinghouse, noncurrent	15,150	15,151
Other assets	23,425	13,879
Total assets	$878,544	$2,414,285
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$56,184	$64,090
Customer funds payable	592	551
Deferred revenue, current	3,835	4,629
Due to related party	901	617
Safeguarding obligations for cryptoassets	119,359	—
Other current liabilities	3,423	3,717
Total current liabilities	184,294	73,604
Deferred revenue, noncurrent	3,580	4,819
Warrant liability	4,284	17,424
Deferred tax liabilities, net	2,736	11,593
Other noncurrent liabilities	24,825	12,674
Total liabilities	219,719	120,114
Commitments and contingencies (Note 13)
Class A common stock ($0.0001 par value, 750,000,000 shares authorized, 77,682,402 shares issued and outstanding as of September 30, 2022 and 57,164,388 shares issued and outstanding as of December 31, 2021)	8	6
Class V common stock ($0.0001 par value, 250,000,000 shares authorized, 186,352,843 shares issued and outstanding as of September 30, 2022 and 206,271,792 shares issued and outstanding as of December 31, 2021)	19	21
Additional paid-in capital	763,187	566,766
Accumulated other comprehensive loss	(400)	(55)
Accumulated deficit	(577,499)	(98,342)
Total stockholders’ equity	185,315	468,396
Noncontrolling interest	473,510	1,825,775
Total equity	658,825	2,294,171
Total liabilities and stockholders’ equity	$878,544	$2,414,285

The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Revenues:
Net revenues (includes related party net revenues of $6 and $40, respectively, and affiliate net revenues of $(111) and $(154), respectively) (1)	$12,860	$9,142	$38,964	$25,773
Operating expenses:
Compensation and benefits	37,800	22,225	107,135	57,375
Professional services	2,707	3,334	9,291	5,006
Technology and communication	4,137	3,148	12,659	9,851
Selling, general and administrative	7,792	4,449	26,995	19,514
Acquisition-related expenses	454	1,766	1,148	12,075
Depreciation and amortization	6,391	3,270	18,340	9,098
Related party expenses (affiliate in Predecessor periods) (1)	267	471	901	1,413
Goodwill and intangible assets impairments	1,547,711	—	1,547,711	—
Other operating expenses	502	341	1,721	1,038
Total operating expenses	1,607,761	39,004	1,725,901	115,370
Operating loss	(1,594,901)	(29,862)	(1,686,937)	(89,597)
Interest income (expense), net	623	(96)	838	(239)
Gain from change in fair value of warrant liability	428	—	13,139	—
Other income, net	696	1,123	607	473
Loss before income taxes	(1,593,154)	(28,835)	(1,672,353)	(89,363)
Income tax benefit (expense)	606	(12)	8,844	(195)
Net loss	(1,592,548)	$(28,847)	(1,663,509)	$(89,558)
Less: Net loss attributable to noncontrolling interest	(1,124,416)		(1,184,352)
Net loss attributable to Bakkt Holdings, Inc.	$(468,132)		$(479,157)

Net loss per share attributable to Class A common stockholders:
Basic	$(6.11)	(2)	$(7.00)	(2)
Diluted	$(6.11)	(2)	$(7.00)	(2)

(1)As a result of the Business Combination, ICE and its affiliates are no longer our affiliates. Refer to Note 7 for our related party disclosures.
(2)Basic and diluted loss per share is not presented for the Predecessor period due to lack of comparability with the Successor period.
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net loss	$(1,592,548)	$(28,847)	$(1,663,509)	$(89,558)
Currency translation adjustment, net of tax	(777)	(191)	(971)	(18)
Unrealized losses on available-for-sale securities	$(165)	$—	$(178)	$—
Comprehensive loss	$(1,593,490)	$(29,038)	$(1,664,658)	$(89,576)
Comprehensive loss attributable to noncontrolling interest	(1,125,081)		(1,185,157)
Comprehensive loss attributable to Bakkt Holdings, Inc.	$(468,409)		$(479,501)
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Successor)
(in thousands, except share data)
(Unaudited)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	$	Shares	$
Balance as of December 31, 2021	57,164,388	$6	206,271,792	$21	$566,766	$(98,342)	$(55)	$468,396	$1,825,775	$2,294,171
Share-based compensation	—	—	—	—	13,190	—	—	13,190	—	13,190
Unit-based compensation	—	—	—	—	—	—	—	—	1,118	1,118
Forfeiture and cancellation of common units	—	—	(268,522)	—	—	—	—	—	(60)	(60)
Exercise of warrants	100	—	—	—	1	—	—	1	—	1
Currency translation adjustment, net of tax	—	—	—	—	—	—	41	41	147	188
Net loss	—	—	—	—	—	(7,128)	—	(7,128)	(36,193)	(43,321)
Balance as of March 31, 2022	57,164,488	$6	206,003,270	$21	$579,957	$(105,470)	$(14)	$474,500	$1,790,787	$2,265,287

Share-based compensation	—	—	—	—	8,016	—	—	8,016	—	8,016
Unit-based compensation	—	—	—	—	—	—	—	—	1,063	1,063
Forfeiture and cancellation of common units	—	—	(9,693)	—	—	—	—	—	(15)	(15)
Exercise of warrants	100	—	—	—	1	—	—	1	—	1
Shares issued upon vesting of share-based awards, net of tax withholding	624,497	—	—	—	(2,586)	—	—	(2,586)	—	(2,586)
Exchange of Class V shares for Class A shares	17,554,639	2	(17,554,639)	(2)	152,235	—	—	152,235	(152,235)	—
Increase in deferred tax liability from step-up tax basis related to exchanges of Opco Common Units	—	—	—	—	(19,063)	—	—	(19,063)	—	(19,063)
Currency translation adjustment, net of tax	—	—	—	—	—	—	(105)	(105)	(277)	(382)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(4)	(4)	(9)	(13)
Net loss	—	—	—	—	—	(3,897)	—	(3,897)	(23,744)	(27,641)
Balance as of June 30, 2022	75,343,724	$8	188,438,938	$19	$718,560	$(109,367)	$(123)	$609,097	$1,615,570	$2,224,667

Share-based compensation	—	—	—	—	7,657	—	—	7,657	—	7,657
Unit-based compensation	—	—	—	—	—	—	—	—	1,045	1,045
Forfeiture and cancellation of common units	—	—	(34,929)	—	—	—	—	—	(110)	(110)
Exercise of warrants	21	—	—	—	—	—	—	—	—	—
Shares issued upon vesting of share-based awards, net of tax withholding	287,491	—	—	—	—	—	—	—	—	—
Exchange of Class V shares for Class A shares	2,051,166	—	(2,051,166)	—	17,914	—	—	17,914	(17,914)	—
Decrease in deferred tax liability due to tax impact of goodwill and intangible assets impairments	—	—	—	—	19,056	—	—	19,056	—	19,056
Currency translation adjustment, net of tax	—	—	—	—	—	—	(228)	(228)	(549)	(777)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(49)	(49)	(116)	(165)
Net loss	—	—	—	—	—	(468,132)	—	(468,132)	(1,124,416)	(1,592,548)
Balance as of September 30, 2022	77,682,402	$8	186,352,843	$19	$763,187	$(577,499)	$(400)	$185,315	$473,510	$658,825

The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Changes in Members’ Equity and Mezzanine Equity (Predecessor)
(in thousands, except unit data)
(Unaudited)

	Class A Voting Units		Class B Voting Units		Class B Warrants		Class C Voting Units		Class C Warrants		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Members' Equity	Incentive Units		Total Mezzanine Equity
	Units	$	Units	$	Warrants	$	Units	$	Warrants	$				Units	$
Balance as of December 31, 2020	400,000,000	$2,613	182,500,000	$182,500	—	$5,426	270,270,270	$310,104	—	$—	$(112,504)	$191	$388,330	—	$21,452	$21,452
Issuance of Class A voting units	—	110	—	—	—	—	—	—	—	—	—	—	110	—	—	—
Unit-based incentive compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	870	870
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	—	—	79	79	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(28,820)	—	(28,820)	—	—	—
Balance as of March 31, 2021	400,000,000	$2,723	182,500,000	$182,500	—	$5,426	270,270,270	$310,104	—	$—	$(141,324)	$270	$359,699	—	$22,322	$22,322

Issuance of Class A voting units	—	174	—	—	—	—	—	—	—	—	—	—	174	—	—	—
Unit-based incentive compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	870	870
Exercise of Class B Warrant for Class B Voting units	—	—	9,953,454	5,426	—	(5,426)	—	—	—	—	—	—	—	—	—	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	—	—	94	94	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(31,891)	—	(31,891)	—	—	—
Balance as of June 30, 2021	400,000,000	$2,897	192,453,454	$187,926	—	$—	270,270,270	$310,104	—	$—	$(173,215)	$364	$328,076	—	$23,192	$23,192

Issuance of Class A voting units	—	174	—	—	—	—	—	—	—	—	—	—	174	—	—	—
Unit-based incentive compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	382	382
Vesting of Class C warrant	—	—	—	—	—	—	—	—	—	969	—	—	969	—	—	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	—	—	(191)	(191)	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(28,847)	—	(28,847)	—	—	—
Balance as of September 30, 2021	400,000,000	$3,071	192,453,454	$187,926	—	$—	270,270,270	$310,104	—	$969	$(202,062)	$173	$300,181	—	$23,574	$23,574

The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Successor	Predecessor
	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Cash flows from operating activities:
Net loss	$(1,663,509)	$(89,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,340	8,995
Non-cash lease expense	1,893	918
Share-based compensation expense	28,863	—
Unit-based compensation expense	322	3,116
Recognition of affiliate capital contribution	—	458
Amortization of customer consideration asset	—	1,743
Deferred income taxes	(8,858)	—
Loss on sale of shares of affiliate stock	—	63
Modification and vesting of Class C warrant	—	969
Gain from change in fair value of warrant liability	(13,139)	—
Goodwill and intangible assets impairments	1,547,711	—
Forfeiture and cancellation of common units	(185)	—
Other	228	347
Changes in operating assets and liabilities:
Accounts receivable	(3,964)	(2,872)
Prepaid insurance	11,629	—
Deposits with clearinghouse affiliate	1	20,199
Accounts payable and accrued liabilities	(10,668)	12,956
Due to related party (affiliate in Predecessor periods)(1)	284	456
Deferred revenue	(2,033)	(19)
Operating lease liabilities	4,261	(799)
Customer funds payable	41	276
Other assets and liabilities	(5,122)	(1,025)
Net cash used in operating activities	(93,905)	(43,777)
Cash flows from investing activities:
Capitalized internal-use software development costs and other capital expenditures	(22,533)	(10,874)
Purchase of available-for-sale securities	(188,759)	—
Proceeds from sale of shares of affiliate stock	—	1,759
Proceeds from the maturity of available-for-sale securities	74,714	—
Proceeds from sale of equipment	—	28
Net cash used in investing activities	(136,578)	(9,087)
Cash flows from financing activities:
Payment of finance lease liability	—	(97)
Proceeds from the exercise of warrants	3	—
Net cash provided by (used in) financing activities	3	(97)
Effect of exchange rate changes	(968)	(19)
Net decrease in cash, cash equivalents, restricted cash and customer funds	(231,448)	(52,980)
Cash, cash equivalents, restricted cash and customer funds at the beginning of the period	408,415	91,943
Cash, cash equivalents, restricted cash and customer funds at the end of the period	$176,967	$38,963
Supplemental disclosure of cash flow information:
Cash paid for income taxes	—	—
Non-cash operating lease right-of-use asset acquired	$11,021	$—
Supplemental disclosure of non-cash investing and financing activity:
Issuance of Class A voting units in exchange of capital contribution (Note 10)	—	458
Capitalized internal-use software development costs and other capital expenditures included in accounts payable and accrued liabilities.	2,756	2,980
Exercise of Class B warrant	—	5,426
Reconciliation of cash, cash equivalents, restricted cash and customer funds to consolidated balance sheet:
Cash and cash equivalents	$159,850	$22,106
Restricted cash	16,525	16,500
Customer funds	592	357
Total cash, cash equivalents, restricted cash and customer funds	$176,967	$38,963

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
In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. The interim results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or for any other future annual or interim period. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes thereto included in the Form 10-K.

Recently Adopted Accounting Pronouncements
Except as described below, for the nine months ended September 30, 2022, there were no significant changes to the recently adopted accounting pronouncements applicable to us from those disclosed in Note 2 of our Form 10-K.
On March 31, 2022, the SEC issued Staff Accounting Bulletin ("SAB") Number 121 ("SAB 121"), which provides the SEC staff’s view that it would be appropriate for an entity that has an obligation to safeguard cryptoassets held for platform users to record a liability and corresponding asset on its balance sheet at the fair value of the cryptoassets. SAB 121 also added Section FF to SAB Topic 5 to include interpretive guidance for entities to consider when they have obligations to safeguard cryptoassets held for their platform users. We adopted the guidance in SAB 121 during the quarter ended June 30, 2022 with retrospective application as of January 1, 2022. Refer to Note 17 for additional information.

3.Revenue from Contracts with Customers
Disaggregation of Revenue
We disaggregate revenue by service type and by platform, respectively, as follows (in thousands):

	Successor	Predecessor	Successor	Predecessor
Service Type	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Transaction revenue, net(a)	$6,575	$2,705	$20,125	$9,542
Subscription and service revenue	6,285	6,437	18,839	16,231
Total revenue	$12,860	$9,142	$38,964	$25,773
(a)Amounts are net of incentives, rebates and liquidity payments, reductions related to the contribution agreement entered into between Bakkt and ICE in connection with ICE’s formation of Bakkt (“Contribution Agreement"), and consideration payable pursuant to an agreement with a strategic partner. These amounts consist of less than $0.1 million and $0.4 million for the three and nine months ended September 30, 2022, respectively. These amounts consist of $0.8 million and $2.4 million for the three and nine months ended September 30, 2021, respectively. Included in these amounts are amounts earned from related parties of less than $0.1 million for the three and nine months ended September 30, 2022, and amounts earned from affiliates of $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively.

	Successor	Predecessor	Successor	Predecessor
Platform	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Digital asset marketplace(b)	$54	$11	$187	$213
Loyalty redemption platform	12,742	9,952	38,852	27,335
Alternative payment platform(c)	64	(821)	(75)	(1,775)
Total revenue	$12,860	$9,142	$38,964	$25,773
(b)Amounts are net of incentives, rebates and liquidity payments and reductions related to the Contribution Agreement of less than $0.1 million for the three and nine months ended September 30, 2022, and approximately $0.2 million and $0.6 million for the three and nine months ended September 30, 2021, respectively.
(c)Amounts are net of incentives and consideration payable pursuant to an agreement with a strategic partner of less than $0.1 million and $0.4 million for the three and nine months ended September 30, 2022, respectively, and $0.6 million and $1.8 million for the three and nine months ended September 30, 2021, respectively.

We have one reportable segment to which our revenues relate.
Deferred Revenue
Contract liabilities consist of deferred revenue for amounts invoiced prior to us meeting the criteria for revenue recognition. We invoice customers for service fees at the time the service is performed, and such fees are recognized as revenue over time as we satisfy its performance obligation. Contract liabilities are classified as “Deferred revenue, current” and “Deferred revenue, noncurrent” in our consolidated balance sheets. The activity in deferred revenue for the nine months ended September 30, 2022 and 2021, respectively, was as follows (in thousands):

	Successor	Predecessor
	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Beginning of the period contract liability	$9,448	$8,385
Revenue recognized from contract liabilities included in the beginning balance	(3,629)	(3,279)
Increases due to cash received, net of amounts recognized in revenue during the period	1,596	2,613
End of the period contract liability	$7,415	$7,719
Remaining Performance Obligations
As of September 30, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations related to partially completed contracts is $21.9 million, comprised of $14.5 million of subscription fees and $7.4 million of service fees that are deferred. We recognize our subscription fees as revenue over a weighted-average period of 41 months (ranges from 3 months – 48 months) and our service fees as revenue over approximately 2 years.
As of September 30, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligations related to partially completed contracts is $24.5 million, comprised of $16.1 million of subscription fees and $8.4 million of service fees that are deferred. We recognize our subscription fees as revenue over a weighted-average period of 17 months (ranges from 3 months – 57 months) and our service fees as revenue over approximately 3 years.
Contract Costs
For the three and nine months ended September 30, 2022, we incurred no incremental costs to obtain and/or fulfill contracts with customers. For the three and nine months ended September 30, 2021, we incurred $0.3 million and $0.7 million incremental costs to obtain and/or fulfill contracts with customers.
4.Goodwill and Intangible Assets, Net
Changes in goodwill consisted of the following (in thousands):

Successor
Balance as of December 31, 2021	$1,527,118
Foreign currency translation	(2)
Impairment	(1,389,921)
Balance as of September 30, 2022	$137,195

Predecessor
Balance as of December 31, 2020	$233,429
Foreign currency translation	—
Balance as of September 30, 2021	$233,429
We commenced our annual strategic planning process in the third quarter of 2022, which included updating expected cryptoasset product activations in light of the cryptoasset market volatility and elongation of decision timeframes for activations of cryptoasset strategy by our partners. We assessed the changes in circumstances that occurred during the period ended September 30, 2022 to determine if it was more likely than not that the fair values of any indefinite-lived intangible assets, long-lived assets or goodwill were below their carrying amounts. Several determinative factors, including the elongated timing for expected cryptoasset product activations and the sustained decline in our market capitalization, led us to conclude that it was more likely than not that the fair value of our equity was lower than book basis as of September 30, 2022, and our indefinite-lived intangible assets, long-lived assets and goodwill should be evaluated for impairment as of September 30, 2022. We then performed quantitative impairment tests of the indefinite-lived intangible assets, long-lived assets, and goodwill.
After assessing the totality of circumstances and giving effect to the indefinite-lived intangible asset impairment described below, we concluded that the carrying value of our reporting unit exceeded its fair value and recorded a goodwill impairment of $1,389.9 million.
Our goodwill impairment analysis involved the use of a market approach and an income approach, with equal weighting given to both approaches. The market approach valuation was derived from metrics of publicly traded companies, which are Level 2 inputs. A significant judgment in using the market approach includes the selection of comparable businesses with consideration of risk profiles, size, geography, and business operations. Significant assumptions used in the income approach include growth (revenue, earnings before interest, taxes, depreciation, and amortization (EBITDA) and earnings before interest and taxes (EBIT) margin, and terminal value) and discount rates. We used historical performance and management estimates of future performance to estimate margins and revenue growth rates. Our growth rates and margins are impacted significantly by our ability to grow loyalty redemption transactions, cryptoasset trading volumes and subscription services. The income approach utilizes our projected cash flow estimates to determine fair value, which are unobservable, Level 3 inputs. Unobservable inputs are used to measure fair value to the extent that relevant observable inputs are not available. We developed our estimates using the best information available at the time and in consultation with third party valuation specialists. We used discount rates that are commensurate with the risks and uncertainty inherent in our business. Assumptions used, such as forecasted growth rates, capital expenditures, and our cost of capital, are consistent with our internal projections and operating plans. Changes in our estimates or any of our other assumptions used in our analysis could result in a different conclusion. Further declines in our market capitalization or the failure to execute on business objectives could result in future goodwill or intangible asset impairments.
We also concluded that the fair value of our licenses and trademark/trade name indefinite-lived intangible assets fell below their carrying values and recorded impairments of $131.3 million and $26.5 million, respectively.
Our impairment analysis for the licenses intangible asset involved the use of an income approach which estimated the value of the in place licenses as compared to cash flows if the licenses had to be obtained at a delay. Significant judgments used in this analysis are consistent with the inputs used in the income approach for the goodwill impairment analysis and the assumed time to obtain the licenses.
Our impairment analysis for the trademark/trade name involved the use of a relief from royalty approach, which estimates the value of the stream of payments a market participant would pay to make use of the in place trade name. Significant judgments in this analysis include forecasted revenue growth rates and the royalty rate.
The discount rate used in the valuations described above was 15.5%, which was 400 basis points higher than the discount rate assumed in the valuation of these intangibles for the Business Combination. The higher discount rate reflects the higher risk-free rate and beta observed as of September 30, 2022 as compared to the October 15, 2021 Business Combination valuation date.
Our quantitative analysis of long-lived assets involved a comparison of undiscounted cash flows against the carrying value of the related assets which includes finite-lived intangible assets and property, plant, and equipment. We concluded no impairment existed for the long-lived assets as of September 30, 2022. Significant judgments in this analysis are consistent with the inputs used in the income approach for the goodwill impairment analysis.
Intangible assets consisted of the following (in thousands):

	Successor
	September 30, 2022
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Licenses	Indefinite	$241,320	$—	$(131,320)	$110,000
Trademarks / trade names	Indefinite	39,470	—	(26,470)	13,000
Technology	4.2	67,310	(15,524)	—	51,786
Customer relationships	8	44,970	(5,390)	—	39,580
Total		$393,070	$(20,914)	(157,790)	$214,366

	Successor
	December 31, 2021
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	Indefinite	$241,320	$—	$241,320
Trademarks / trade names	Indefinite	39,470	—	39,470
Technology	4.2	67,310	(3,415)	63,895
Customer relationships	8	44,970	(1,186)	43,784
Total		$393,070	$(4,601)	$388,469
Amortization of intangible assets for the three and nine months ended September 30, 2022 was $5.5 million and $16.3 million, respectively, and is included in “depreciation and amortization” in the statements of operations. Amortization of intangible assets for the three and nine months ended September 30, 2021 was $1.6 million and $4.8 million, respectively, and is included in “depreciation and amortization” in the statements of operations.
Estimated future amortization for definite-lived intangible assets as of September 30, 2022 is as follows (in thousands):

September 30, 2022
Year ending December 31:
Remainder of 2022	$5,498
2023	21,811
2024	21,871
2025	18,896
2026	7,628
Thereafter	15,662
Total	$91,366

5.Consolidated Balance Sheet Components
Accounts Receivable, Net
Accounts receivable, net consisted of the following (in thousands):

	Successor
	September 30, 2022	December 31, 2021
Trade accounts receivable	$15,748	$11,404
Unbilled receivables	5,267	5,448
Other receivables	1,301	1,500
Total accounts receivable	22,316	18,352
Less: allowance for doubtful accounts	(210)	(210)
Total	$22,106	$18,142
Other Current Assets
Other current assets consisted of the following (in thousands):

	Successor
	September 30, 2022	December 31, 2021
Prepaid expenses	$6,148	$4,784
Total	$6,148	$4,784
Property, Equipment and Software, Net
Property, equipment and software, net consisted of the following (in thousands):

	Successor
	September 30, 2022	December 31, 2021
Internal-use software	$15,136	$3,550
Purchased software	99	17
Office furniture and equipment	2,036	19
Other computer and network equipment	5,441	2,991
Leasehold improvements	9,431	277
Property, equipment and software, gross	32,143	6,854
Less: accumulated amortization and depreciation	(2,759)	(733)
Total	$29,384	$6,121
For the three and nine months ended September 30, 2022, depreciation and amortization expense related to property, equipment and software amounted to approximately $0.9 million and $2.0 million, respectively, of which $0.4 million and $0.7 million, respectively, related to amortization expense of capitalized internal-use software placed in service. For the three and nine months ended September 30, 2021, depreciation and amortization expense related to property, equipment and software amounted to approximately $1.6 million and $1.3 million, respectively, of which $4.1 million and $3.4 million, respectively, related to amortization expense of capitalized internal-use software placed in service.

Deposits with Clearinghouse
Deposits with clearinghouse, noncurrent, consisted of the default resource contribution as described in Note 7. The default resource contribution amounted to approximately $15.2 million as of each of September 30, 2022 and December 31, 2021.
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
Other Assets
Other assets consisted of the following (in thousands):

	Successor
	September 30, 2022	December 31, 2021
Operating lease right-of-use assets	20,431	11,239
Other	2,994	2,640
Total	$23,425	$13,879
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	Successor
	September 30, 2022	December 31, 2021
Accounts payable	$11,022	$10,646
Accrued expenses	16,945	20,130
Purchasing card payable	10,636	17,698
Salaries and benefits payable	12,927	13,349
Other	4,654	2,267
Total	$56,184	$64,090
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	Successor
	September 30, 2022	December 31, 2021
Participation units liability, current	$576	$2,027
Current maturities of operating lease liability	2,294	615
Other	553	1,075
Total	$3,423	$3,717

Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following (in thousands):

	Successor
	September 30, 2022	December 31, 2021
Participation units liability, non-current	$576	$2,027
Operating lease liability, noncurrent	24,249	10,647
Total	$24,825	$12,674

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
The TRA provides for the payment by us to exchanging holders of Opco common units of 85% of certain net income tax benefits, if any, that we realize (or in certain cases are deemed to realize) as a result of these increases in tax basis related to entering into the TRA, including tax benefits attributable to payments under the TRA. This payment obligation is an obligation of the Company and not of Opco. For purposes of the TRA, the cash tax savings in income tax will be computed by comparing our actual income tax liability (calculated with certain assumptions) to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the assets of Opco as a result of Opco having an election in effect under Section 754 of the Code for each taxable year in which an exchange of Opco common units for Class A common stock occurs and had we not entered into the TRA. Such change will be calculated under the TRA without regard to any transfers of Opco common units or distributions with respect to such Opco common units before the exchange under the Exchange Agreement to which Section 743(b) or 734(b) of the Code applies. As of September 30, 2022, 19,605,805 Opco common units were exchanged for Class A common stock. Refer to Note 13 regarding the contingency related to the TRA.
7.Related Parties
ICE Management and Technical Support
In December 2018, we entered into an intercompany services agreement with ICE to provide management and technical support services. For the three and nine months ended September 30, 2021, expenses of $0.5 million and $1.4 million, respectively, have been recorded in connection with this agreement and are reflected as “Related party expenses (affiliate in Predecessor periods)” in the statements of operations. Prior to the Business Combination, ICE also made various payroll distributions and payments to vendors on behalf of Opco and made unitary state income taxes on behalf of DACC Technologies, Inc., and Digital Asset Custody Company, Inc. (collectively with DACC Technologies, Inc., “DACC”). We recorded no expense during the three and nine months ended September 30, 2022 under this agreement.
Upon consummation of the Business Combination, we entered into a Transition Services Agreement (“TSA”) with ICE, which superseded the intercompany services agreement pursuant to which ICE will provide insurance, digital warehouse, data center, technical support, and other transition-related services in exchange for quarterly service fees to be paid by us. We recognized $0.3 million and $0.9 million of expense related to the TSA for the three and nine months ended September 30, 2022, respectively, which is reflected as “Related party expenses (affiliate in Predecessor periods)” in the statements of operations and “Due to related party (affiliate in Predecessor period)” in the balance sheets.
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
We recognized revenues related to the Triparty Agreement of less than $0.1 million for each of the three and nine months ended September 30, 2022, net of rebates and incentive payments (contra-revenue) of less than $0.1 million for the three and nine months ended September 30, 2022. We recognized revenues related to the Triparty Agreement of approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, net of rebates and incentive payments (contra-revenue) of $0.2 million and $0.6 million for the three and nine months ended September 30, 2021.
The Triparty Agreement also required Bakkt Trust to make, and, subject to certain limits, to replenish as needed a $35.4 million default resource contribution to ICUS, to be used by ICUS in accordance with the ICUS rules. As described in Note 5, the contribution requirement was reduced to $15.2 million in 2021. The contribution is included in the “Deposits with clearinghouse” noncurrent balance. Interest earned on the contribution, net of certain fees and costs, is paid to Bakkt Trust from ICUS. We did not earn any interest for the three and nine months ended September 30, 2022 and 2021.
Prior to the Business Combination, we also recognized a capital contribution for the cost of the trading and clearing services provided by IFUS and ICUS pursuant to the Contribution Agreement, which reduced revenue attributable to the Triparty Agreement by $0.2 million and $0.5 million for the three and nine months ended September 30, 2021, respectively. We did not recognize a material reduction in revenue related to this capital contribution for the three and nine months ended September 30, 2022.
As of September 30, 2022 and December 31, 2021, we had approximately $0.9 million and approximately $0.6 million, respectively, reflected as “Due to related party” in the balance sheets related to the TSA and Triparty Agreement. As of September 30, 2022, we had no amount recorded within “Accounts receivable, net” in the balance sheets related to the Triparty Agreement, and as of December 31, 2021, we had less than $0.1 million recorded.
Other Contractual Relationships with ICE
Prior to the withdrawal of Bakkt Clearing’s ICUS membership on May 20, 2020, Bakkt Clearing was required to hold shares of ICE stock for ICUS membership privileges. These shares were carried at cost basis and evaluated periodically for impairment. In connection with the withdrawal of Bakkt Clearing’s ICUS membership, these shares were remeasured at fair value, with unrealized gains and losses being reflected as “Other income (expense), net” in the statements of operations. In June 2021, we sold all of our shares of ICE stock. During the three and nine months ended September 30, 2021, we recorded a realized loss on the sale of shares of affiliate stock of approximately $0.1 million which is included in “Other expense, net”. We did not recognize a loss on the sale of shares of affiliate stock during the three and nine months ended September 30, 2022.

8.Warrants
As of September 30, 2022, there were 7,140,808 public warrants outstanding. Public warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the public warrant. Each warrant entitles its holders to purchase one share of Class A common stock at an exercise price of $11.50 per share. The public warrants became exercisable on November 15, 2021. The public warrants will expire on October 15, 2026, or earlier upon redemption or liquidation. We may redeem the outstanding warrants when various conditions are met, such as specific stock prices, as detailed in the specific warrant agreements. The warrants are recorded as a liability and reflected as “Warrant liability” in the balance sheets.
During the three and nine months ended September 30, 2022, we received less than $0.1 million in proceeds from the exercise of the public warrants. We recognized a gain from the change in fair value of the warrant liability during the three and nine months ended September 30, 2022, of $0.4 million and $13.1 million, respectively.
9.Stockholders’ Equity
Preferred Stock
We are authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The holders of a series of preferred stock shall be entitled only to such voting rights as shall expressly be granted thereto by the Certificate of Incorporation (including any certificate of designation relating to such series of preferred stock). As of September 30, 2022, no shares of preferred stock have been issued.
Common Stock
Class A Common Stock
We are authorized to issue 750,000,000 shares with a par value of $0.0001 per share. Each holder of Class A common stock is entitled to one vote for each share of Class A common stock held of record by such holder on all matters on which stockholders generally or holders of Class A common stock as a separate class are entitled to vote, including the election or removal of directors (whether voting separately as a class or together with one or more classes of our capital stock). As of September 30, 2022, there were 77,682,402 shares of Class A common stock issued and outstanding.
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
Class V Common Stock
We are authorized to issue 250,000,000 shares with par value $0.0001 per share. These shares have no economic value but entitle the holder to one vote per share. Each Opco common unit, when coupled with one share of our Class V common stock is referred to as a “Paired Interest.” Paired Interests may be exchanged for one share of our Class A common stock or a cash amount in accordance with the Third Amended and Restated Limited Liability Company

Agreement of Opco and the Amended and Restated Exchange Agreement. Holders of Paired Interests became eligible on April 16, 2022 under the Exchange Agreement, dated October 15, 2021, to exchange their Paired Interests for Class A common stock or, at our election, cash in lieu thereof. As of September 30, 2022, there were 186,352,843 shares of Class V common stock issued and outstanding.
Since the expiration of the six-month lock-up period on April 16, 2022, holders of Paired Interests exchanged an aggregate of 19.6 million Paired Interests for our Class A common stock, and the Company did not elect to settle any such exchanges in cash.
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
The following table summarizes the ownership interest in Bakkt Opco Holdings, LLC as of September 30, 2022 and December 31, 2021.

	September 30, 2022		December 31, 2021
	Opco Common Units	Ownership %	Opco Common Units	Ownership %
Opco common units held by Bakkt Holdings, Inc. (Class A Common Stock)	77,682,402	29%	57,164,388	22%
Opco common units held by noncontrolling interest holders (Class V Common Stock)	186,352,843	71%	206,271,792	78%
Total Opco common units outstanding	264,035,245	100%	263,436,180	100%

The weighted average ownership percentages for the applicable reporting periods are used to attribute net loss and other comprehensive loss to Bakkt Holdings, Inc. and the noncontrolling interest holders. The noncontrolling interest holders' weighted average ownership percentage for the three and nine months ended September 30, 2022 was 70.5% and 73.6%, respectively.
The following table summarizes the effects of changes in ownership of Bakkt Opco Holdings, LLC on the Company's equity during the three and nine months ended September 30, 2022 (in thousands).

	Successor
	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Net loss attributable to Bakkt Holdings, Inc.	$(468,132)	$(479,157)
Other comprehensive loss:
Unrealized loss on foreign currency translation adjustment	(228)	(292)
Unrealized losses on available-for-sale securities	(49)	(53)

Transfers from noncontrolling interests:
Increase in additional paid-in capital as a result of the exchange of Opco common units	17,914	170,149

Total effect of changes in ownership interest on equity attributable to Bakkt Holdings, Inc.	$(450,495)	$(309,353)

The following table summarizes redemptions of Opco common units activity during the three and nine months ended September 30, 2022. There were no exchanges prior to the expiration of the six-month lock-up period on April 16, 2022.

	Successor
	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Exchanges of Opco common units:
Number of Opco common units exchanged by noncontrolling interest holders	2,051,166	19,605,805
Opco common units received by Bakkt Holdings, Inc.	2,051,166	19,605,805

Issuance of Class A common stock:
Shares of Class A common stock issued in connection with exchanges of Opco common units	2,051,166	19,605,805

Cancellation of Class V common stock:
Shares of Class V common stock surrendered and canceled	2,051,166	19,605,805
Members’ Equity
Prior to the Business Combination, Opco had three classes of voting units – Class A, Class B and Class C voting units – and incentive units granted under the Opco Incentive Equity Plan (the “Opco Plan”).
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
In connection with the Business Combination, the modified warrant units automatically converted into the right to purchase 793,352 Paired Interests in Opco at an exercise price of $5.04 per Paired Interest. As of September 30, 2022, 172,055 modified warrant units have vested but have not been exercised, and the remaining 621,297 warrant units have not vested or been exercised. As of September 30, 2021, no warrant units had vested or been exercised. No expenses were recorded during the three and nine months ended September 30, 2022 and 2021, since the service conditions were not probable of being met in those periods.
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
Share-Based Compensation Expense
During the three and nine months ended September 30, 2022, we granted 869,589 and 10,162,061 RSUs, respectively, to employees and directors of Bakkt and Bakkt Trust. During the three and nine months ended September 30, 2022, we granted 225,000 and 5,116,984 PSUs, respectively, which represents 100% of the target award. The majority of these grants were related to initial employment agreements for executives, which were approved by the Compensation Committee of the Board of Directors. We recorded $28.9 million of share-based compensation expense for the nine months ended September 30, 2022, which is included in “Compensation and benefits” in the statements of operations.
Unrecognized compensation expense as of September 30, 2022 was $44.8 million for the RSUs and PSUs. The unrecognized compensation expense will be recognized over a weighted-average period of 2.33 years.

RSU and PSU Activity
The following tables summarize RSU and PSU activity under the 2021 Incentive Plan for the nine months ended September 30, 2022 (in thousands, except per unit data):

Successor
RSUs and PSUs	Number of RSUs and PSUs	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	2,142		$9.18
Granted	15,279		$3.95	$60,322
Forfeited	(1,040)
Outstanding as of September 30, 2022	16,381	2.33	$4.22
Vested as of September 30, 2022	1,757
During the nine months ended September 30, 2022, we recorded $1.7 million of share-based compensation expense related to the accelerated vesting for certain employees. The expense was partially offset by the reversal for forfeitures of $0.3 million during the nine months ended September 30, 2022, primarily comprised of $0.2 million related to an executive resignation.
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

Unit-Based Compensation Expense
Unit-based compensation expense for the nine months ended September 30, 2022, was as follows (in thousands):

Successor
Type of unit	Compensation Expense	Statement of Operations and Comprehensive Loss Classification	Balance Sheet Classification
Common incentive unit	$3,041	Compensation and benefits	Noncontrolling interest
Participation unit	(2,904)	Compensation and benefits	Other noncurrent liabilities
Total	$137
Unit-based compensation expense for the nine months ended September 30, 2021, was as follows (in thousands):

Predecessor
Type of unit	Compensation Expense	Statement of Operations and Comprehensive Loss Classification	Balance Sheet Classification
Preferred incentive unit	$2,097	Compensation and benefits	Mezzanine equity
Common incentive unit	24	Compensation and benefits	Mezzanine equity
Participation unit	995	Compensation and benefits	Other noncurrent liabilities
Total	$3,116
Unrecognized compensation expense as of September 30, 2022 was approximately $2.0 million and less than $0.1 million for common incentive units and participation units, respectively. The unrecognized compensation expense will be recognized over a weighted-average period of 1.04 years.
Unit Activity
The following tables summarize common incentive unit activity under the Opco Plan for the nine months ended September 30, 2022 (in thousands, except per unit data):

Successor
Common Incentive Units	Number of Common Incentive Units	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	16,339	1.79	$6.30	$133,240
Granted	—
Forfeited	(313)
Exchanged	(7,041)
Outstanding as of September 30, 2022	8,985	1.04	$6.30	$72,349
Vested as of September 30, 2022	11,533			$94,049

The following tables summarize preferred incentive unit and common incentive unit activity under the Opco Plan for the nine months ended September 30, 2021 (in thousands, except per unit data):

Predecessor
Preferred Incentive Units	Number of Preferred Incentive Units	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	76,475	6.75	$0.42	$88,711
Granted	—
Forfeited	—
Outstanding as of September 30, 2021	76,475	6.00	$0.42	$141,058
Vested as of September 30, 2021	—

Predecessor
Common Incentive Units	Number of Common Incentive Units	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	26,833	6.75	$0.43	$25,760
Granted	—
Forfeited	—
Outstanding as of September 30, 2021	26,833	6.00	$0.43	$25,760
Vested as of September 30, 2021	—
There were no participation units granted during the three and nine months ended September 30, 2022. There were less than 0.1 million participation units granted during the nine months ended September 30, 2021. As of September 30, 2022 and December 31, 2021, the total number of participation units outstanding were 0.5 million and 0.7 million, respectively. The fair value of the participation units as of September 30, 2022 and December 31, 2021 was 1.2 million and 4.1 million, respectively. Participation units are settled in cash and the balance is recorded within other current liabilities and other noncurrent liabilities as described in Note 5.
The outstanding units under the Opco Plan were issued prior to the Business Combination and the plan was frozen upon execution of the merger agreement. No future units can be granted under this plan.
Determination of Fair Value
The fair value of incentive and participation units granted is calculated through a Monte Carlo simulation based on various outcomes. Opco determined that a Monte Carlo simulation was an appropriate estimation model because of the market conditions associated with the vesting of the units. The determination of the fair value of the units is affected by Opco’s stock price and certain assumptions such as Opco’s expected stock price volatility over the term of the units, risk-free interest rates, and expected dividends, which are determined as follows:
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
The following is a reconciliation of the denominators of the basic and diluted per share computations for net loss (in thousands, except share and per share data):

	Successor	Successor
	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Net Loss per share:
Numerator – basic and diluted:
Net loss	$(1,592,548)	$(1,663,509)
Less: Net loss attributable to noncontrolling interest	(1,124,416)	(1,184,352)
Net loss attributable to Bakkt Holdings, Inc. – basic	(468,132)	(479,157)
Net loss and tax effect attributable to noncontrolling interests	—	—
Net loss attributable to Bakkt Holdings, Inc. – diluted	$(468,132)	$(479,157)

Denominator – basic and diluted:
Weighted average shares outstanding – basic	76,591,676	68,408,530

Weighted average shares outstanding – diluted	76,591,676	68,408,530

Net loss per share – basic	$(6.11)	$(7.00)
Net loss per share – diluted	$(6.11)	$(7.00)
Potential common shares issuable to employees or directors upon exercise or conversion of shares under our share-based and unit-based compensation plans and upon exercise of warrants are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive.

The following table summarizes the total potential common shares excluded from diluted loss per common share as their effect would be anti-dilutive:

Successor
As of September 30, 2022
RSUs and PSUs	14,624,007
Public warrants	7,140,808
Opco warrants	793,352
Opco unvested incentive units	4,492,674
Opco common units	181,860,169
Total	208,911,010
12.Capital Requirements
Bakkt Trust is subject to certain regulatory capital requirements imposed by the New York State Department of Financial Services ("NYDFS"). These capital requirements require Bakkt Trust to maintain positive net worth at the greater of $15.0 million or the sum of the required percentage established for transmitted assets, cold wallet, and hot wallet custody assets. As of September 30, 2022 and 2021, Bakkt Trust had determined that $16.5 million, respectively should be set aside to satisfy these, which is reflected as “Restricted cash” in the balance sheets.
Bakkt Clearing was registered as a futures commission merchant (“FCM”) with the Commodity Futures Trading Commission (“CFTC”) and was a member of the National Futures Association (“NFA”). Bakkt Clearing was subject to CFTC Regulation 1.17, and the NFA capital requirements. Under these requirements, it was generally required to maintain “adjusted net capital” equivalent to the greater of $1.0 million or the sum of 8 percent of customer and noncustomer risk maintenance margin requirements on all positions, as defined. On May 20, 2022, we withdrew Bakkt Clearing's registration in the CFTC and membership in the NFA, which was effective on June 20, 2022. Accordingly, as of September 30, 2022 Bakkt Clearing no longer was required to maintain capital under the rules described above.
Bakkt Marketplace, LLC ("Bakkt Marketplace") is required to maintain tangible net worth of a minimum amount due to several states adopting the Model Money Transmission Modernization Act. Tangible net worth as defined by regulatory bodies is the aggregate assets of a licensee excluding all intangible assets, less liabilities. In addition to the tangible net worth requirement, Bakkt Marketplace is also required to maintain tangible member's equity of a minimum amount, plus the amount of customer funds held in transit since it holds a number of money transmitter licenses and has a virtual currency license (or “BitLicense”) from the NYDFS, which subjects it to NYDFS’ oversight with respect to such business activities conducted in New York State and with New York residents. Tangible member's equity means member's equity minus intangible assets and as of September 30, 2022 and December 31, 2021, tangible net worth and tangible member's equity amounted to approximately $5.7 million and approximately $11.0 million, respectively.
The minimum capital requirements to which our subsidiaries are subject may restrict their ability to transfer cash. We may also be required to transfer cash to our subsidiaries such that they may continue to meet these minimum capital requirements.
13.Commitments and Contingencies
401(k) Plan
We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Both Company and employee contributions to the 401(k) plan are discretionary. For the three and nine months ended September 30, 2022, we recorded approximately $0.8 million and $2.1 million, respectively, of expenses related to the 401(k) plan within "compensation and benefits" on the consolidated statement of operations. For the three and nine months ended September 30, 2021, we recorded approximately $0.6 million and $1.6 million, respectively, of expenses related to the 401(k) plan.
Tax Receivable Agreement
The Company is party to a TRA with certain Opco Equity Holders. As of September 30, 2022, the Company has not recorded a liability under the TRA related to the income tax benefits originating from the exchanges of Opco common units as it is not probable that the Company will realize such tax benefits. To the extent the Company is able to realize the income tax benefits associated with the exchanges of Paired Interest subject to the TRA, the TRA payable would range from zero to $9.6 million at September 30, 2022.
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
Litigation
As described above, in October 2021, we completed our Business Combination with VPC Impact Acquisition Holdings (“VIH”), pursuant to which VIH changed its name to Bakkt Holdings, Inc. and the current directors and officers of the Company replaced the directors and officers in place prior to the Business Combination. On April 21, 2022, a putative class action complaint was filed against Bakkt Holdings, Inc. and certain of its directors and officers prior to the Business Combination in the U.S. District Court for the Eastern District of New York on behalf of certain purchasers of securities of VIH and/or purchasers of Bakkt Class A common stock issued in connection with the Business Combination. On August 3, 2022, the Court appointed lead plaintiffs and lead counsel and on October 18, 2022, lead plaintiffs filed an amended complaint (the "Amended Complaint"). The complaint alleges that VIH made false or misleading statements and omissions of purportedly material fact, in violation of federal securities laws, in connection with disclosures relating to certain of VIH’s financial statements, accounting, and internal controls. The complaint alleges that the false or misleading statements and omissions were contained in the registration statement and Prospectus/Proxy filed in connection with the Business Combination and in other SEC filings made by VIH. The complaint alleges that VIH traded at artificially inflated prices as a result of the allegedly misleading statements and omissions. Plaintiff seeks certification of a class of purchasers of (1) VIH/Bakkt’s publicly traded securities between March 31, 2021 and November 19, 2021, both dates inclusive and/or (2) Bakkt’s publicly traded securities pursuant and/or traceable to the Registration Statement. The complaint seeks damages, as well as fees and costs. Bakkt intends to vigorously defend against the allegations. The Amended Complaint names as defendants only one current director, and no current officers, of Bakkt.
Other legal and regulatory proceedings have arisen and may arise in the ordinary course of business. However, we do not believe that the resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows. However, future results could be materially and adversely affected by new developments relating to the legal proceedings and claims.
Commercial Purchasing Card Facility
We, through our loyalty business, had a purchasing card facility with a bank that we utilized for redemption purchases made from merchant partners as part of our loyalty redemption platform. Expenditures made using the purchasing card facility were payable monthly, were not subject to formula-based restrictions and did not bear interest if amounts outstanding were paid when due and in full. Among other covenants, the purchasing card facility required us to maintain a month-end cash balance of $40.0 million. In January 2021, the purchasing card facility was extended to April 15, 2022 in order to facilitate a long-term agreement on more favorable terms to us. Bakkt Holdings, Inc. served as the guarantor on behalf of our subsidiary under the commercial purchasing card facility. In April 2022, we further extended the maturity date of the purchasing card facility to August 12, 2022, to transition over to the purchasing card facility with Bank of America described below. The maturity date of the purchasing card facility was further extended as of August 12, 2022 to January 13, 2023. During September 2022, we paid off the majority of the remaining balance of the purchasing card facility. The purchasing card facility was closed during October 2022.
On April 7, 2022, we entered into a corporate card services agreement with Bank of America to provide a new purchasing card facility. Total borrowing capacity under the facility is $35 million and there is no defined maturity date. Expenditures made using the purchasing card facility are payable monthly, are not subject to formula-based restrictions and do not bear interest if amounts outstanding are paid when due and in full. The purchasing card facility requires us to maintain a concentration account with the lender subject to a minimum liquidity maintenance requirement of $7.0 million as collateral along with the accounts receivable of our subsidiary, within the loyalty business. Bakkt Holdings, Inc. serves as the guarantor on behalf of our subsidiary under the commercial purchasing card facility. We began using the purchasing card facility in August 2022.
Purchase Obligations
In December 2021, we entered into a four-year cloud computing arrangement which includes minimum contractual payments due to the third-party provider. As of September 30, 2022, our outstanding purchase obligations consist of the following future minimum commitments (in thousands):

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
Our effective tax rates of 0.0% and 0.5% for the three and nine months ending September 30, 2022, respectively, differ from statutory rates primarily due to the loss allocated to noncontrolling interest that is not taxed to the Company and the non-deductible expenses related to fair value gains and losses related to the changes in our warrant liability and nondeductible compensation.
Our effective tax rates of (0.0)% and (0.2)% for the three and nine months ending September 30, 2021, respectively, differ from statutory rates primarily due to the impact of losses in which no tax benefit is expected to be recognized. The income tax expense during the period related to our operations in Canada.
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

The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. We had no unrecognized tax benefits or related interest and penalties accrued for the three and nine ended September 30, 2022 and 2021.
15.Fair Value Measurements
Financial assets and liabilities that are measured at fair value on a recurring basis are classified entirely as Level 1 as follows (in thousands):

	Successor
	As of September 30, 2022
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury debt securities	$113,867	$113,867	$—	$—
Safeguarding asset for cryptoassets	119,359	—	119,359	—
Total Assets	$233,226	$113,867	$119,359	$—

Liabilities:
Safeguarding obligations for cryptoassets	$119,359	$—	$119,359	$—
Warrant liability—public warrants	4,284	4,284	—	—
Total Liabilities	$123,643	$4,284	$119,359	$—

	Successor
	As of December 31, 2021
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability—public warrants	$17,424	$17,424	$—	$—
Total Liabilities	$17,424	$17,424	$—	$—
We classify our investments in debt securities as available-for-sale investments. Debt securities consist of U.S. Treasury debt securities. These investments are held in the custody of a major financial institution. As of September 30, 2022, the Company’s investment in marketable securities – available-for-sale was determined to be a level 1 investment and is recorded in the consolidated balance sheet at fair value.
The fair value of the safeguarding obligations for cryptoassets and the corresponding safeguarding asset for cryptoassets were determined using prices available in the market we determine to be the principal market as of September 30, 2022.
Our public warrant liability is valued based on quoted prices in active markets and is classified within Level 1.
Certain of our assets and liabilities are measured at fair value on a non-recurring basis. For the three and nine months ended September 30, 2022, we remeasured our goodwill and indefinite-lived intangible assets at fair value, as described in Note 4.
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
16.Leases
The Company leases real estate for office space under operating leases and office equipment under finance leases. As of September 30, 2022, we do not have any active finance leases. We consider a lease to have commenced on the date when we are granted access to the leased asset. Several of these leases include escalation clauses for adjusting rentals.
During the nine months ended September 30, 2022, we entered into a new real estate lease for office space in New York, New York, that commenced on January 31, 2022. The lease has a term of 94 months and the total fixed lease payments over the term of the lease are $7.3 million. On April 25, 2022, we signed a lease agreement for call center office space in Alpharetta, Georgia. On May 12, 2022, we executed our option to lease additional space for the Alpharetta call center. The call center lease commenced on June 3, 2022. The lease has a term of 47 months and total fixed lease payments over the term of the lease are approximately $5.9 million.
Our real estate leases have remaining lease terms as of September 30, 2022 ranging from 7 months to 120 months, with one of our leases containing an option to extend the term for a period of 5 years exercisable by us, which we are not reasonably certain of exercising at commencement. None of our leases contain an option to terminate the lease without cause at the option of either party during the lease term. Certain equipment leases contain options to purchase the asset at the fair market value, available with the Company.
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
We have elected the practical expedient under which lease components would not be separated from the non-lease components for all our classes of underlying assets. Accordingly, each lease component and the non-lease components related to the lease component are accounted for as a single lease component. The weighted average remaining lease term for our operating leases was approximately 96 months, and the weighted average discount rate for our operating leases was 5.0%. We were not party to any short-term leases during the periods presented.
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
As of September 30, 2022, we have a safeguarding obligation for cryptoassets of approximately $119.4 million. The safeguarding liability, and corresponding safeguarding asset for cryptoassets on the balance sheet, are measured at the fair value of the cryptoassets held for our customers. We are not aware of any actual or possible safeguarding loss events as of September 30, 2022. Therefore, the safeguarding obligation for cryptoassets and the related safeguarding asset for cryptoassets are recorded at the same amount.

We are responsible for holding the following cryptoassets on behalf of our customers as of September 30, 2022 (in thousands):

Successor
September 30, 2022
Bitcoin	$119,290
Ether	69
Safeguarding obligations for cryptoassets	$119,359

Safeguarding asset for cryptoassets	$119,359

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
The cost basis and fair value of available-for-sale debt securities with unrealized gains and losses included in AOCI in the Consolidated Statement of Financial Position were as follows (in thousands):

	Successor
Available-for-sale securities	September 30, 2022			December 31, 2021
	Cost Basis	Unrealized Net Losses	Fair Value	Cost Basis	Unrealized Net Losses	Fair Value
Government debt
U.S. treasury bonds	$114,046	$(179)	$113,867	$—	$—	$—

Total available-for-sale securities	$114,046	$(179)	$113,867	$—	$—	$—

	Successor
Available-for-sale securities in an unrealized loss position	September 30, 2022		December 31, 2021
	Fair Value	Unrealized Net Losses	Fair Value	Unrealized Net Losses
Government debt
U.S. treasury bonds:
Less than 12 months [1]	$39,539	$(416)	$—	$—
12 months or more [1]	—	—	—	—

Total available-for-sale securities	$39,539	$(416)	$—	$—

[1] Indicates the length of time that individual securities have been in a continuous unrealized loss position.
The unrealized losses on our investments in government debt securities relate to changes in interest rates since time of purchase. We do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their respective amortized cost basis. In addition, there were no credit losses on these investments as of September 30, 2022.
The cost basis and fair value of available-for-sale debt securities at September 30, 2022, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	September 30, 2022
	Cost Basis	Fair Value
Due in one year or less	$114,046	$113,867
Due after one year through five years	—	—
Total debt securities - available-for-sale	$114,046	$113,867
19.Subsequent Events
We have evaluated subsequent events and transactions to determine whether events or transactions met the definition of a subsequent event for purpose of recognition or disclosure in these financial statements.
On November 2, we entered into a definitive agreement with Apex Fintech Solutions, Inc. ("AFS") whereby we agreed to acquire all of the membership interests of Apex Crypto, LLC ("Apex"), a financial technology company with an integrated crypto trading platform, for consideration consisting of an initial purchase price of $55.0 million in cash, up to an additional $45.0 million in shares of our Class A common stock that may be earned if Apex achieves certain profitability growth targets for the fourth quarter of 2022, and up to an additional $100.0 million in shares of our Class A common stock depending on Apex's achievement of certain financial targets through 2025. The transaction, which is subject to regulatory approvals, is expected to close in the first half of 2023. Under the terms of the transaction, Bakkt and AFS, among other things, will enter into a commercial agreement that memorializes the continued relationship and provision of Bakkt crypto solutions to AFS clients.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of financial condition and results of operations should be read together with the accompanying consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which is incorporated herein by reference. References in this section to “we,” “us,” “our,” “Bakkt” or the “Company” and like terms refer to (i) Bakkt Opco Holdings, LLC and its subsidiaries (the “Predecessor”) for the three and nine months ended September 30, 2021 (referred to herein as a "Predecessor Periods") and (ii) Bakkt Holdings, Inc. and its subsidiaries (the “Successor”) for the three and nine months ended September 30, 2022 (the “Successor Periods”), unless the context otherwise requires. Some of the information contained in this discussion and analysis or set forth elsewhere in this document, including information with respect to our plans and strategy for our business, includes forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed above in “Cautionary Statement Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.”
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
Recent Developments
On November 2, 2022, we entered into a definitive agreement with Apex Fintech Solutions, Inc. ("AFS") whereby we agreed to acquire all of the membership interests of Apex Crypto, LLC ("Apex"), a financial technology company with an integrated crypto trading platform, for consideration consisting of an initial purchase price of $55.0 million in cash, up to $45.0 million in shares of our Class A common stock that may be earned if Apex achieves certain profitability growth targets for the fourth quarter of 2022, and up to an additional $100.0 million in shares of our Class A common stock depending on Apex's achievement of certain financial targets through 2025. The transaction, which is subject to regulatory approvals, is expected to close in the first half of 2023. Under the terms of the transaction, Bakkt and AFS will, among other things, enter into a commercial agreement that memorializes the continued relationship and provision of Bakkt crypto solutions to AFS's clients. This acquisition is expected to provide immediate scale and meaningful transaction volume from Apex's active partner base. We expect to leverage Apex's proprietary trading platform and existing relationships with liquidity providers to provide a wider range of assets and competitive pricing to our customers. Furthermore, on November 2, 2022, Bakkt and certain parties related to the seller entered into a Stockholders' Agreement whereby such counterparties agreed to certain lock-up, standstill, and short sale restrictions.
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
The Business Combination resulted in Bakkt continuing as the surviving entity and being organized as an umbrella partnership corporation, or “up-C,” structure in which substantially all our assets and business are held by Opco and its subsidiaries, with the existing owners of Opco being considered as noncontrolling interests in the consolidated financial statements.

Upon completion of the Business Combination, VIH was deemed the accounting acquirer and Opco the accounting acquiree. Under the acquisition method of accounting, VIH’s assets and liabilities retained their carrying values and the assets and liabilities associated with Opco were recorded at their fair values measured as of the acquisition date. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. In connection with the Business Combination, all outstanding membership interests and rights to acquire membership interests in Opco were exchanged for an aggregate of 208,200,000 Opco common units and an equal number of newly issued shares of our Class V common stock, par value $0.0001 per share (“Class V common stock”), which are non-economic, voting shares of the Company, of which 186,352,843 are outstanding and 793,352 reserved for issuance upon the exercise of a warrant agreement. Each Opco common unit, when coupled with one share of our Class V common stock is referred to as a “Paired Interest.” Paired Interests may be exchanged for one share of our Class A common stock or a cash amount in accordance with the Third Amended and Restated Limited Liability Company Agreement of Opco and the Amended and Restated Exchange Agreement between the Company and certain holders of Bakkt Common Units, dated as of October 15, 2021. Following the Closing, the Company owned approximately 20.3% of the Opco common units and with the remaining Opco common units being owned by the equity owners of Opco prior to the Merger. Holders of Paired Interests became entitled to exchange their Paired Interests in accordance with the Exchange Agreement in the second quarter of 2022. As of November 1, 2022, exchanges and forfeitures had resulted in the Company’s ownership of Opco common units increasing to 30.3%.
As a result of the Business Combination, our financial results are broken out between the Predecessor periods (January 1, 2021 through September 30, 2021) and the Successor periods (January 1, 2022 through September 30, 2022).
Safeguarding Obligation Liability and Safeguarding Asset Related to Cryptoassets Held for Other Parties
As detailed in Note 17, upon the adoption of SAB 121, we recorded a safeguarding obligation liability and a corresponding safeguarding asset related to the cryptoassets held for other parties. As of September 30, 2022, the safeguarding obligation liability related to cryptoassets held for other parties was approximately $119.4 million. We have taken steps to mitigate the potential risk of loss for the cryptoassets we hold for other parties, including holding insurance coverage specifically for certain cryptoasset incidents and using secure cold storage to store the vast majority of cryptoassets that we hold. SAB 121 also asks us to consider the legal ownership of the cryptoassets held for other parties, including whether the cryptoassets held for other parties would be available to satisfy general creditor claims in the event of our bankruptcy.
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
Bakkt Trust is a New York limited-purpose trust company that is chartered by and subject to the supervision and oversight of the NYDFS. In September 2019, Bakkt Trust, along with IFUS and ICUS, both of which are wholly-owned subsidiaries of ICE, brought to market an institutional-grade, regulated infrastructure for trading, clearing, and custody services for bitcoin. Bakkt Trust acts as a qualified custodian for bitcoin and ether, which enables Bakkt Trust to offer end-to-end regulated, physically-delivered bitcoin futures and options contracts to financial institutions and market makers. In addition, Bakkt Trust has been approved by the NYDFS to offer standalone custody of bitcoin and ether to institutions and certain high net worth individuals in cryptoassets, subject to NYDFS regulatory oversight.
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

Results of Operations
The following table is our consolidated statements of operations for the Successor period and the Predecessor periods (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Revenues:
Net revenues(1)	$12,860	$9,142	$38,964	$25,773
Operating expenses:
Compensation and benefits	37,800	22,225	107,135	57,375
Professional services	2,707	3,334	9,291	5,006
Technology and communication	4,137	3,148	12,659	9,851
Selling, general and administrative	7,792	4,449	26,995	19,514
Acquisition-related expenses	454	1,766	1,148	12,075
Depreciation and amortization	6,391	3,270	18,340	9,098
Related party expenses (affiliate in Predecessor period)(2)	267	471	901	1,413
Goodwill and intangible assets impairments	1,547,711	—	1,547,711	—
Other operating expenses	502	341	1,721	1,038
Total operating expenses	1,607,761	39,004	1,725,901	115,370
Operating loss	(1,594,901)	(29,862)	(1,686,937)	(89,597)
Interest income (expense), net	623	(96)	838	(239)
Gain from change in fair value of warrant liability	428	—	13,139	—
Other income, net	696	1,123	607	473
Loss before income taxes	(1,593,154)	(28,835)	(1,672,353)	(89,363)
Income tax benefit (expense)	606	(12)	8,844	(195)
Net loss	$(1,592,548)	$(28,847)	$(1,663,509)	$(89,558)
Less: Net loss attributable to noncontrolling interest	(1,124,416)		(1,184,352)
Net loss attributable to Bakkt Holdings, Inc.	(468,132)		(479,157)

Net loss per share attributable to Class A common stockholders.
Basic	$(6.11)	(3)	$(7.00)	(3)
Diluted	$(6.11)	(3)	$(7.00)	(3)
(1)The revenue for the three and nine months ended September 30, 2022 includes net revenues from related party of $6 and $40, respectively. The revenue for the three and nine months ended September 30, 2021 includes net revenues from affiliate of $(111) and $(154), respectively.
(2)As a result of the Business Combination, ICE and its affiliates are no longer our affiliates.
(3)Basic and diluted loss per share is not presented for the Predecessor period due to lack of comparability with the Successor period.

Three Months Ended September 30, 2022 (Successor) compared to Three Months Ended September 30, 2021 (Predecessor)
Financial Summary
The three months ended September 30, 2022 included the following notable items relative to the three months ended September 30, 2021:
•Revenue increased $3.7 million, or 41%, primarily driven by strong transaction revenue from the loyalty redemption business; and
•Operating expenses increased $1,568.8 million primarily driven by goodwill and intangible asset impairment charges.
Revenue

	Successor	Predecessor
($ in thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	$ Change	% Change
Net revenues	$12,860	$9,142	$3,718	40.7%
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
Net revenues increased by $3.7 million, or 40.7%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was comprised of $3.9 million of increased transaction revenue, offset by $(0.2) million of decreased subscription and service revenue. The increase in transaction revenue was primarily driven by $2.9 million from higher customer activity in our loyalty redemption services business and additional volume from a new partner that was activated at the end of the third quarter last year. The decrease in subscription and service revenue was related to reduced development services.

Operating Expenses
Operating expenses consist of compensation and benefits, professional services, technology and communication expenses, selling, general and administrative expense, acquisition-related expenses, depreciation and amortization, affiliate expenses, impairment of indefinite-lived intangible assets, long-lived assets, and goodwill, and other operating expenses.
Compensation and Benefits

	Successor	Predecessor
($ in thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	$ Change	% Change
Compensation and Benefits	$37,800	$22,225	$15,575	70.1%
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
Headcount has increased, and will continue to increase, across functions to further strengthen our service offerings and enhance our systems, processes, and controls. We intend to grant equity awards as part of the compensation package for new employees. We expect that our compensation and expenses will decrease as a percentage of our revenue over time. Compensation and benefits increased by $15.6 million, or 70.1%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to increases of $4.4 million in additional salaries, wages and benefits, $2.8 million in contract labor for software development, and $8.2 million in non-cash compensation and incentive bonuses.
Professional Services

	Successor	Predecessor
($ in thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	$ Change	% Change
Professional Services	$2,707	$3,334	$(627)	(18.8%)
Professional services expense includes fees for accounting, legal and regulatory fees. Professional services decreased by $(0.6) million, or (18.8%), for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The decrease was primarily due to a decrease of $1.3 million in professional and other fees, partially offset by an increase of $0.4 million in legal fees and $0.3 million in audit and tax fees.
Technology and Communication

	Successor	Predecessor
($ in thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	$ Change	% Change
Technology and Communication	$4,137	$3,148	$989	31.4%
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

Technology and communications expense also includes fees paid for access to external market data and associated licensing costs, which may be impacted by growth in electronic contract volume, our capacity requirements, changes in the number of telecommunications hubs, and connections with customers to access our electronic platforms directly. Technology and communications expense increased by $1.0 million, or 31.4%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to an increase of $0.8 million in hardware and software license fees.
Selling, General and Administrative

	Successor	Predecessor
($ in thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	$ Change	% Change
Selling, General and Administrative	$7,792	$4,449	$3,343	75.1%
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
Selling, general and administrative costs increased by $3.3 million, or 75.1%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to increases of $3.9 million in insurance expense and $0.8 million in occupancy costs, partially offset by a $2.1 million reduction of marketing expenses. The majority of marketing expenses are web-based promotional campaigns. We expect to increase marketing efforts as part of our broader growth initiatives, which is expected to result in increased selling, general and administrative expenses in future periods.
Acquisition-related Expenses

	Successor	Predecessor
($ in thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	$ Change	% Change
Acquisition-related expenses	$454	$1,766	$(1,312)	(74.3%)
Acquisition-related expenses decreased by $1.3 million, or 74.3%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Acquisition-related expenses for the three months ended September 30, 2022 consist of fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms directly related to the acquisition of Apex. Acquisition-related expenses for the three months ended September 30, 2021 consist of fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms directly related to the Business Combination, which did not recur during the three months ended September 30, 2022. The amount and timing of acquisition-related expenses is expected to vary across periods based on potential transaction activities.
Depreciation and Amortization

	Successor	Predecessor
($ in thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	$ Change	% Change
Depreciation and amortization	$6,391	$3,270	$3,121	95.4%

Depreciation and amortization expense consists of amortization of intangible assets from business acquisitions, internally developed software and depreciation of purchased software and computer and office equipment over their estimated useful lives. Intangible assets subject to amortization consist primarily of acquired technology and customer relationships from the Business Combination. Depreciation and amortization increased by $3.1 million, or 95.4%, for the three months ended September 30, 2022 compared to the three months ended September 30, 2021. The increase was primarily due to increases of $3.5 million related to the step-up in basis of the technology and customer relationships acquired in connection with the Business Combination.
Impairment of goodwill and other intangible assets

	Successor	Predecessor
($ in thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	$ Change	% Change
Goodwill and intangible assets impairments	$1,547,711	$—	$1,547,711	n/m

We recorded an impairment of goodwill and other intangible assets of $1,547.7 million during the three months ended September 30, 2022. We identified a triggering event as of September 30, 2022 due to a delay in partner activations of our cryptoasset products and a decline in our stock price. As such, we performed the quantitative test to compare the fair value to the carrying amount for our reporting unit and indefinite-lived intangible asset. We concluded the carrying amount of our single reporting unit exceeded its fair value and, as such, recorded an $1,389.9 million impairment of goodwill and an aggregate $157.8 million impairment of our indefinite-lived intangible assets. Refer to Note 4 in our unaudited consolidated financial statements included in this Report on Form 10-Q for further information. Impairment of our remaining goodwill, intangible or long-lived assets may be necessary in the future.
Gain from Change in Fair Value of Warrant Liability

	Successor	Predecessor
($ in thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	$ Change	% Change
Gain from change in fair value of warrant liability	$428	$—	$428	n/m
We recorded a gain of $0.4 million during the three months ended September 30, 2022 for the change in fair value on the revaluation of our warrant liability associated with our public warrants. This is a non-cash gain and is driven by fluctuations in the market price of our warrants.
Other income (expense), net

	Successor	Predecessor
($ in thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	$ Change	% Change
Other income (expense), net	$696	$1,123	$(427)	(38.0%)
Other income (expense), net primarily consists of non-operating gains and losses. During the three months ended September 30, 2022, we had income of $0.7 million as compared to income of $1.1 million for the three months ended September 30, 2021. The lower income was primarily driven by non-recurring cryptocurrency income in the prior period, partially offset by the effects of foreign currency translation.

Income tax benefit (expense)

	Successor	Predecessor
($ in thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	$ Change	% Change
Income tax benefit (expense)	$606	$(12)	$618	n/m
Income tax benefit during the three months ended September 30, 2022 primarily consists of deferred tax benefit from net loss allocated to Bakkt Holdings, Inc. during the period.
Nine Months Ended September 30, 2022 (Successor) compared to Nine Months Ended September 30, 2021 (Predecessor)
Financial Summary
The nine months ended September 30, 2022 included the following notable items relative to the nine months ended September 30, 2021:
•Revenue increased $13.2 million, or 51%, primarily driven by strong transaction revenue from the loyalty redemption business; and
•Operating expenses increased $1,610.5 million primarily driven by goodwill and intangible asset impairment charges.
Revenue

	Successor	Predecessor
($ in thousands)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	$ Change	% Change
Net revenues	$38,964	$25,773	$13,191	51.2%
Net Revenues
Net revenues increased by $13.2 million, or 51.2%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was comprised of $10.6 million of increased transaction revenue and $2.6 million of increased subscription and service revenue. The increase in transaction revenue was driven by $8.7 million of higher customer activity in our loyalty redemption services business. The increase in subscription and service revenue was primarily related to the addition of new services for an existing loyalty customer.
Operating Expenses
Operating expenses consist of compensation and benefits, professional services, technology and communication expenses, selling, general and administrative expense, acquisition-related expenses, depreciation and amortization, affiliate expenses, impairment of indefinite-lived intangible assets, long-lived assets, and goodwill, and other operating expenses.
Compensation and Benefits

	Successor	Predecessor
($ in thousands)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	$ Change	% Change
Compensation and Benefits	$107,135	$57,375	$49,760	86.7%
Compensation and benefits increased by $49.8 million, or 86.7%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to increases of $13.1 million in additional salaries, wages and benefits, $6.9 million in contract labor for software development, and $25.7 million in non-cash compensation and incentive bonuses. As a newly public company, we issued restricted stock units (“RSUs”) in the fourth quarter of 2021 that vested in the second quarter of 2022. These awards accounted for $9.9 million of the total share-based compensation during the nine months ended September 30, 2022. As we typically grant RSUs with a three-year vesting period, the impact of share-based compensation expenses is expected to be reduced in future periods.
Professional Services

	Successor	Predecessor
($ in thousands)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	$ Change	% Change
Professional Services	$9,291	$5,006	$4,285	85.6%
Professional services increased by $4.3 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to increases of $1.8 million in audit and tax fees and $2.5 million in legal fees.
Technology and Communication

	Successor	Predecessor
($ in thousands)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	$ Change	% Change
Technology and Communication	$12,659	$9,851	$2,808	28.5%
Technology and communications expense increased by $2.8 million, or 28.5%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to an increase of $3.0 million in hardware and software license fees, partially offset by a decrease of $0.6 million in hosting fees.
Selling, General and Administrative

	Successor	Predecessor
($ in thousands)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	$ Change	% Change
Selling, General and Administrative	$26,995	$19,514	$7,481	38.3%
Selling, general and administrative costs increased by $7.5 million, or 38.3%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to increases of $11.9 million in insurance expense and $1.7 million in occupancy costs, partially offset by a reduction of marketing expenses of $8.1 million.
Acquisition-related Expenses

	Successor	Predecessor
($ in thousands)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	$ Change	% Change
Acquisition-related expenses	$1,148	$12,075	$(10,927)	(90.5%)
Acquisition-related expenses decreased by $10.9 million, or 90.5%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Acquisition-related expenses for the nine months ended September 30, 2022 consist of fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms directly related to the acquisition of Apex. Acquisition-related expenses for the nine months ended September 30, 2021 consist of fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms directly related to the Business Combination, which did not recur during the nine months ended September 30, 2022. The amount and timing of acquisition-related expenses is expected to vary across periods based on potential transaction activities.
Depreciation and Amortization

	Successor	Predecessor
($ in thousands)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	$ Change	% Change
Depreciation and amortization	$18,340	$9,098	$9,242	101.6%
Depreciation and amortization increased by $9.2 million, or 101.6%, for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. The increase was primarily due to increases of $10.6 million related to the step-up in basis of the technology and customer relationships acquired in connection with the Business Combination, partially offset by a decrease of $2.2 million related to amortization of capitalized software during the nine months ended September 30, 2021.
Impairment of goodwill and other intangible assets

	Successor	Predecessor
($ in thousands)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	$ Change	% Change
Goodwill and intangible assets impairments	$1,547,711	$—	$1,547,711	n/m

We recorded an impairment of goodwill and other intangible assets of $1,547.7 million during the nine months ended September 30, 2022. Refer to Note 4 in our unaudited consolidated financial statements included in this Report on Form 10-Q for further information. Impairment of our remaining goodwill, intangible or long-lived assets may be necessary in the future.
Gain from Change in Fair Value of Warrant Liability

	Successor	Predecessor
($ in thousands)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	$ Change	% Change
Gain from change in fair value of warrant liability	$13,139	$—	$13,139	n/m
We recorded a gain of $13.1 million during the nine months ended September 30, 2022 for the change in fair value on the revaluation of our warrant liability associated with our public warrants. This is a non-cash gain and is driven by fluctuations in the market price of our warrants.
Other income (expense), net

	Successor	Predecessor
($ in thousands)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	$ Change	% Change
Other income (expense), net	$607	$473	$134	28.3%
During the nine months ended September 30, 2022, we had other income of $0.6 million as compared to other income of $0.5 million for the nine months ended September 30, 2021. The increase in income was primarily driven by non-recurring cryptocurrency income in the prior period, partially offset by the effects of foreign currency translation.

Income tax benefit (expense)

	Successor	Predecessor
($ in thousands)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	$ Change	% Change
Income tax benefit (expense)	$8,844	$(195)	$9,039	n/m

Income tax benefit during the nine months ended September 30, 2022 primarily consists of deferred tax benefit from net loss allocated to Bakkt Holdings, Inc. during the period.

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
As of September 30, 2022, we had $159.9 million and $16.5 million of cash and cash equivalents and restricted cash, respectively, which included the net proceeds raised in connection with the Business Combination, the amounts used to fund redemptions in connection with the Business Combination and the amounts received upon exercise of the public warrants through such date, partially offset by cash used in operations and investments in available for sale debt securities. As of September 30, 2022, we had $113.9 million of available for sale debt securities that mature over the next 2 to 12 months. Cash and cash equivalents consist of cash deposits at banks and money market funds. Restricted cash is held to satisfy certain minimum capital requirements pursuant to regulatory requirements.
We intend to use our unrestricted cash and expected proceeds from maturity of available for sale debt securities to (i) increase our sales and marketing efforts, (ii) expand our research and product development efforts, (iii) maintain and expand our technology infrastructure and operational support, and (iv) pay the cash purchase price to acquire Apex. In addition, we may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies or intellectual property rights. However, we have no agreements or commitments with respect to any such acquisitions or investments at this time.
Our expected uses of available funds are based upon our present plans, objectives and business condition. We have not determined all of the particular uses for the available funds, and management has not estimated the amount of funds, or the range of funds, to be used for any particular purpose. As a result, our management retain broad discretion over the available funds.
Our future cash requirements will depend on many factors, including our revenue growth rate, the timing and extent of hiring and associated overhead to support projected growth in our business, sales and marketing costs to drive revenue growth, and software development investments to continue adding features and functionality to our technology platforms to align with market needs. We expect to augment our personnel with employees acquired in the Apex transaction. We believe that we substantially completed the necessary investment in our platforms in 2022, which enables us to simplify our organization and focus on the core capabilities that are critical to our strategy. Accordingly, we expect to incur a restructuring charge in the fourth quarter of 2022 to better align our expenses and cash outlays with drivers of revenue. We have not adopted or approved a formal restructuring plan. We may also enter into arrangements to acquire or invest in complementary services and technologies, which will likely require us to increase our cash consumption.
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
The following table summarizes our cash flows for the periods presented (in thousands):

	Successor	Predecessor
	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net cash flows used in operating activities	$(93,905)	$(43,777)
Net cash flows used in investing activities	$(136,578)	$(9,087)
Net cash flows provided by (used in) financing activities	$3	$(97)
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
Net cash flows used in operating activities of $93.9 million for the nine months ended September 30, 2022 was primarily related to our net loss of $1,663.5 million and net cash outflows resulting from changes in our operating assets and liabilities of $5.6 million, offset by non-cash charges of $1,575.2 million. The non-cash charges primarily consisted of an impairment of goodwill and other intangible assets of $1,547.7 million, share-based compensation of $28.9 million and depreciation and amortization of $18.3 million, offset by a decrease in deferred taxes of $8.9 million and a gain from change in fair value of warrant liability of $13.1 million. Net cash outflows from changes in our operating assets and liabilities for the nine months ended September 30, 2022 resulted primarily from a $6.7 million reduction in the outstanding balance of the purchasing card facility, an increase in accounts receivables of $4.0 million and a decrease of accounts payable and accrued liabilities of $10.7 million, which were partially offset by a decrease in prepaid insurance of $11.6 million.
Net cash flows used in operating activities of $43.8 million for the nine months ended September 30, 2021 is primarily attributable to our net loss of $89.6 million, offset by non-cash charges of $16.6 million and net cash inflows resulting from changes in our operating assets and liabilities of approximately $29.2 million. Non-cash charges primarily consisted of $3.1 million of unit-based compensation expenses and $9.0 million of depreciation and amortization. Net cash inflows from changes in operating assets and liabilities resulted from the return of a deposit with our clearinghouse affiliate of $20.2 million and a $13.0 million increase in accounts payable and accruals, partially offset by a $1.0 million decrease in other assets and liabilities and a $2.9 million increase in accounts receivables.
Investing Activities
Net cash flows used in investing activities of $136.6 million for the nine months ended September 30, 2022 consisted of $188.8 million related to the purchase of available for sale debt securities and $22.5 million of capitalized costs of internally developed software for our technology platforms, partially offset by the receipt of $74.7 million of proceeds from the sale of available-for-sale securities.
Net cash flows used in investing activities of $9.1 million for the nine months ended September 30, 2021 consisted of $10.9 million of capitalized costs of internally developed software, partially offset by $1.8 million related to the proceeds from sale of shares of affiliate stock.

Financing Activities
Net cash flows provided by financing activities of less than $0.1 million for the nine months ended September 30, 2022 resulted from proceeds from the exercise of public warrants.
Net cash flows used in financing activities of less than $0.1 million for the nine months ended September 30, 2021 resulted from payments for capital leases during the period.
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
The TRA provides for the payment by us to exchanging holders of Bakkt Common Units of 85% of certain net income tax benefits, if any, that we realize (or in certain cases is deemed to realize) as a result of these increases in tax basis related to entering into the TRA, including tax benefits attributable to payments under the TRA. This payment obligation is an obligation of the Company and not of Bakkt. For purposes of the TRA, the cash tax savings in income tax will be computed by comparing our actual income tax liability (calculated with certain assumptions) to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the assets of Bakkt as a result of Bakkt having an election in effect under Section 754 of the Code for each taxable year in which an exchange of Bakkt Common Units for Class A common stock occurs and had we not entered into the TRA. Such change will be calculated under the TRA without regard to any transfers of Bakkt Common Units or distributions with respect to such Bakkt Common Units before the exchange under the Exchange Agreement to which Section 743(b) or 734(b) of the Code applies. As of September 30, 2022, 19,605,805 Opco common units were exchanged for Class A common stock. Based on the Company's history of taxable losses, the Company has concluded that it is not probable to expect cash tax payments in the foreseeable future and as such, no value has been recorded under the TRA.
Contractual Obligations and Commitments
The following is a summary of our significant contractual obligations and commitments as of September 30, 2022 (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Purchase obligations(1)	$2,250	$8,750	$9,000	$—	$20,000
Future minimum operating lease payments(2)	3,584	9,260	6,845	13,058	32,747
Total contractual obligations	$5,834	$18,010	$15,845	$13,058	$52,747
(1)Represents minimum commitment payments under a four-year cloud computing arrangement.

(2)Represents rental payments under operating leases with remaining non-cancellable terms in excess of one year.
Additionally, we, through our loyalty business, had a purchasing card facility with a bank that we utilized for redemption purchases made from merchant partners as part of our loyalty redemption platform. Expenditures made using the purchasing card facility were payable monthly, were not subject to formula-based restrictions and did not bear interest if amounts outstanding were paid when due and in full. Among other covenants, the purchasing card facility required that we maintain a month-end cash balance of $40.0 million. In January 2021, the purchasing card facility was extended to April 15, 2022 in order to facilitate a long-term agreement on more favorable terms for us. In April 2022, we further extended the maturity date of the purchasing card facility to August 12, 2022, to transition over to the purchasing card facility with Bank of America described below. The maturity date of the purchasing card facility was further extended as of August 12, 2022 to January 13, 2023. During September 2022 we paid off the majority of the remaining balance of the purchasing card facility. The purchasing card facility was closed during October 2022.
On April 7, 2022, we entered into a corporate card services agreement with Bank of America to provide a new purchasing card facility. Total borrowing capacity under the facility is $35 million and there is no defined maturity date. Expenditures made using the purchasing card facility are payable monthly, are not subject to formula-based restrictions and do not bear interest if amounts outstanding are paid when due and in full. The purchasing card facility requires us to maintain a concentration account with the lender subject to a minimum liquidity maintenance requirement of $7.0 million as collateral along with the accounts receivable of our subsidiary, within the loyalty business. Bakkt Holdings, Inc. serves as the guarantor on behalf of our subsidiary under the commercial purchasing card facility. We began using the purchasing card facility in August 2022.
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

In addition to the items above, Adjusted EBITDA as a non-GAAP financial measure also excludes interest income (expense) and other income (expense), income tax (expense) benefit, as well as non-cash impairment charges as these items are not components of our core business operations.
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
•goodwill and intangible asset impairment charges have been excluded from Adjusted EBITDA given their non-recurring nature and non-cash impact;
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
The following table presents a reconciliation of net loss, the most directly comparable GAAP operating performance measure, to our Adjusted EBITDA for each of the periods indicated (in thousands):

	Successor	Predecessor	Successor	Predecessor
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net loss	(1,592,548)	(28,847)	(1,663,509)	(89,558)
Depreciation and amortization	6,391	3,270	18,340	9,098
Interest (income) expense	(623)	96	(838)	239
Income tax (benefit) expense	(606)	12	(8,844)	195
EBITDA	(1,587,386)	(25,469)	(1,654,851)	(80,026)
Acquisition-related expenses	454	1,766	1,148	12,075
Share-based and unit-based compensation expense	8,776	604	29,185	3,116
Gain from change in fair value of warrant liability	(428)	—	(13,139)	—
ICE transition services expense	267	—	901	—
Goodwill and intangible assets impairments	1,547,711	—	1,547,711	—
Non-recurring bitcoin sale income, net	—	(1,024)	—	(1,024)
Cancellation of common units	(110)	—	(185)	—
Adjusted EBITDA	(30,716)	(24,123)	(89,230)	(65,859)

Adjusted EBITDA loss for the three months ended September 30, 2022 increased by $6.6 million or 27.3% as compared to the three months ended September 30, 2021. The increased loss was primarily due to a $7.6 million increase in compensation and benefits resulting from an increase in headcount to support the projected growth in our business and a $3.3 million increase in selling, general and administrative expenses to support the projected growth in our business and requirements of being a public company, including increased insurance premiums and disclosure processes. The increases in these expenses were partially offset by the increase in revenue of $3.7 million over the same periods.
Adjusted EBITDA loss for the nine months ended September 30, 2022 increased by $23.4 million or 35.5% as compared to the nine months ended September 30, 2021. The increased loss was primarily due to a $24.0 million increase in compensation and benefits resulting from an increase in headcount to support the projected growth in our business, a $4.3 million increase in professional services including fees for accounting, legal and regulatory fees, and a $7.5 million increase in selling, general and administrative expenses to support the projected growth in our business and requirements of being a public company, including increased insurance premiums and disclosure processes. The increases in these expenses were partially offset by the increase in revenue of $13.2 million over the same periods.
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
Due to the COVID-19 pandemic and the military conflict in Eastern Europe, there has been uncertainty and disruption in the global economy and financial markets, which requires us to make certain estimates and assumptions that affect the amounts reported in our consolidated financial statements. The significant estimates and assumptions that affect the financial statements may include, but are not limited to, those that are related to income tax valuation allowances, useful lives of intangible assets and property, equipment and software, fair value of financial assets and liabilities, determining provision for doubtful accounts, valuation of acquired tangible and intangible assets, the impairment of intangible assets and goodwill, and fair market value of Bakkt common units, incentive units and participation units. We have assessed the impact and are not aware of any specific events or circumstances that required an update to our estimates and assumptions or materially affected the carrying value of our assets or liabilities, except as discussed in Note 4 of our unaudited consolidated financial statements included in this Report on Form 10-Q, as of the date of issuance of this Report. These estimates may change as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.
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
Changes in Internal Control Over Financial Reporting

There were no changes in the system of internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The results of any litigation cannot be predicted with certainty, and an unfavorable resolution in any legal proceedings could materially affect our future business, results of operations, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. For additional information on our ongoing legal proceedings, please refer to Note 13 in our unaudited consolidated financials included in this Report on Form 10-Q.

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
The obligations associated with safeguarding cryptoassets involve unique risks and uncertainties, including the risk of loss and lack of legal precedent regarding how cryptoassets would be treated in the event of our bankruptcy.
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
We may not realize the anticipated benefits of past or future investments, strategic transactions, or acquisitions, and integration of these acquisitions may disrupt our business and management.
We have in the past and may in the future, acquire companies, or enter into joint ventures or other strategic transaction. For example, on November 2, 2022, we acquired all of the membership interests of Apex. This acquisition, which is subject to regulatory approvals, is expected to close in the first half of 2023. Under the terms of the transaction, Bakkt and AFS will enter into a commercial agreement that memorializes the continued relationship and provision of Bakkt crypto solutions to AFS's clients.

We may not realize the anticipated benefits of past or future investments, strategic transactions, or acquisitions, including the potential acquisition of Apex, and these transactions involve numerous risks that are not within our control. These risks include the following, among others:
•difficulty in assimilating the operations, systems, and personnel of the acquired company;
•difficulty in effectively integrating the acquired technologies or products with our current products and technologies;
•difficulty in maintaining controls, procedures and policies during the transition and integration;
•disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges due to integration issues;
•difficulty integrating the acquired company's accounting, management information and other administrative systems;
•difficulty in obtaining the necessary regulatory approvals in order to close the transaction;
•inability to retain key technical and managerial personnel of the acquired business;
•inability to retain key customers, vendors and other business partners of the acquired business, including, but not limited to, the Apex customers that we expect to retain in connection with our potential acquisition of Apex;
•inability to achieve the financial and strategic goals for the acquired and combined businesses;
•incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our results of operations;
•significant post-acquisition investments which may lower the actual benefits realized through the acquisition;
•potential failure of the due diligence process to identify significant issues with product quality, legal, and financial liabilities among other things; and
•potential inability to assert that internal controls over financial reporting are effective.
Our failure to address these risks, or other problems encountered in connection with our past or future investments, strategic transactions, or acquisitions, could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, incremental expenses or the write-off of goodwill, any of which could harm our financial condition or results of operations, and the trading price of our common stock could decline. For example, under the purchase agreement for the acquisition of Apex, we agreed to issue cash consideration of $55.0 million, up to $45.0 million in shares of our Class A common stock depending on Apex's achievement of certain profitability targets for the fourth quarter of 2022, and up to an additional $100.0 million in shares of our Class A common stock depending on Apex's achievement of certain financial targets through 2025.
Mergers and acquisitions are inherently risky, may not produce the anticipated benefits and could adversely affect our business, financial condition or results of operations.
In addition, our cryptocurrency product offerings could have the effect of heightening or exacerbating many of the risk factors described in “Item 1A, Risk Factors”, in our Form 10-K, and may adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Certificate of Incorporation of the Company, as currently in effect	8-K	001-39544	3.1	October 21, 2021

3.2	By-laws of the Company, as currently in effect	8-K	001-39544	3.2	October 21, 2021

10.1	Amendment No. 4 to Digital Currency Trading, Clearing, and Warehouse Services Agreement, dated as of July 21, 2022, by and among ICE Futures U.S., Inc., ICE Clear US, Inc. and Bakkt Trust Company LLC	8-K	001-39544	10.1	July 25, 2022

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Bakkt Holdings, Inc.

Date: November 10, 2022	By:	/s/ Gavin Michael
Gavin Michael
Chief Executive Officer and President (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Karen Alexander
Karen Alexander
Chief Financial Officer (Principal Financial Officer)

Date: November 10, 2022	By:	/s/ Chip Goodroe
Chip Goodroe
Chief Accounting Officer (Principal Accounting Officer)