Form 10-K
period 2022-12-31
Bakkt Holdings, Inc.
filed 2023-03-24
CIK 1820302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-K
____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2022 was approximately $160.1 million. Shares of the registrant’s Class A common stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of March 20, 2023, there were 82,287,949 shares of the registrant’s Class A common stock, 183,279,887 shares of Class V common stock, and 7,140,808 public warrants issued and outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement relating to the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2022.

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
•the expected timing and impact of our acquisition of Apex (as defined below); and
•expansion plans and opportunities.
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
•changes in our business strategy;
•changes in the market in which we compete, including with respect to our competitive landscape, technology evolution or changes in applicable laws or regulations;
•changes in the markets that we target;
•disruptions in the crypto market that subject us to additional risks, including the risk that banks may not provide banking services to us;
•the possibility that we may be adversely affected by other economic, business, and/or competitive factors;
•the inability to launch new services and products or to profitably expand into new markets and services;
•the inability to execute our growth strategies, including identifying and executing acquisitions and our initiatives to add new clients;
•our ability to obtain all the necessary approvals to close our acquisition of Apex, successfully integrate the Apex business and employees, and to achieve the expected benefits from the acquisition;
•our failure to comply with extensive government regulation, oversight, licensure and appraisals;
•uncertain regulatory regime governing blockchain technologies and crypto;

•the inability to develop and maintain effective internal controls and procedures;
•the exposure to any liability, protracted and costly litigation or reputational damage relating to our data security;
•the impact of any goodwill or other intangible assets impairments on our operating results;
•the impact of any pandemics or other public health emergencies;
•our inability to maintain the listing of our securities on the NYSE; and
•other risks and uncertainties indicated in this Annual Report on Form 10-K, including those set forth under “Risk Factors.”

PART I
Item 1. Business
Overview
In this section and elsewhere in this Annual Report on Form 10-K, we use the following terms, which are defined as follows:
•Client means businesses with whom we contract to provide services to customers on our platform, and includes financial institutions, hedge funds, merchants, retailers, and other businesses (except in the accompanying notes to the consolidated financial statements, where we refer to revenue earned from customers, instead of clients. The term customers is in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers.)
•Cryptoassets (or crypto) means an asset that is built using blockchain technology, including cryptocurrencies, stablecoins, and other tokens. Our platform enables transactions in certain supported cryptocurrencies.
•Customer means an individual user of our platform. Customers include customers of our loyalty clients who use our platform to transact in loyalty points, as well as customers of our clients who transact in crypto through, and have accounts on, our platform (except as defined for ASC 606 purposes above).
•Loyalty points means loyalty and/or reward points that are issued by clients to their customers.
Founded in 2018, Bakkt operates technology that connects the digital economy by offering a platform for crypto and redeeming loyalty points. We enable our clients to deliver new opportunities to their customers through an interactive web experience or API solutions that unlock crypto and drive loyalty. The global market for crypto, while nascent, is rapidly evolving and expanding. We believe we are well-positioned to provide secure, licensed product solutions and grow with this evolving market. We believe our platform is well positioned to power commerce by enabling consumers, brands, and financial institutions to better manage, transact with and monetize crypto in exciting new ways. Unless otherwise expressly stated or the context otherwise requires, references to “we,” “our,” “us,” the “Company,” or “Bakkt” refer (i) prior to the closing of our business combination with VPC Impact Acquisition Holdings (“VIH”) (the “Closing”), to Bakkt Opco Holdings, LLC (f/k/a Bakkt Holdings LLC, “Opco”) and its subsidiaries and (ii) after the Closing, to Bakkt Holdings, Inc. and its subsidiaries, including Opco.
Our institutional-grade technology platform is at the core of everything we do. It is secure and licensed, born out of our heritage with our former parent company, Intercontinental Exchange, Inc. (“ICE”) (NYSE: ICE). Through these elements, we provide, or are working to provide, simplified solutions focused in the following areas:

Crypto
•Custody. Our institutional-grade qualified custody solution caters to more experienced market participants. Institutions appreciate the highly secure and compliance-focused infrastructure we have built to store crypto. Crypto that we custody is held by our subsidiary, Bakkt Trust Company LLC (“Bakkt Trust”), a limited purpose trust company that is supervised by the New York State Department of Financial Services (“NYDFS”) and governed by an independent Board of Managers.
•Crypto Connect. Our platform provides consumers, businesses and institutions with the ability to buy, sell and store crypto in a simple, intuitive digital experience accessed via application programming interfaces (“APIs”) or embedded web experience. We aim to enable businesses in various industries - such as fintechs, financial institutions and wallet providers - to provide their customers with the ability to transact in crypto directly in their trusted environments.

•Crypto Rewards. We are in the process of enabling clients of all sizes to offer loyalty and rewards to their customers in the form of crypto – either by earning crypto rewards, or by redeeming existing reward currencies, such as points or miles, into crypto. We believe this capability will enhance brands’ existing loyalty programs and attract younger, affluent, digital-native audiences and to increase loyalty with existing customers by offering the potential to increase the long-term value of their rewards.
•Crypto Payouts. We are in the process of enabling consumers to automatically invest a portion of payments into crypto. Crypto payouts allow for new cases (for instance, for gig economy or marketplace participants such as freelancers, content providers, and delivery workers to receive their wages in crypto).
Loyalty
•We offer a full spectrum of content that clients can make available to their customers when redeeming loyalty currencies, thus driving consumer loyalty and engagement. Our redemption solutions span a variety of rewards categories including merchandise (such as Apple products and services), gift cards and digital experiences. Our travel solution offers a retail e-commerce booking platform with a powerful search capability, as well as live-agent booking and servicing. Our platform provides a unified shopping experience that is configurable for companies and their programs. Capabilities include a mobile-first user experience, a multi-tier construct to accommodate loyalty tiers, comprehensive fraud protection capabilities and a split-tender payments platform to accept both points and credit cards as a form of payment. We recognize that businesses want to offer consumers choice, innovation and a frictionless experience, and our platform was constructed with this in mind.
We have thoughtfully built a unique and powerful platform, melding together institutional-grade loyalty services to complement our institutional-grade crypto capabilities. Our platform capabilities include end-to-end services, including easily digestible technology services, 24/7 customer support and marketing playbooks, for our clients. The power of these activities on our platform drives our vision – connecting the digital economy – for Bakkt and our clients.
Our Corporate Structure
We own and consolidate entities formed during the year ended December 31, 2019, including Bakkt Trust and Bakkt Marketplace, LLC (“Bakkt Marketplace”). We also own and consolidate entities that were acquired during the year ended December 31, 2019, including DACC Technologies, Inc., Digital Asset Custody Company, Inc. (collectively with DACC Technologies, Inc., “DACC”), and Bakkt Clearing, LLC (“Bakkt Clearing”), formerly known as Rosenthal Collins Group, L.L.C. We also acquired the group of affiliates companies that operates under the name Bridge2 Solutions in February 2020.
Bakkt Trust is a New York limited-purpose trust company that is chartered by and subject to the supervision and oversight of NYDFS. In September 2019, Bakkt Trust, along with IFUS and ICUS, both of which are wholly-owned subsidiaries of ICE, brought to market an institutional-grade, regulated infrastructure for trading, clearing, and custody services for bitcoin futures. Bakkt Trust acts as a qualified custodian for bitcoin and ether, which enables Bakkt Trust to offer end-to-end regulated, physically-delivered bitcoin futures and options contracts to financial institutions and market makers. In addition, Bakkt Trust offers non-trading-related, standalone custody of bitcoin and ether to institutions and certain high net worth individuals in crypto.
Bakkt Marketplace operates an integrated platform that enables consumers and enterprises to transact in crypto. Bakkt Marketplace users are able to purchase, sell, auto-invest or earn crypto. Bakkt Marketplace has received money transmitter licenses from all states throughout the U.S. where such licenses are required, has obtained a New York State virtual currency license, and is registered as a money services business with the Financial Crimes Enforcement Network of the United States Department of the Treasury. Bakkt Trust’s custody solution provides support to Bakkt Marketplace with respect to bitcoin and ether functionality.

Bakkt Clearing was registered as a futures commission merchant (“FCM”) with the Commodity Futures Trading Commission (“CFTC”) and a member of the National Futures Association (“NFA”). On May 20, 2022, Bakkt Clearing withdrew its registration with CFTC and membership in NFA, which was effective on June 20, 2022.
Bakkt’s white label loyalty redemption platform is largely carried on by its subsidiary, Bridge2 Solutions, LLC, which, together with its related companies, Bakkt acquired in February 2020.
Our Clients
Our clients include merchants, retailers, and financial institutions, and with the anticipated acquisition of Apex Crypto, as discussed below, will include fintechs, broker-dealers, neobanks and registered investment advisers. Our crypto-related capabilities will facilitate new asset acquisition and reward opportunities for their customers. Our loyalty-related capabilities deepen their relationships with their customers by increasing redemption opportunities as their customers take advantage of these opportunities, and makes their programs more current by adding crypto capabilities.
We also enable institutional clients to trade crypto using our physically-delivered bitcoin futures contracts that are traded and cleared on ICE, and to store bitcoin and ether securely in our custody platform. Our platform uniquely leverages the technology and infrastructure products of ICE, providing regulatory clarity, better price discovery, and more effective risk management for financial institutions.
Our dependence on a limited number of clients exposes us disproportionately to the risk of any of those clients choosing to no longer partner with us, to the economic performance of such clients or their respective industries or to any events, circumstances, or risks affecting such clients or their respective industries. For more information, please see our risk factors described in “Item 1A. Risk Factors - Related to Our Business, Finances and Operations”.
Revenue Model
We generate revenue when consumers use our services to acquire or use crypto and loyalty points across our platform in the following key areas:
•Subscription and service revenue. We receive a recurring subscription revenue stream from client platform fees as well as service revenue from software development fees and call center support
•Transaction revenue. We generate transaction revenue though loyalty redemption volumes where we get a take rate on the volume and from crypto buy/sell where we make a spread on both legs of the transaction.
Our revenue has seasonality and is typically higher in the fourth quarter, driven by holiday spending and travel bookings.
Revenue generated from our crypto service offerings has been immaterial to date. However, we expect that revenues from crypto trades and other transactions and subscription fees will be significant drivers of our business, and we expect those revenues to increase as we grow our client base and our users. As a result, over time, we expect loyalty revenue, which has been the source of substantially all of our revenue historically, to decrease as a percentage of overall revenue as the revenue from our crypto service offerings grows.
Growth Strategy
We go to market using a client-led strategy. We partner with leading brands and expect to grow customers on our platform through those relationships. We have already built an extensive network of clients across numerous industries including financial institutions, merchants and travel and entertainment. These clients include MasterCard, Visa, Global Payments, Fiserv, and Caesar’s. We believe that this strategy will enable us to add transacting accounts and volume more quickly and more efficiently than a direct-to-consumer model, especially as a relatively young company operating in a space like crypto that may be novel to some users.
As part of this approach, we have developed our platform to be flexible and scalable to accommodate how different clients may want to implement our offerings. Depending on each client’s specific needs and objectives, that client can choose to add one, some or all of our capabilities, and can also choose the manner in which those capabilities are enabled. Clients can choose to fully or partially embed our capabilities within their digital environment, or they can leverage our capabilities in a “ready-to-go” storefront.
We believe our growth will come from adding clients and correspondingly, their users, and increasing transaction activity as well as strategic acquisitions. On November 2, 2022, we entered into a definitive agreement with Apex Fintech Solutions, Inc. (“AFS”) pursuant to which we agreed to acquire all of the membership interests of Apex Crypto, LLC (“Apex”), a financial technology company with an integrated crypto trading platform, for consideration consisting of an initial purchase price of $55.0 million in cash, up to $45 million in shares of our Class A common stock that may be earned if Apex achieves certain profitability growth targets for the fourth quarter of 2022, and up to an additional $100.0 million in shares of our Class A common stock depending on Apex’s achievement of certain financial targets through 2025. Apex’s profitability in the fourth quarter of 2022 results in Class A common stock consideration of $9.0 million based on the earn-out target mechanics. The transaction, which is subject to regulatory approvals, is expected to close in the first half of 2023. Under the terms of the transaction, Bakkt and AFS will, among other things, enter into a commercial agreement that memorializes the continued relationship and provision of Bakkt crypto solutions to AFS’s clients. The acquisition is expected to provide immediate scale and meaningful transaction volume from Apex’s active client base. We expect to leverage Apex’s proprietary trading platform and existing relationships with liquidity providers to provide a wider range of assets and competitive pricing to our clients.
On February 8, 2023, we acquired 100% of the units of Bumped Financial, LLC (“Bumped”), a broker-dealer registered with the SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”), for cash consideration of $575,000. This acquisition required Bumped to file a Continuing Membership Application (“CMA”) with FINRA, and FINRA is currently reviewing the CMA to ensure that Bumped will continue to meet its regulatory obligations if the filing is approved. After FINRA’s assessment, the CMA will be approved, denied or approved with restrictions.

Our growth strategies include the following:
•Adding clients. We are focused on continuing to build strong client relationships. Acquiring customers through our clients is an efficient and scalable way to grow our business. Our goal is to provide these clients opportunities to leverage our capabilities either through their existing environment or by leveraging our platform. We believe that Apex will significantly expand our crypto client base into a number of new and rapidly growing client verticals, such as fintech, app trading platforms and neo-banks.
•Adding customers. We are focused on activating our existing clients and will launch joint marketing campaigns with our clients to engage with their customers. Our existing clients provide us with an addressable market of well over 100 million users, who we will focus on bringing onto our platform.
•Expanding our offering. We aim to increase the breadth and depth of our product offering in order to increase its appeal to clients and customers. We made numerous enhancements to our platform over the last year including the implementation of real-time funding, pay with points capabilities and increased points and rewards redemption options. We believe that Apex will accelerate our product road map by providing new capabilities to our platform including the addition of over 30 coins to our platform, deposit and withdrawal functionality for BTC, BCH and LTC and the ability to stake a limited number of coins. We believe that we will also be able to offer access to

NFTs through an order management system that accepts payment in fiat currency, removing friction from how NFTs transact today and enabling more widespread adoption and applicability to a broader range of consumers.
Over time, we will continue to invest in our business to provide best-in-class products and services. Some of those longer-term planned enhancements include:
•Crypto enhancements. We expect to expand our crypto capabilities to products and services that will appeal to both retail and institutional clients. Our institutional-grade cryptocurrency custody solution is our foundation. By increasing the acceptance of cryptocurrency investing in the institutional space, we believe that these additional products can further increase interest in cryptocurrency generally among consumers, benefiting our platform. As the narrative for crypto shifts, we will look to enhance our crypto capabilities, including layer 2 protocols like Bitcoin’s Lightning Network and stablecoins, to drive increased utility in the crypto economy.
•Market expansion. We expect to expand our platform into new markets. We believe that our Apex acquisition will enable us to accelerate our entry into new markets. While the exact sequence and identity of additional markets are yet to be determined, we presently also anticipate expanding into Australia and the European Union. Ultimately, the decision as to when and where to expand will be driven by client and consumer demand and the regulatory environment in those markets.
•Evaluate additional strategic acquisitions. We believe that the pending Apex acquisition will accelerate our crypto strategy and bolster our path to profitability. The acquisition will enable us to offer new and expanded crypto capabilities to our existing clients and provide instant access into the fintech sector and transaction volume with more than 30 Apex clients. We will continue to be opportunistic and evaluate strategic acquisitions that have compelling benefits for our business.
•Loyalty enhancements. As we serve existing loyalty clients with large active customer populations, we can create deeper relationships across merchants with Bakkt at the center of these loyalty networks. As loyalty programs seek new ways to leverage customer data and behaviors to deliver value, we believe our platform will enable clients to more effectively acquire, re-activate and engage customers.
We expect to fund continued growth in our business using a portion of the net proceeds from our business combination with VIH, which closed on October 15, 2021. For more information, please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”
How We Are Different
The markets in which we operate are highly competitive, rapidly changing and highly innovative. We believe that we are well-positioned given our unique ability to provide all of our capabilities under one platform, combined with our institutional-grade, secure and licensed infrastructure. We believe this provides a competitive differentiation that would be difficult to replicate. Although we do not believe that we have any single direct competitor for the full range of products we provide through our platform, we compete with a wide range of parties, including crypto exchanges, peer-to-peer payment systems, and loyalty program redemption solutions for similar services. This market is growing and changing rapidly, so we expect that we will continue to see increased competition with new entrants into the space or existing competitors expanding their product offerings.
We believe that our business model provides us with significant competitive advantages, including:

•Multi-faceted approach to security and compliance. We enable responsible and secure access to crypto for our clients. Our compliance measures, controls and rigorous risk management practices are at the core of how we operate. Our infrastructure provides multiple layers of protection and provides heightened security and compliance. This includes a separate and independent board for Bakkt Trust and the separation of custody and exchange functions to minimize potential conflicts of interest. As a public company, we’re comprehensively regulated. We have taken the time and resources to obtain a BitLicense from the New York Department of Financial Services ("NYDFS"), a limited-purpose trust charter (also from NYDFS), state money trasmitter licenses, insurance policies, and to implement robust policies and programs that govern crypto-related activity, such as a cyber security program, information security policy, global anti-money laundering (“AML”) policy, and Bank Secrecy Act (“BSA”)/Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury program. These measures are all designed to protect our clients and shareholders.
•Client-led strategy. We seek to leverage our existing and new client relationships with leading brands to add consumer users to our platform. By partnering with these brands and their existing customer bases, we believe consumers are more likely to embrace the new asset classes offered on our platform. We also believe that, as a relatively new brand, this approach will allow us to scale users and revenue more quickly.
•Institutional-grade platform. Our platform architecture is engineered to natively support crypto across a wide range of classes, with scalability and strong regulatory and compliance controls. Our platform includes a custody platform that we designed and built in partnership with our majority investor, ICE. Our platform was designed with these principles in mind to provide safe, reliable infrastructure for consumers in their everyday use.
•Trusted and scalable capabilities. Our approach, built to scale with technology, privacy, security and compliance at the core, is informed by our team's decades of collective experience. Our platform moves a significant amount of volume across asset classes every day, and we handle customer service for many of the largest financial institutions in the country. We believe these pillars, when applied to the rapidly evolving crypto space, provide confidence to consumers, merchants, institutions and loyalty clients that participate in our ecosystem.
Sales and Marketing
B2B2C Model. Our go-to-market strategy is “business-to-business-to-consumer”, or “B2B2C”, where we acquire customers primarily via client relationships. We believe our focused approach on building scalable partnerships will drive strong growth in end users. We also believe this approach is more efficient and scalable than a direct-to-consumer strategy, and we have seen early evidence that this belief is warranted. Our goal is to provide our clients with opportunities to leverage Bakkt’s capabilities through their existing customer digital experiences.
We have built an extensive vendor network across various industries including financial services, travel and entertainment, retail and platform companies. While we have made significant headway building partnerships in these industries, there remain significant untapped growth opportunities in each area. For example, traditional financial institutions are facing increased competition from a broader group of financial technology entrants (“fintechs”). We expect that the pressure on them to provide innovative products and increased competition will continue to grow. Our ability to stand up capabilities within client ecosystems makes our platform an attractive solution for such financial institutions seeking an intuitive, tightly-integrated, low risk solution to offer crypto and loyalty services.
Value of Partnerships. We believe our growing network of clients provides potential for increased scale and substantiates the viability of our business plan. As our partnerships go live, we will deploy marketing resources to drive consumer adoption and usage of our platform. The successful activation and implementation of these partnerships are expected to be a significant driver for our transaction growth and associated revenue, including crypto trading revenue. We believe we will benefit from a positive network effect, where the value of our network will generally increase as we add new clients, vendors, customers and crypto to our platform.

Customer Care
Our customer service channels are at the core of our offerings to clients, providing seamless and easy-to-leverage support for the wide array of cryptoasset transactions on our platform. We have invested heavily in customer support to provide our clients and their customers with the best possible experience. Leveraging our staff of customer service representatives, we provide 24x7 support for our clients. Our customer service agents undergo a rigorous training program and are continually monitored and trained as new capabilities are added to the platform. New clients are able to leverage our deep expertise in customer support as they roll out new offerings, like crypto, to their consumer bases.
Technology
Our core platforms and infrastructure provide loyalty integrations, travel redemption, crypto buy/sell trading, and crypto custody. Additionally, our platform supports "know your customer" ("KYC"), AML, and other anti-fraud measures to combat financial crime.
Our modern embedded web experiences and agile API-enabled platform allow us to partner and easily integrate with clients, including through the following:
•Our loyalty redemption service is provided as SaaS and powers rewards redemption for leading loyalty programs. The service is built upon highly scalable proprietary technology and supports integration with dozens of suppliers and millions of items, both through a mobile-first responsive web app or integrated into clients’ apps or sites.
•Our crypto products operate in an institutional-grade cryptocurrency custody and trading platform, primarily comprised of our custody platform, Bakkt Trust, and our pricing execution engine. The custody platform is purpose-built to safeguard crypto, with multi-signature wallet policies, hardware security modules and offline storage of private key material, blockchain surveillance and AML/KYC compliance integrated into the core of the platform. Our pricing execution engine is an automated trading system that facilitates the purchase and sale of cryptocurrencies by customers and is built to scale on demand leveraging the cloud.
Cybersecurity
Each of our products is architected, deployed, and managed through controls designed to protect our customers' confidential information and manage in line with industry best practices and applicable law. We maintain a comprehensive cyber security program, managed by a dedicated team of security professionals, leveraging multiple layers of defenses to protect consumer data and crypto wallets, including cryptocurrency that is kept in custody. For example, we operate a combination of administrative, technical, and physical controls. Some of these controls include the use of biometrics, hardware security modules, advanced cryptographic algorithms, dedicated security monitoring, separation of duties and other controls to protect and restrict unauthorized movement of crypto assets to and from the custody operations conducted by Bakkt Trust. Additionally, we regularly utilize independent and reputable external parties to assess and provide added assurance that our products are appropriately secured and resilient against modern cyber threats. We currently maintain independent SSAE-18 SOC 1 and SOC 2 attestation reports for our crypto and loyalty platform. We also maintain controls aligned to the Payment Card Industry Data Security Standard ("PCI-DSS") for in-scope systems where cardholder data is stored or processed. We comply with NYDFS cybersecurity requirements which imposes strict rules related to establishing a detailed cybersecurity plan, enacting a comprehensive cybersecurity policy, and maintaining an ongoing reporting system for cybersecurity events. Finally, we maintain a privacy program designed to meet applicable privacy laws or regulations. This includes the capability to effectively respond to consumer data subject requests or regulatory requests.
Regulation
Federal and state laws and regulations apply to many key aspects of our business. Any actual or perceived failure to comply with these requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, regulatory or governmental investigations, administrative enforcement actions, sanctions, civil and criminal liability, private litigation, reputational harm, or constraints on our ability to continue to operate. We operate in a regulatory environment that is evolving rapidly and increasing in scope. As such, it is possible that current or future laws or regulations could be enacted, interpreted or applied in a manner that would prohibit, alter, or impair our existing or planned products and services, or that could require costly, time-consuming, or otherwise burdensome compliance measures. Further, additional laws and regulations may apply to our businesses as we expand outside of the United States in the future. For more information, please see our risk factors described in “Item 1A. Risk Factors - Risks Related to Regulation, Taxation and Laws”.
Regulation of Our Payments Business. Bakkt Marketplace, LLC (“Bakkt Marketplace”), our subsidiary, maintains a money transmitter license in each jurisdiction in which we operate that requires such a license for our activities. In all other jurisdictions where Bakkt Marketplace operates, we have established with the applicable licensing body that a money transmitter license is not required at this time. We will comply with new license requirements as they arise. Bakkt Marketplace is also registered as a "Money Services Business" with the U.S. Department of Treasury’s Financial Crimes Enforcement Network (“FinCEN”). These licenses and registrations subject us to, among other things, record-keeping requirements, reporting requirements, bonding requirements, limitations on the investment of customer funds, and examination by state and federal regulatory agencies. These licensing laws also address matters such as change in control, and regulatory approval of controlling shareholders, directors, and senior management of the licensed entity. In connection with our payments business and card product, we are subject to compliance with certain industry rules, including those promulgated by the National Automated Clearing House Association (“NACHA”), as well as card network rules and guidelines. Additional new products and services that we offer may impose additional obligations on us to comply with NACHA and card network obligations related to preventing fraud and security breaches.
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
We are subject in certain jurisdictions to licensing and regulatory requirements as a result of offering our clients the ability to aggregate, buy, sell, convert, spend and send virtual currency through our platform. Consequently, we must comply with laws, rules and regulations promulgated by federal or state regulators in those jurisdictions in order to provide our services, including requirements related to capitalization, consumer protection, anti-money laundering, disclosure, reporting and examination, as well as supervisory guidance and requirements. Bakkt Marketplace also has a virtual currency license (“BitLicense”) from the NYDFS, which subjects it to NYDFS's oversight with respect to business activities conducted in New York State and with New York residents.
The laws and regulations applicable to crypto are rapidly evolving and subject to interpretation and change. For instance, the Securities and Exchange Commission (the “SEC”) has indicated that it considers certain cryptocurrencies to possibly constitute securities. The SEC has yet to issue any formal regulation on this point, though it has put forth some guidance on overarching frameworks and relevant factors to consider in this analysis. Therefore, our crypto services offered through our platform or our limited purpose trust company may become subject to regulation by other authorities and/or may subject us to additional requirements.

Broker-Dealer Regulation. The Exchange Act requires that any person who is a broker or a dealer and effects or induces securities transactions must register with the SEC. A broker is defined as “any person engaged in the business of effecting transactions in securities for the account of others,” while a dealer is defined as “any person engaged in the business of buying and selling securities for such person’s own account,” in each case, subject to exceptions. In order to be able to act as a broker and advise clients interested in transactions that involve securities, we acquired a registered broker-dealer, Bumped. This acquisition is currently under review by FINRA and remains subject to receiving FINRA’s approval.

Broker-dealers are subject to regulation, examination, investigation, and disciplinary action by the SEC, FINRA, and state securities regulators, as well as other governmental authorities and self-regulatory organizations with which they are registered or licensed or of which they are a member. Bumped is registered as a broker-dealer in 52 U.S. states and territories. The regulation of broker-dealers covers all aspects of the broker-dealer business and operations, including, depending the scope of its activities, among other things, sales and trading practices and reporting requirements, client onboarding, advertising and marketing, publication or distribution of research, margin lending, uses and safekeeping of clients’ funds and securities, capital adequacy, recordkeeping, reporting, fee arrangements, disclosures to clients, suitability, acting in client’s best interests when making recommendations to retail customers, customer privacy, data protection, information security and cybersecurity, the safeguarding of customer information, the sharing of customer information, best execution of customer orders, public offerings, customer qualifications for margin and options transactions, registration of personnel, business continuity planning, transactions with affiliates, conflicts, and the conduct of directors, officers and employees. Broker-dealers are also subject to anti-money laundering rules and requirements issued by FinCEN under the U.S. Bank Secrecy Act.
Privacy and Information Cybersecurity Regulations. Aspects of our operations or business are subject to laws and regulation in the United States and in foreign jurisdictions relating to privacy, data protection and cybersecurity. Accordingly, we publish our privacy policies and terms of service, which describe our practices concerning the use, protection, transmission, and disclosure of information. As our business continues to expand in the United States and potentially beyond, and as laws and regulations continue to be passed and their interpretations continue to evolve in numerous jurisdictions, additional laws and regulations may become relevant to us.
Regulatory authorities around the world are considering numerous legislative and regulatory proposals concerning privacy, data protection and cybersecurity. In addition, the interpretation and application of these laws and regulations in the United States and elsewhere are often uncertain and in a state of flux. As our business continues to develop and expand, we continue to monitor the additional rules and regulations that may become relevant. For additional information regarding these laws and regulations and related risks, please see “Risk Factors – Risks Related to Regulation, Taxation, and Laws – Complying with evolving laws and requirements relating to privacy, and other data related laws and requirements may be expensive and force us to make changes to our business, and failure to comply with such laws and requirements could result in substantial harm to our business.”
Consumer Protection Regulation. The Consumer Financial Protection Bureau and other federal and state regulatory agencies, including the Federal Trade Commission, broadly regulate financial products, enforce consumer protection laws applicable to credit, deposit, prepaid products, and payments, and other similar products. Such agencies have broad consumer protection mandates, and they promulgate, interpret, and enforce laws, rules and regulations, including with respect to unfair, deceptive, and abusive acts and practices that may impact or apply to our business.
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
Anti-Money Laundering and Counter-Terrorism Regulation. We are subject to AML laws and regulations in the United States, including the BSA, as amended, and its implemented regulations enforced by FinCEN, as well as laws designed to prevent the use of the financial systems to facilitate terrorist activities. We have implemented a comprehensive AML compliance program designed to prevent our payments network and custody services from being used to facilitate money laundering, terrorist financing, and other illicit activity. Our program is also designed to prevent our network and other services from being used to facilitate business in countries, or with persons or entities, included on designated lists promulgated by OFAC and equivalent authorities in other countries. Our AML compliance program is comprised of policies, procedures, reporting protocols, including reporting requirements for suspicious transactions, and internal controls, including the designation of a compliance officer, training for employees, and a regular independent review of the program. It is designed to address applicable legal and regulatory requirements and to assist in managing risk associated with money laundering and terrorist financing.
Indirect Regulatory Requirements. We maintain relationships with certain clients, including banks and other financial institutions in the United States, that are regulated by state, local and federal agencies. Because of these relationships, we may be subject to indirect regulation or examination by these institutions' regulators. We generally seek to account for these types of indirect regulatory requirements in our commercial agreements. We also have clients that are investments advisors. The SEC has recently proposed changes to its investment adviser custody rule, which could affect the terms upon which we can offer custody services to those clients.
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
Human Capital
Our employees are essential in propelling our success. We hold our employees to high standards, both in work product and ethics, and aim to create a culture of accountability and results. Our performance expectations and attributes empower our company. They reflect how we expect employees to operate, collaborate and make decisions. At Bakkt, we strive to challenge the status quo with new ideas, have open and honest communications, appreciate our diversity of thought, take ownership and accountability for delivering valuable results and act with integrity, respect and reliability.
In a complex industry, it is critical for employees to act ethically. We provide regular trainings to help our employees understand and comply with the many regulations in our industry and with our company policies. We expect managers to set the tone for their teams and to lead by example, including by embracing ethical behavior and sharing its importance with their team. Managers are expected to help their teams understand our company policies and encourage them to report any violations of policy or law. As a company, we help ensure Bakkt’s non-retaliation policy is strictly followed.
At Bakkt, we understand that our success is built by operating as a unified company – one culture and team across the crypto landscape, with a focus on growth and innovation. We are committed to diversity throughout our company. It is our policy that employees are treated, and treat each other, with fairness, respect and dignity. We embrace our employees’ differences, while valuing a diverse, inclusive and safe workplace. We aim to promote diversity and inclusion through a number of employee engagement events including internal and external speaker sessions to foster learning on relevant and important topics. Our employees come from a wide variety of backgrounds to work toward a common vision for the Company. Our CEO brings our teams together in bi-weekly all hands calls and sends weekly email updates for transparency regarding our company strategy and goals.
We strive to hold employees accountable for their work performance while providing incentives for excellence in their contributions to the Company. We encourage open collaboration to put out the best ideas and solutions to better adapt to changing markets and other challenges Bakkt faces. Our commitment to our employees is reflected in our ability to attract high-caliber talent, continuously innovate, and provide exceptional service and solutions to our clients.
As of December 31, 2022, we had a total of 1,037 employees, all of whom were full-time employees, and all of whom are located in the United States. We also engage temporary employees and consultants as needed to support our operations. Collectively, approximately 18% of our workforce is dedicated to engineering, design, or product roles. Our core locations are Alpharetta, GA, Scottsdale, AZ, New York City, NY and San Francisco, CA. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good. We believe our positive culture strengthens our company and enables our business success.
COVID-19 Impacts
In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The COVID-19 pandemic has adversely affected global economic activity and, in 2020, contributed to significant declines and volatility in financial markets. During the year ended December 31, 2022, our business operations continued to recover from the impacts of the pandemic, and revenue from loyalty and travel business also continued to recover.
Available Information
Our website is http://www.bakkt.com, and our investor relations website is located at https://investors.bakkt.com, where we make available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We use our investor relations website to post important information for investors, including news releases, analyst presentations, and supplemental financial information, and as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our investor relations website, in addition to following press releases, SEC filings and public conference calls and webcasts. The information on our website is not incorporated by reference into this Annual Report on Form 10-K.
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
Risks Related to Our Business, Finances and Operations
•Our business model is newly developed and may encounter additional risks and challenges as it grows.
•Our platform is still in the early stages of its release and is largely untested.
•Our ability to add additional functionalities and cryptoassets to our platform may adversely affect future growth.
•We have limited operating history and a history of operating losses.
•If we are unable to attract, retain or grow our relationships with our existing clients, our business, financial condition, results of operations and future prospects would be materially and adversely affected.
•Some of our current and prospective clients require the approval of their own regulators in order to deploy our solutions, especially our crypto solutions, and if they are unable to obtain those approvals on a timely basis, or at all, our results of operations and future prospects would be materially and adversely affected.
•A large percentage of our revenue is concentrated with a small number of clients; the loss of any such client would materially and adversely affect our business, financial condition, results of operations and future prospects. Moreover, because of our B2B2C go-to-market model, the loss of any client – regardless of the reason – increases the risk that the customers that originally emanated from that client will transition to another provider or stop doing business with us, which would harm our business.
•We may not realize the anticipated benefits of past or future investments, strategic transactions, or acquisitions – including the pending acquisition of Apex Crypto LLC – and integration of these acquisitions may disrupt our business and management.
Risks Related to Crypto
•Disruptions in the crypto market subject us to additional risks, including the risk that banks may not provide banking services to us.
•There may be a general perception among regulators and others that crypto is used to facilitate illegal activity such as fraud, money laundering, tax evasion and ransomware scams.
•We rely on crypto custodial solutions and related technology, which may experience theft, employee or vendor sabotage, security and cybersecurity risks, system failures and other operational issues which could damage our reputation and brand.
•Our failure to safeguard and manage our customers’ crypto could adversely impact our business, operating results, and financial condition.
•Crypto does not have extensive historical precedent and distributed ledger technology continues to rapidly evolve.
•We may encounter technical issues in connection with the integration of supported cryptoassets and changes and upgrades to their underlying networks, which could adversely affect our business.
Risks Related to Regulation, Taxation and Laws
•We are subject to extensive government regulation, oversight, licensure and appraisals and our failure to comply could materially harm our business.
•The regulatory regime governing blockchain technologies and crypto is uncertain, and new regulations or policies may alter or significantly adversely affect our business practices with respect to crypto.

•A cryptoasset’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty, and if cryptoassets on our platform are later determined to be securities, we may be subject to regulatory scrutiny, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.
•We are subject to significant litigation risk and risk of regulatory liability and penalties. Any current or future litigation against us could be costly and time-consuming to defend.
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
Risks Related to Our Securities
•The trading market for our securities has in the past been and could in the future be impacted by market volatility. Stock run-ups, divergences in valuation ratios relative to those seen during traditional markets, high short interest or short squeezes, and strong and atypical retail investor interest in the markets may impact the demand for our securities.
Risks Related to Our Business, Finances and Operations
Our business model is newly developed and may encounter additional risks and challenges as it grows.
Our vision is that our clients will utilize our platform as the go-to solution enabling customers to transact in crypto and loyalty points. Most of the assets that we have incorporated and intend to incorporate into our platform in the future are already being handled by incumbent providers. There can be no assurance that our platform will gain the acceptance of clients or customers or generate the anticipated synergies. Because some of the cryptoassets that are anticipated to be available on our platform have not previously been available for the uses our platform is intended to cover, it is difficult to predict the preferences and requirements of clients or customers, and our platform, design and technology may not appeal to such clients or customers, or may be incompatible with new or emerging forms of crypto or related technologies. Failure to achieve acceptance would impede our ability to develop and sustain a commercial business.
We primarily generate revenue when customers transact in crypto and loyalty points on our platform. Our success depends on bringing on clients and on the transaction volume from these customers. If we are not able to bring new clients onto the platform, many of whom will pay us subscription fees for our platform services, our revenue and business concern could be negatively impacted. Additionally, much of our future revenue depends on transaction fees earned from customers transacting in crypto and loyalty points and the margin we charge in connection with those transactions. If we are not able to continue to grow our base of clients, we will not be able to continue to grow our customer base, our revenues or our business, which could negatively impact our business, financial condition and results of operations and may cause us to be unable to continue as a going concern.
The attractiveness of our platform depends upon, among other things:
•the number and variety of assets and other capabilities in which customers can transact through our platform;
•our reputation, as well as clients’ and customers’ experience and satisfaction with, and trust and perception of, our platform;
•technological innovation;
•regulatory compliance and data security; and

•services and products offered by competitors.
Moreover, clients may choose to contract with other providers of services that are competitive with ours. If we fail to retain existing clients, attract new clients, or continually expand usage and transaction volume on our platform, our business, financial condition, results of operations and prospects will be materially and adversely affected.
We will have both increased financial and reputational risks if there is a failure to launch one or more features, or if the launch of a new feature is unsuccessful. Also, there can be no assurance that we will receive support from clients to launch features as planned or that we will operate as anticipated. We also require regulatory approvals, including, for example, to add new cryptoassets, products, and functionalities to our platform, and may require additional licenses and/or consultation with or approval of regulators to add, modify or discontinue certain aspects of our business model, which could lead to delays or other complexities in effectuating such changes and have a material adverse effect on our business and plan of operations.
Further, our business model entails numerous risks, including risks relating to our ability to:
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
•obtain and maintain required licenses and regulatory approvals for our business; and
•respond to, and comply with the evolving regulatory landscape for crypto and crypto platforms.
Our platform is in its early stages of release, will be further developed, and is largely untested. Any failure by us to successfully execute on the development of our platform would have an adverse effect on our business, results of operations and financial condition.
Our platform is in the early stages of release and will be further refined and developed, and certain areas of our platform are still under development and largely untested on a commercial scale. We are working to expand our service offerings, including, for example offering crypto rewards. Our platform will require additional development in order to add all of the additional functionalities and features planned by our management and activate our service offerings. There can be no assurance that the additional functionalities and features currently planned for our platform will be successfully developed in a timely fashion or at all. The addition of functionalities to our platform may require regulatory approvals, may increase our regulatory obligations and the degree of regulatory scrutiny we face, and may make regulatory compliance more complex and burdensome. We will have both increased financial and reputational risks if there is a failure to launch one or more functionalities, or if the launch of a new functionality is unsuccessful. Also, there can be no assurance that we will receive the necessary regulatory approvals or support from clients to launch features as planned or that we will operate as anticipated. Any problems that we encounter with the development or operation of our platform, including technical, legal and regulatory problems, could have a material adverse effect on our business, financial condition and results of operations.
We have a limited operating history and a history of operating losses, which make it difficult to forecast our future results of operations. Further, we expect to reduce our operating expenses in the foreseeable future, and we may not achieve or sustain profitability to absorb our targeted expense base.
We were founded in 2018 and have experienced net losses in the periods from inception through December 31, 2022. For example, our revenue was $54.6 million, $11.5 million and $28.0 million in the year ended December 31, 2022 and the periods of October 15, 2021 through December 31, 2021 (Successor) and January 1, 2021 through October 14, 2021 (Predecessor), respectively, and we generated net losses of $1,989.9 million, $164.8 million, and $139.2 million in the year ended December 31, 2022 and the periods of October 15, 2021 through December 31, 2021 (Successor) and January 1, 2021 through October 14, 2021 (Predecessor), respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue was achieved largely as the result of our white-labeled loyalty redemption product, which reflects little revenue from the launch of our broader crypto platform, and therefore should not be considered indicative of our future performance.
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
After increasing our operating costs and expenses in 2022 to complete our product road map and build public company infrastructure, we expect to reduce our operating expenses in the foreseeable future. In particular, we intend to continue to invest significant resources to further develop our platform. We have incurred increased general and administrative expenses associated with our growth, including legal and accounting expenses and costs related to internal systems and operating as a public company. We may not be able to achieve the operating expense reductions we are targeting to align with our revenue growth assumptions. Our efforts to operate our business may be costlier than we expect, or our revenue growth rate may be slower than we expect, and we may not be able to increase our revenue enough to offset our operating expenses resulting from these investments. If we are unable to achieve the revenue growth that we expect from these investments, reduce our operating expenses, or achieve profitability, it would have an adverse effect on our business, financial condition and results of operations, and the value of our business and our securities may significantly decrease.
Substantially all of our net revenues each quarter come from transactions that occur during that quarter, which has resulted in, and may continue to result in, significant fluctuations in our operating results.
Our quarterly results, including revenue, expenses, consumer metrics and other key metrics, are derived from transactions that occur during that quarter. Accordingly, our quarterly results have fluctuated and are likely to continue to fluctuate significantly due to a variety of factors, some of which are outside of our control. It is difficult for us to forecast accurately the level or source of our revenues, earnings and expenses, and the results for any one quarter are not necessarily an indication of future performance or expenses. Moreover, because of these fluctuations, our quarterly results may not fully reflect the underlying performance of our business. If our revenue, expenses, or key metrics in future quarters fall short of the expectations of our investors and financial analysts, the price of our securities could be adversely affected.
Other factors that may cause fluctuations in our quarterly results include:
•our ability to attract and retain clients and customers;
•transaction volume and mix;
•rates of repeat transaction and fluctuations in usage of our platform, including seasonality;
•the amount and timing of our expenses related to acquiring clients and customers and the maintenance and expansion of our business, operations and infrastructure;
•changes to our relationships with our clients;
•general economic, industry and market conditions;
•competitive dynamics in the industry in which we operate;

•the amount and timing of stock-based compensation expenses;
•network outages, cyberattacks, or other actual or perceived security incidents or breaches or data privacy violations;
•changes in laws and regulations that impact our business;
•the cost and outcomes of existing or potential claims or litigation; and
•the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired technologies or businesses.
If we are unable to attract, retain or grow our relationships with our existing clients, our business, financial condition, results of operations and future prospects would be materially and adversely affected. Moreover, sales efforts to large clients involve risks that may not be present or that are present to a lesser extent with respect to sales to smaller organizations.
For our platform to be successful, we must continue our existing partnerships, and successfully develop new, partnerships with clients. Our ability to retain and grow our relationships with our clients depends on the willingness of those clients to establish a commercial relationship with us. Moreover, our growth plan includes marketing expense to incentivize clients with whom we develop partnerships to market our platform to their customers, which we expect would accelerate customer adoption of our platform and lower our overall customer acquisition cost. If clients with whom we develop partnerships fail to market or do not effectively market our platform to their customers, or customers fail to adopt our platform through these marketing efforts in such numbers as we have projected, our customer acquisition costs may increase and our business, financial condition and results of operations may be adversely affected.
Sales to large clients involve risks that may not be present or that are present to a lesser extent with sales to smaller organizations, such as longer sales cycles, more complex requirements and substantial upfront sales costs. For example, large clients may require considerable time to evaluate and test our platform prior to making a decision, or may request pricing models that may decrease our potential margins. Several factors influence the length and variability of our sales cycle, including the need to educate potential clients about the uses and benefits of our platform, the discretionary nature of purchasing and budget cycles, and the competitive nature of evaluation and purchasing approval processes. In order for our sales efforts to large organizations to be successful, we often must be able to engage with senior officers of the organization. As a result, the length of our sales cycle, from identification of the opportunity to deal closure, may vary significantly for each clients, with sales to large enterprises typically taking longer to complete. If we fail to effectively manage the risks associated with sales cycles and sales to large clients, our business, financial condition and results of operations may be adversely affected.
Moreover, when we execute an agreement with a client, we are still dependent on that client to deploy our platform. Larger clients in particular often delay deployment for a lengthy period of time after executing an agreement. Even when clients begin their integration into our platform, they do so on a limited basis while frequently requiring that we provide implementation services, which may include customization and controls that limit the functionality of our platform, and negotiate pricing discounts, which increases our upfront investment in the sales effort with no guarantee that sales to these clients will justify our upfront investment, which can be substantial. If a client delays deployment for lengthy periods of time, our consumer and revenue growth may not achieve expectations and our business, financial condition and results of operations may be adversely affected.
Our agreements with our clients have terms that range from approximately three to five years, and in some cases, our existing clients can generally terminate these agreements without cause upon 30 to 90 days’ prior written notice. In addition, many of those agreements also provide for the right of the client to terminate the agreement, or for us to pay financial penalties, in the event that we breach certain service level agreements with respect to the operation of our platform. The termination of one or more of our agreements with a client would result in a reduction in a loss of transacting accounts, transaction volume and revenue attributable to customers generated from that client relationship, and our business, financial condition, results of operations and future prospects would be materially and adversely affected.

Additionally, certain of our partnerships have not yet been memorialized in definitive written agreements, or certain terms of the written agreements relating to such partnerships remain subject to further discussion and refinement before they can be implemented. Our ability to realize the intended benefits of these partnerships will depend on our ability to finalize such agreements, and to do so on terms sufficiently favorable to us. While we continue to negotiate partnership terms, we may be unable to agree to terms with such clients on commercially advantageous terms or at all, which may adversely affect our business and prospects.
Some of our current and prospective clients require the approval of their own regulators in order to deploy our solutions, especially our crypto solutions, and if they are unable to obtain those approvals on a timely basis, or at all, our results of operations and future prospects would be materially and adversely affected.
Some of our current and prospective clients themselves are regulated entities that may be restricted from engaging with us. For instance, several banks to whom we seek to provide our crypto solutions are regulated by the Federal Reserve, the Office of the Comptroller of the Currency, and/or the Federal Deposit Insurance Corporation. Pursuant to statements made by these regulators in the last several months, banks they regulate are required to consult with, and potentially obtain the approval of, their relevant regulator before “engaging in crypto-related activities.” If these banks, or other current or prospective clients that are regulated entities, are unable to obtain the approval of their regulators, or the timing of such approvals is delayed, that failure or delay would materially and adversely affect our results of operations and future prospects.
We face substantial and increasingly intense competition worldwide in the industries in which we operate.
The crypto and loyalty and rewards industries are highly competitive, rapidly changing, highly innovative, and increasingly subject to regulatory scrutiny and oversight. Although we do not believe that we have any single direct competitor for the full range of products we provide through our platform, we compete against a wide range of businesses in the crypto and loyalty industries generally, including those that are larger than us, have greater name recognition, larger pools of deployable capital, longer operating histories, or a dominant or more secure position, or offer other products and services to customers that we do not offer, as well as smaller or younger companies that may be more agile in responding quickly to regulatory and technological changes. Many of the areas in which we compete evolve rapidly with changing and disruptive technologies, shifting consumer needs, and frequent introductions of new products and services. Competition also may intensify as businesses enter into business combinations and partnerships, and established companies in other segments expand to become competitive with different aspects of our business.
We compete primarily on the basis of the following:
•ability to attract, retain and engage clients (and in turn, customers) on our platform;
•ability to demonstrate to clients that they may achieve incremental revenue and attract new customers by using and offering our services to their customers;
•confidence in the safety, security, privacy and control of customer information on our platform;
•ability to develop products and services across multiple commerce channels, including crypto and loyalty points; and
•system reliability, regulatory compliance and data security.
We partner with many businesses and consider the ability to continue establishing these partnerships important to our business. Competition for relationships with these clients is intense and there can be no assurance that we will be able to continue to establish, grow, or maintain these client relationships.
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
We also compete against a large number of decentralized and noncustodial platforms. On these platforms, customers can interact directly with a market-making smart contract or on-chain trading mechanism to exchange one type of crypto for another without any centralized intermediary. These platforms are typically not as easy to use as our platform, and some lack the speed and liquidity of centralized platforms, but various innovative models and incentives have been designed to bridge the gap. In addition, such platforms have low startup and entry costs as market entrants often remain unregulated and have minimal operating and regulatory costs. If the demand for decentralized platforms grows and we are unable to compete with these decentralized and noncustodial platforms, our business may be adversely affected.
If we are not able to differentiate our products and services from those of our competitors, drive value for our clients and customers, or effectively and efficiently align our resources with our goals and objectives, we may not be able to compete effectively in the market.
If our platform does not meet our service level commitments, our revenue and reputation may be negatively impacted.
We typically commit, through service level agreements or otherwise, to maintaining a minimum service levels with respect to our platform’s functionality, availability and response time. If we are unable to meet these commitments, we may be obligated to provide clients with remedies set forth below. A failure to meet service level commitments, even for a relatively short duration, could cause us to be contractually obligated to issue credits or refunds to a large number of affected clients and customers, or could result in the dissatisfaction or loss of clients and customers. Affected participants could also choose to pursue other legal remedies that may be available to them.
In addition, we rely on public cloud providers, such as Microsoft Azure and Google Cloud, and any availability interruption in the public cloud could result in us not meeting our service-level commitments. In some cases, we may not have a contractual right with our public cloud providers that compensates us for any losses due to availability interruptions in the public cloud.
Any of the above circumstances or events may impact our revenues, harm our reputation, impair our ability to develop our platform and grow our base of clients and customers, subject us to financial penalties and liabilities under our service level agreements and otherwise harm our business, financial condition and results of operations.
If we fail to successfully transition certain services provided to us by ICE in the past, our business could be harmed.
We have historically relied on ICE, a significant stockholder, to provide services with respect to certain aspects of our business, including the following:
•market credibility, regulatory and industry expertise and infrastructure support;
•critical infrastructure for custody of our crypto; and
•institutional-grade services to support our custody arrangements, which leverage ICE’s robust platform of security protocols.
Pursuant to a transition services agreement (the “Transition Services Agreement”) we signed with ICE on November 10, 2021, we have agreed to transition certain services, including technology and data center services, away from ICE that had previously been provided under an intercompany services agreement (“ISA”). There can be no assurance that we will be able to timely, efficiently or economically develop these capacities or provide these services without ICE, or that we will be able to procure alternative services from third parties. We may also be unable to provide the services at the level that they have historically been provided by ICE, or at all.

In the interim, because we rely on ICE to provide support services and to facilitate certain of our business activities, we may face increased operational risk. Over time, we anticipate that ICE may sell down its ownership interest in us, thereby reducing the alignment of interests between us and ICE. With or without this sell down, ICE may be subject to financial, legal, regulatory and labor issues, cyberattacks, security incidents, privacy breaches, service terminations, disruptions or interruptions, or other problems, which may impose additional costs or requirements on us or prevent ICE from providing services to us or our customers on our behalf, which could harm our business. In addition, ICE may disagree with our interpretation of contract terms or applicable laws and regulations, fail or refuse to process transactions or provide other services adequately, take actions that degrade the functionality of our services, impose additional costs or requirements on us or our customers, or give preferential treatment to competitive services. As a result, we may be subject to business disruptions, losses related to costs to remediate any deficiencies, consumer dissatisfaction, reputational damage, legal or regulatory proceedings, or other adverse consequences, any of which could harm our business.
We face operational, legal and other risks related to our reliance on third party vendors, over which we have no control.
We face operational risk because we rely on third party vendors to provide us with financial, technology and other services and to facilitate certain of our business activities, including, for example, marketing services, fulfillment services, cloud-based computer and data storage and other IT solutions and payment processing.
These third parties may be subject to financial, legal, regulatory and labor issues, cyberattacks, security incidents, privacy breaches, service terminations, disruptions or interruptions, or other problems, which may impose additional costs or requirements on us or prevent these third parties from providing services to us or our customers on our behalf, which could harm our business. Additionally, the Consumer Financial Protection Bureau (“CFPB”) and other regulators have issued guidance stating that institutions under their supervision may be held responsible for the actions of the companies with which they contract. Accordingly, we could be adversely impacted to the extent our vendors fail to comply with the legal requirements applicable to the particular products or services being offered.
In some cases, vendors are the sole source, or one of a limited number of sources, of the services they provide to us. For example, we are solely reliant on our agreement with our cloud computing web services provider for the provision of cloud infrastructure services to support our platform. Most of our vendor agreements are terminable by the vendor with little or no notice, and if our current vendors were to terminate their agreements with us or otherwise stop providing services to us on acceptable terms, we may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms, or at all. If any vendor fails to provide the services we require, fails to meet contractual requirements (including compliance with applicable laws and regulations), fails to maintain adequate data privacy controls and electronic security systems, or suffers a cyberattack or other security incident or breach, we could be subject to CFPB, Federal Trade Commission, SEC, and other regulatory enforcement actions, claims from third parties, including our customers, incur significant costs to resolve any issues or suffer economic and reputational harm, any of which could have an adverse effect on our business.
If we cannot keep pace with rapid technological developments to provide new and innovative products and services, the use of our products and services may not develop, and, consequently, our business would suffer.
Rapid, significant and disruptive technological changes impact the industries in which we operate, including developments in crypto (including distributed ledger and blockchain technologies). As a result, we expect new services and technologies to continue to emerge and evolve, and we cannot predict the effects of technological changes on our business. In addition to our own initiatives and innovations, we rely in part on third parties for the development of and access to new or evolving technologies. These third parties may restrict or prevent our access to, or utilization of, those technologies, as well as their platforms or products. In addition, we may not be able to accurately predict which technological developments or innovations will become widely adopted and how those technologies may be regulated. We expect that new services and technologies applicable to the industries in which we operate will continue to emerge and may be superior to, or render obsolete, the technologies we currently use in our products and services. Developing and incorporating new technologies into our products and services may require substantial expenditures, take considerable time, and ultimately may not be successful. In addition, our ability to adopt new products and services and to develop new technologies may be inhibited by industry-wide standards, payments networks, changes to laws and regulations, resistance to change from clients or customers, third-party intellectual property rights, or other factors. Our success will depend on our ability to develop and incorporate new technologies and adapt to technological changes and evolving industry standards. If we are unable to do so in a timely or cost-effective manner, our business could be harmed.
A large percentage of our revenue is concentrated with a small number of clients; the loss of any such client would materially and adversely affect our business, financial condition, results of operations and future prospects. Moreover, because of our B2B2C go-to-market model, the loss of any client – regardless of the reason – increases the risk that the customers that originally emanated from that client will transition to another provider or stop doing business with us, which would harm our business.
The concentration of a significant portion of our business and transaction volume with a limited number of clients exposes us disproportionately to the risk of any of those clients choosing to no longer partner with us, to the economic performance of such clients or their respective industries or to any events, circumstances, or risks affecting such clients or their respective industries. Any such loss could make our platform less appealing to existing and potential customers. Accordingly, the loss of any significant client relationship could materially and adversely affect our business, results of operations, financial condition and future prospects.
Acquisitions, strategic investments, partnerships, or alliances may be difficult to identify. We may not realize the anticipated benefits of past or future investments, strategic transactions or acquisitions, including our pending acquisition of Apex Crypto LLC, and integration of these acquisitions may pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value or otherwise adversely affect our business, financial condition and results of operations.
We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, partnerships, alliances and platform technologies that we believe could complement or expand our platform, enhance our technology, or otherwise offer growth opportunities. For example, on November 2, 2022, we entered into an agreement to acquire all of the membership interests of Apex Crypto LLC (“Apex”).
We may not realize the anticipated benefits of past or future investments, strategic transactions, or acquisitions, including the pending acquisition of Apex, and these transactions involve numerous risks that are not within our control. These risks include the following, among others:
•obtaining the requisite regulatory approvals necessary to consummate the transaction the acquisition, or to integrate the acquired business with our own;
•difficulty in assimilating the operations, systems, and personnel of the acquired business;
•difficulty in effectively integrating the acquired technologies or products with our current products and technologies;
•difficulty in maintaining controls, procedures and policies during the transition and integration;
•disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges due to integration issues;
•difficulty integrating the acquired business’s accounting, management information and other administrative systems;
•inability to retain key technical and managerial personnel of the acquired business;
•inability to retain key customers, vendors and other business clients of the acquired business;
•inability to achieve the financial and strategic goals for the acquired and combined businesses;
•incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our results of operations;

•regulatory changes that affect the value of the businesses we acquire or our plans for integration of those businesses, or that expose us to additional regulation or litigation in connection with the acquired businesses;
•significant post-acquisition investments which may lower the actual benefits realized through the acquisition;
•potential failure of the due diligence process to identify significant issues with product quality, legal, and financial liabilities among other things; and
•potential inability to assert that internal controls over financial reporting are effective.
In particular, the pending acquisition of Apex presents risks to our business, including because:
•our ability to consummate the Apex acquisition is subject to regulatory approval, and there can be no assurance as to whether we will obtain that regulatory approval. Further, even if we do obtain the required approvals, the timing of those approvals may be later than we project, which would have a material adverse effect on our revenue projections;
•our ability to retain the existing clients of Apex, and expand those relationships, is a key growth driver for us;
•we plan to replace and/or augment many of our existing systems and relationships (e.g. agreements with crypto liquidity providers) with those presently used by Apex;
•Apex’s platform currently processes significantly more volume than our platform, and we need to be able to accommodate this significant increase in volume;
•Apex currently lists more cryptoassets on its platform than we do on ours, and there can be no assurance that some or all of those additional cryptoassets will not be deemed to be “securities” or otherwise restricted from trading by regulators; and
•The commercial relationship with Apex Clearing that is a part of the pending acquisition is a key growth driver for us, but that relationship may not produce the benefits that we envision.
Our failure to address these risks, or other problems encountered in connection with our past or future investments, strategic transactions, or acquisitions, could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, incremental expenses or the write-off of goodwill, any of which could harm our financial condition or results of operations, and the trading price of our common stock could decline. For example, under the purchase agreement for the acquisition of Apex, we agreed to issue cash consideration of $55.0 million, up to $45 million in shares of our Class A common stock depending on Apex's achievement of certain profitability targets for the fourth quarter of 2022 (Apex’s profitability in the fourth quarter of 2022 results in Class A common stock consideration of $9.0 million based on the earn-out target mechanics), and up to an additional $100.0 million in shares of our Class A common stock depending on Apex's achievement of certain financial targets through 2025.
We may require additional capital to support the growth of our business, and such capital might not be available on acceptable terms, if at all.
Other than the proceeds received from the VIH Business Combination, we have funded our operations since inception primarily through equity financings and payments received from our platform. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, financial condition, or results of operations. If we incur debt, the debt holders would have rights senior to holders of existing securities to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our Class A Common Stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our existing securities. Our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, thus we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our securities and diluting their interests.

We hold our cash and cash equivalents that we use to meet our working capital and operating expense needs in deposit accounts that could be adversely affected if the financial institutions holding such funds fail.

We hold our cash and cash equivalents that we use to meet our working capital and operating expense needs in deposit accounts at multiple financial institutions. The balances held in these accounts typically exceed the Federal Deposit Insurance Corporation deposit insurance limit. If a financial institution in which we hold such funds fails or is subject to significant adverse conditions in the financial or credit markets, we could be subject to a risk of loss of all or a portion of such uninsured funds or be subject to a delay in accessing all or a portion of such uninsured funds. Any such loss or lack of, or delay in, access to these funds could adversely impact our liquidity and our ability to meet our ongoing working capital and operating expense obligations.

We also maintain investment accounts with other financial institutions in which we hold our investments and, if access to these investments were to be impaired, we may not be able to open new operating accounts, sell investments or transfer funds from our investment accounts to new operating accounts on a timely basis sufficient to meet our operating expense obligations. In addition, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, the ability of our clients or their customers to access existing cash, cash equivalents or investments or to access existing, or enter into new, banking arrangements or facilities, may be adversely impacted, which could in turn impact such parties’ ability to pay their obligations to us or to our clients, or to enter into new commercial arrangements with us.
The loss of the services of our senior management could adversely affect our business.
The experience of our senior management is a valuable asset to us. If we are unable to retain members of our core senior management team, including our Chief Executive Officer, Gavin Michael, we could experience uncertainty and significant delays or difficulty in the achievement of our development and strategic objectives and our business, financial condition and results of operations could be materially and adversely harmed. Our management team has significant experience, is responsible for many of our core competencies, and would be difficult to replace. Competition for senior executives in these businesses is intense, and we may not be able to attract and retain qualified personnel to replace or succeed members of our senior management team or other key personnel. Failure to retain talented senior leadership could have a material adverse effect on our business.
Our business will suffer if we fail to attract and retain highly skilled employees.
Our future success will depend on our ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization, particularly information technology and sales. Further, hiring qualified and experienced personnel in this specialized technology space is difficult due to the high level of competition and scarcity of experience. Many of the companies with which we compete for experienced employees have greater resources than we do and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training employees, which increases their value to competitors that may seek to recruit them. We may not be able to attract, develop and maintain the skilled workforce necessary to operate our business and labor expenses may increase as a result of a shortage in the supply of qualified personnel, which would negatively impact our business. Further, if we suffer attrition and shortages with respect to certain of our customer service personnel, such as our call centers, our ability to maintain compliance with our service level commitments to clients may be impacted, resulting in financial penalties and, potentially, damage to or loss of those client relationships. In addition, in response to the difficult macroeconomic environment and in an effort to reduce our operating expenses, we recently implemented two separate reductions in force, or RIFs, that collectively impacted approximately 95 full-time employees. These RIFs may impact the morale of our current employees, may impact our ability to retain them and to attract new employees in the future, which would have a negative effect on the implementation of our operations.
Our revenue is impacted, to a significant extent, by the general economy.
Our business and our clients’ businesses are sensitive to macroeconomic conditions. Economic factors such as interest rates, inflation, changes in monetary and related policies, market volatility (including as a result of geopolitical issues, such as the war in Ukraine), consumer confidence, and unemployment rates are among the most significant factors that impact consumer spending behavior. Weak economic conditions, high interest rates, inflation or a significant deterioration in economic conditions reduce the amount of disposable income consumers have, which in turn reduces consumer spending and the willingness of consumers to accumulate and spend crypto and loyalty points or otherwise transact in such assets, which would have an adverse effect on our business, results of operations, financial condition, and future prospects. In particular, the high levels of, and increases in, inflation currently experienced in the United States could negatively impact our business by increasing our costs and reducing consumer activities necessarily to our revenue generation.
Our ability to generate subscription and service revenue and transaction revenue depends, in part, on customers continuing to access and utilize our platform. Our clients’ businesses may decrease or fail to increase as a result of factors outside of their control, such as the macroeconomic conditions referenced above, or business conditions affecting a particular client, industry vertical, or region. Weak economic conditions also could extend the length of our clients’ sales cycle and cause consumers to delay making (or not make) purchases. Some of our clients have experienced a decrease in sales, supply chain disruptions, inventory shortages, and other adverse effects. A decline in activity by consumers of our clients’ products and services for any reason may correspondingly result in lower revenue generated by our platform.
If we experience rapid growth, it may place significant demands on our operational, administrative and financial resources and it may be difficult to sustain such growth.
We have a relatively limited operating history even at our current scale and our projected growth in future periods exposes us to increased risks, uncertainties, expenses and difficulties. If we are unable to appropriately scale our operations to support such growth, our business, results of operations, financial condition and future prospects would be materially and adversely affected.
If we experience rapid growth, we could face significant challenges in:
•maintaining and developing relationships with existing and new clients
•securing funding to maintain our operations and future growth;
•maintaining adequate financial, business and risk controls;
•implementing new or updated information and financial risk controls and procedures;
•navigating complex and evolving regulatory and competitive environments;
•attracting, integrating and retaining an appropriate number of qualified, skilled employees;
•training, managing and appropriately sizing our workforce and other components of our business on a timely and cost-effective basis;
•expanding within existing markets;
•entering new markets and introducing new solutions;
•continuing to develop, maintain, protect and scale our platform;
•effectively using limited personnel and technology resources; and

•maintaining the security of our platform and the confidentiality of the information, including personally identifiable information, provided and utilized across our platform.
We may not be able to properly manage and scale our expanding operations effectively, and any failure to do so could adversely affect our ability to generate revenue and control our expenses, which could in turn materially and adversely affect our business, financial condition, results of operations and future prospects.
Future material impairments in the value of our long-lived assets, including goodwill, have in the past negatively affected, and could in the future negatively affect, our operating results.
We regularly review our long-lived assets, including our goodwill and other intangible assets, for impairment. Goodwill and other intangible assets are subject to impairment review on an annual basis and whenever potential impairment indicators are present. Changes in market conditions or other changes in the future outlook of value may lead to impairment charges in the future. Future events or decisions may lead to asset impairments and/or related charges. Certain non-cash impairments may result from a change in our strategic goals, business direction or other factors relating to the overall business environment. Material impairment charges could negatively affect our results of operations.
For example, during the fiscal year ended December 31, 2022, we recognized $1.8 billion of goodwill and intangible assets impairments relating to the elongated timing for expected crypto product activations and the decline in our market capitalization as of December 31, 2022. Further adverse changes to the timing for expected crypto product activations and declines in market capitalization could lead to additional goodwill or intangible asset impairment charges in future periods, which could be material to our results of operations. For more information on the valuation and impairment of long-lived assets, see “Critical Accounting Policies” in Item 7 of this Annual Report.
We may not be successful in achieving expected operating efficiencies and sustaining or improving operating expense reductions, and might experience business disruptions and adverse tax consequences associated with restructuring, realignment and cost reduction activities.
Portions of our business have been, and may in the future be, the subject of restructuring, realignment or cost reduction initiatives. For example, in the fourth quarter of 2022 and first quarter of 2023, we launched a restructuring plan in order to simplify and focus on our core capabilities. The streamlining effects of the plan could result in reduced revenue, which may adversely impact our business operations. In addition, we may not be successful in achieving the full efficiencies and cost reduction benefits we expect or such benefits might be realized later than expected, and the ongoing costs of implementing these measures might be greater than anticipated. If these measures are not successful or sustainable, we might undertake additional restructuring efforts, which could result in future charges. Moreover, our ability to achieve our other strategic goals and business plans might be adversely affected, and we could experience business disruptions, if our restructuring and realignment efforts and our cost reduction activities prove ineffective.
Stakeholders’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.
There is an increasing focus from stakeholders concerning corporate responsibility, specifically related to environmental, social and governance matters, or ESG. Some stakeholders may use these non-financial performance factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our policies and actions relating to corporate responsibility are inadequate. In particular, increasing concerns over climate change have resulted and may continue to result in new regulatory requirements relating to climate change, including regulating greenhouse gas emissions (and the establishment of enhanced internal processes or systems to track them) and sustainability initiatives, which may impose more stringent restrictions and requirements than our current legal or regulatory obligations and could increase our compliance costs. We may also face reputational damage in the event that we do not meet the ESG standards set by various constituencies.

Furthermore, if our competitors’ corporate social responsibility performance is perceived to be better than ours, potential or current investors may elect to invest with our competitors instead. In addition, in the event that we communicate certain initiatives and goals regarding ESG matters, we could fail, or be perceived to fail, in our achievement of such initiatives or goals, or we could be criticized for the scope of such initiatives or goals. If we fail to satisfy the expectations of stakeholders or our initiatives are not executed as planned, our reputation and business, operating results and financial condition could be adversely impacted.
Pandemics and other public health emergencies, including the COVID-19 pandemic, or fear thereof, could adversely impact our business, operations and financial condition.
Occurrences of epidemics or pandemics, depending on their scale, may cause different degrees of damage to the national and local economies within our geographic focus. Global economic conditions may be disrupted by widespread outbreaks of infectious or contagious diseases, including any resurgence or new variants of COVID-19. Pandemics and other public health emergencies, or fear thereof, have in the past caused and are likely in the future to cause substantial changes in consumer behavior and restrictions on business and individual activities, which have led, and are likely to lead to reduced economic activity. These effects could be exacerbated or prolonged by the emergence of variants. Extraordinary actions taken by international, federal, state and local public health and governmental authorities to contain and combat pandemics in regions throughout the world, including travel bans, quarantines, “stay-at-home” orders and similar mandates for many individuals and businesses to substantially restrict daily activities have had and could in the future have an adverse effect on our financial condition and results of operations. The willingness of clients to expend resources to integrate into our platform may be hampered by the uncertainty resulting from any pandemic or other public health emergency. Additionally, existing clients could seek financial relief from obligations to us, or choose to cancel contracts with us.
Risks Related to Crypto
Disruptions in the crypto market subject us to additional risks.
Recent financial distress in the crypto market, such as bankruptcies filed by certain market participants including providers of banking services to crypto companies, has increased uncertainty in the macroeconomic environment. There is no certainty that the measures we have taken will be sufficient to address the risks posed by the downstream effects of continued financial distress in the crypto market, and we may experience material and adverse impacts to our business as a result of the global economic impacts of such financial distress, including the loss of customer trust in crypto, including bitcoin, and any recession or economic downturn that has occurred or may occur in the future.
The ultimate impact of the financial distress in the crypto market will depend on future developments, including, but not limited to, the downstream effects of the bankruptcies filed by certain crypto market participants, their severity, and the actions taken by regulators to address its impact. Any further deterioration in the crypto markets may have an adverse effect on our reputation, and any negative perception by our clients of crypto may lead to a loss of client demand for our products and services, any of which could have an adverse impact on our business and financial condition. We may also suffer a decline in the market price of our Class A common stock due to any negative perception by our clients, investors, or the general public, of crypto or the crypto market.
Due to unfamiliarity and some negative publicity associated with crypto platforms, existing and potential customers may lose confidence in crypto platforms, which could have an adverse impact on our business.
Numerous crypto platforms have been sued, investigated, or shut down due to fraud, manipulative practices, business failure and security breaches. In many of these instances, customers of these platforms were not compensated or made whole for their losses. For example, in May 2019, Binance, one of the world’s largest platforms, was hacked, resulting in losses of approximately $40 million, and in February 2021, Bitfinex settled a long-running legal dispute with the State of New York related to Bitfinex’s alleged misuse of over $800 million of customer assets. Further, in 2022, each of Celsius Networks, Voyager, Three Arrows Capital and FTX declared bankruptcy, resulting in a loss of confidence in participants of the crypto economy and negative publicity surrounding crypto more broadly.
In response to these events, the crypto markets have experienced extreme price volatility, certain markets experienced issues with liquidity and several other entities in the crypto industry have been, and may continue to be, negatively affected, further undermining confidence in the crypto markets and in bitcoin. If the liquidity of the crypto markets continues to be negatively impacted by these events, crypto prices (including the price of bitcoin) may continue to experience significant volatility and confidence in the crypto markets may be further undermined. These events are continuing to develop and it is not possible to predict at this time all of the risks that they may pose to us, our service providers or on the crypto industry as a whole.
In addition, there have been reports that a significant amount of crypto trading volume on crypto platforms is fabricated and false in nature, with a specific focus on unregulated platforms located outside the United States. Such reports may indicate that the market for crypto platform activities is significantly smaller than otherwise understood. Negative perception, a lack of stability and standardized regulation in the crypto industry, and the closure or temporary shutdown of crypto platforms due to fraud, business failure, hackers or malware, or government mandated regulation, and associated losses suffered by customers may reduce confidence in the crypto economy and demand for crypto products and services, and result in greater volatility of the prices of crypto, including significant depreciation in value. Any of these events could reduce customer demand for our products and services and have an adverse impact on our business.
There may be a general perception among regulators and others that crypto is used to facilitate illegal activity such as fraud, money laundering, tax evasion and scams. Because we provide the ability to transact in crypto, any negative perceptions associated with crypto could harm our reputation.
Crypto is perceived by regulators and the general public as being susceptible to, and in fact has been used on numerous occasions for, illegal or improper uses, including money laundering, tax evasion, terrorist financing, illegal online gambling, fraudulent sales of goods or services, illegal sales of prescription medications or controlled substances, piracy of software, movies, music and other copyrighted or trademarked goods (in particular, crypto goods), bank fraud, child pornography, human trafficking, prohibited sales of alcoholic beverages or tobacco products, securities fraud, pyramid or ponzi schemes, or to facilitate other illegal activity. Because our platform allows certain customers of Bakkt Trust to deposit and withdraw crypto, and our platform allows customers to transact in crypto, this perception may harm our reputation because we could be viewed as facilitating, or could otherwise become associated with, these illegal activities. Any such negative perception of our reputation could harm our business.
In addition, because we use a B2B2C go-to-market strategy, our ability to attract customers (and in turn, transaction volume that generates revenue) depends on our ability to attract and enter into relationships with clients. To the extent that these clients perceive crypto as a risky sector, or one that these clients do not wish to associate with (or allow their customers to associate with through that client’s brand), that would have a material adverse effect on our business.
Further, banks may not provide banking services, or may cut off banking services, to businesses that provide crypto-related services, which could dampen liquidity in the market and damage the public perception of crypto generally or any one cryptoasset in particular, which could decrease the trading volume of crypto.
Crypto custodial solutions and related technology, including our systems and custodial arrangements, are subject to risks related to a loss of funds due to theft of crypto, employee or vendor sabotage, security and cybersecurity risks, system failures and other operational issues, the loss, destruction or other compromise of our private keys and a lack of sufficient insurance.
Our systems and custodial solutions involve the processing, storage and transmission of crypto and data. Contractual limits on our exposure in the event that crypto is stolen or misappropriated may not be sufficient to protect us from liability or other harm. The theft or misappropriation of crypto held in custody by us would likely result in financial loss, reputational damage, potential lack of trust from our customers, negative press coverage, and diversion of our management’s time and focus. The secure storage and transmission of crypto and data over networks is a critical element of our operations. Threats to our operations come from external factors such as governments, organized crime, hackers, and other third parties such as outsourced or infrastructure-support providers and application developers, or may originate internally from an employee or service provider to whom we have granted access to our systems.
Crypto transactions are generally irrevocable, and stolen or incorrectly transferred crypto may be irretrievable. Once a transaction has been verified and recorded in a block that is added to the distributed ledger, an incorrect transfer of a crypto generally will not be reversible, and we may not be able to obtain compensation for any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, the crypto could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. Such events would have a material adverse effect on our ability to continue as a going concern.
Crypto is controllable only by the possessor of private keys relating to the distributed ledger through which the crypto is held. While the distributed ledgers require a public key relating to a cryptoasset to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the cryptoasset. To the extent our private keys are lost, destroyed, or otherwise compromised and no backups of the private keys are accessible, we will be unable to access the crypto held through the distributed ledger. Any loss of private keys relating to, or hack or other compromise of, our crypto could adversely affect our consumers’ ability to access or sell their crypto and could harm consumers’ trust in us and our products. Additionally, any loss of private keys relating to, or hack or other compromise of, the distributed ledger through which third parties store crypto could have negative reputational effects on us and harm consumers’ trust in us and our products.
Our insurance policies may not be adequate to reimburse us for losses caused by security breaches or incidents, and we may lose crypto valued in excess of the insurance policy without any recourse. Unlike bank accounts or accounts at some other financial institutions, in the event of loss or loss of utility value, there is no public insurer to offer recourse to us or to any consumer and the misappropriated crypto may not be easily traced to the bad actor.
Further, when crypto custodial solutions or transfer venues, whether involving our systems or others, experience system failures or other operational issues, such events could result in a reduction in crypto prices or confidence and impact our success and have a material adverse effect on our ability to continue as a going concern.
Our failure to safeguard and manage our customers’ crypto could adversely impact our business, operating results, and financial condition.
In our capacity as a crypto custodian, our platform holds crypto for individual and institutional customers, and buys, sells, sends and receives crypto to fulfill buy and sell orders of such customers, which it then holds on behalf of the customers through the Bakkt Warehouse. On March 31, 2022, the SEC issued Staff Accounting Bulletin No. 121, which represents a significant change regarding how a company safeguarding crypto held for its platform users reports such crypto on its balance sheet. Applicable insolvency law is not fully developed with respect to the holding of crypto in custodial arrangements and, if our custodially held crypto were, in the event of our bankruptcy, considered to be the property of our bankruptcy estate, the crypto we custodially hold could be subject to bankruptcy proceedings and our customers could be treated as our general unsecured creditors. This prospect may result in customers finding our custodial services more risky and less attractive and this, and any failure to increase our customer base, discontinuation or reduction in use of our platform and products by existing customers as a result, could adversely impact our business, operating results, and financial condition. Further, any future changes in U.S. generally accepted accounting principles (“GAAP”) that require us to change the manner in which we account for our crypto held for our customers could have a material adverse effect on our financial results and the market price of our securities.
See “Risks Related to Risk Management and Financial Reporting – Future changes in financial accounting standards may significantly change our reported results of operations.”

Crypto does not have extensive historical precedent and distributed ledger technology continues to rapidly evolve. The unique characteristics of crypto presents risks and challenges to us that could have a material adverse effect on our business.
Crypto does not have extensive historical precedent and distributed ledger technology continues to rapidly evolve. Given the infancy of the development of crypto networks, parties may be unwilling to transact in crypto, which would dampen the growth, if any, of crypto networks. In our capacity as a crypto custodian, our platform holds crypto for individual and institutional customers, and buys, sells, sends and receives crypto to fulfill buy and sell orders of such consumers, which it then holds on behalf of the customers through Bakkt Trust. The rate of change of crypto networks can present technological challenges and require us to expend significant time and expenditures to adapt to new crypto network technologies. Acceptance of software patches or upgrades by a significant, but not overwhelming, percentage of the users and miners in a crypto network, such as the Bitcoin Network, could result in a “fork” in such network’s distributed ledger, resulting in the operation of multiple separate networks. This could require us to develop and incorporate new technologies to integrate with the new fork, which may require substantial expenditures and take considerable time, if it can be done at all. Until such time as we develop and incorporate such new technologies, consumers may not be able to access new forks or the assets available on new forks. Because crypto networks are dependent upon the internet, a disruption of the internet or a crypto network, such as the Bitcoin Network, would affect the ability to transfer crypto, including bitcoin. The realization of one or more of the foregoing risks may have a material adverse effect on our crypto trading and custody business. Moreover, because crypto, including bitcoin, has been in existence for a short period of time and is continuing to develop and evolve, there may be additional risks in the future that are impossible to predict and which could have a material adverse effect on our crypto and custody business.
We may encounter technical issues in connection with the integration of supported cryptoassets and changes and upgrades to their underlying networks, which could adversely affect our business.
In order to support any particular cryptoasset, a variety of front and back-end technical and development work is required to integrate such supported cryptoasset with our existing technical infrastructure. For certain cryptoassets, a significant amount of development work is required and there is no guarantee that we will be able to integrate successfully with any existing or future cryptoasset. In addition, such integration may introduce software errors or weaknesses into our platform, including our existing infrastructure. Even if such integration is initially successful, any number of technical changes, software upgrades, soft or hard forks, cybersecurity incidents, bugs, errors, defects or other changes to the underlying blockchain network may occur from time to time, causing incompatibility, technical issues, disruptions, or security weaknesses to our platform. If we are unable to identify, troubleshoot and resolve any such issues successfully, we may no longer be able to support such cryptoassets, our customers’ assets may be frozen or lost, the security of our hot, warm, or cold wallets may be compromised, and our platform and technical infrastructure may be affected, all of which could adversely impact our business.
The blockchains on which ownership of crypto is recorded are dependent on the efforts of third parties acting in their capacity as the blockchain transaction miners or validators, and if these third parties fail to successfully perform these functions, the operation of the blockchains that record ownership of crypto could be compromised.
Blockchain miners or validators maintain the record of ownership of crypto. If these entities suffer from cyberattacks or other security incidents (whether from hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, the inadvertent transmission of computer viruses or other malware, other forms of malicious attacks, malfeasance or negligent acts of its personnel, or via other means, including phishing attacks and other forms of social engineering), of for financial or other reasons cease to perform these functions, the functioning of the blockchains on which the ownership of a cryptoasset is recorded and the valuation based may be jeopardized. Any such interruption could result in loss of crypto and/or its value.
In addition, over the past several years, crypto mining operations have evolved from individual users mining with computer processors, graphics processing units and first-generation application specific integrated circuit (“ASIC”)

machines to “professionalized” mining operations using proprietary hardware or sophisticated machines. If the profit margins of crypto mining operations are not sufficiently high, crypto miners are more likely to immediately sell tokens earned by mining, resulting in an increase in liquid supply of that crypto, which would generally tend to reduce that crypto’s market price.
Risks Related to Regulation, Taxation and Laws
Our business is subject to extensive government regulation, oversight, licensure and approvals. Our failure to comply with extensive, complex, uncertain, overlapping and frequently changing rules, regulations and legal interpretations could materially harm our business.
Our business is subject to laws, rules, regulations, policies and legal interpretations in the markets in which we operate, including, but not limited to, those governing money transmission, virtual currency business activity, consumer protection, anti-money laundering, counter-terrorist financing, privacy and data protection, cybersecurity, economic and trade sanctions, commodities, derivatives, and securities.
We have been, and expect to continue to be, required to apply for and maintain various licenses, certifications and regulatory approvals in jurisdictions where we provide our services, including due to changes in applicable laws and regulations or the interpretation of such laws and regulations. There can be no assurance that we will elect to pursue, or be able to obtain, any such licenses, certifications and approvals. In addition, there are substantial costs and potential product changes involved in maintaining and renewing such licenses, certifications and approvals. For instance, in the United States, Bakkt Marketplace has obtained licenses to operate as a money transmitter (or its equivalent) in the states where it operates and where such licenses are required, as well as in the District of Columbia and Puerto Rico, and as a virtual currency business with the State of New York. In these capacities, Bakkt Marketplace is subject to reporting requirements, restrictions with respect to the investment of consumer funds, bonding requirements and inspection by state regulatory agencies.
As we expand our business activities, both as to the products and services offered and into jurisdictions beyond the United States, including as a result of the Apex acquisition, if consummated, we will become increasingly obligated to comply with new laws and regulations, including those of any additional countries or markets in which we operate, and we may be subject to increased regulatory oversight and enforcement and more restrictive rules and regulations. Laws outside of the United States often impose different, more specific, or even conflicting obligations on companies, as well as broader liability. For example, certain transactions that may be permissible in a local jurisdiction may be prohibited by regulations of U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) or U.S. anti-money laundering or counter-terrorist financing regulations. Our ability to manage our business and conduct our operations internationally will require considerable management attention and resources, particularly as we have no operating history outside the United States and limited experience with international regulatory environments and market practices. Our failure to successfully manage regulatory risks could harm our international operations and have an adverse effect on our business, operating results, and financial condition.
In general, any failure or perceived failure to comply with existing or new laws, regulations, or orders of any regulatory authority (including changes to or expansion of the interpretation of those laws, regulations, or orders) may subject us to liability, significant fines, penalties, criminal and civil lawsuits, forfeiture of significant assets and enforcement actions in one or more jurisdictions, result in additional compliance and licensure requirements, increase regulatory scrutiny of our business, restrict our operations and force us to change our business practices, make product or operational changes, including ceasing our operations in certain jurisdictions, or delaying planned product launches or improvements. Any of the foregoing could, individually or in the aggregate, harm our reputation, damage our brand and business, impose substantial costs and adversely affect our financial condition and results of operations. The complexity of U.S. federal and state regulatory and enforcement regimes, coupled with the scope of our operations and the evolving regulatory environment, could result in a single event giving rise to a large number of overlapping investigations and legal and regulatory proceedings by multiple authorities. Moreover, we cannot provide any assurance that our employees, contractors, or agents will not violate such laws and regulations.

The U.S. state and federal regulatory regime governing blockchain technologies and crypto is uncertain, and new regulations or policies may require us to alter our business practices.
Significant parts of our business, such as our product and service offerings involving crypto, are subject to uncertain and/or evolving regulatory regimes. As crypto has grown in both popularity and market size, governments have reacted differently, with certain governments deeming it illegal and others allowing its use and trade without restriction, while in some jurisdictions, such as in the United States, subject the ownership and exchange of crypto to extensive, and in some cases overlapping, unclear and evolving regulatory requirements.
Many U.S. regulators, including the SEC, FinCEN, the IRS and certain state regulators, have made official pronouncements or issued guidance or rules regarding the treatment of crypto. However, there remain uncertainties associated with being subject to FinCEN regulations as a money service business, as FinCEN’s rules, regulations and guidance are evolving and subject to change. For instance, while FinCEN has released guidance about how it considers its regulations to interact with crypto businesses, there remain some uncertainties about the application of this guidance to certain crypto businesses. Changes to FinCEN’s rules, regulations and guidance could subject us to increased scrutiny and/or require updates to our policies and procedures and compliance programs. The IRS released guidance treating crypto as property that is not currency for U.S. federal income tax purposes, although there is no indication yet whether other courts or federal or state regulators will follow this classification. In May 2022, the Chair of the U.S. Commodity Futures Trading Commission (the “CFTC”), Rostin Behnam, stated that bitcoin and ether are commodities. In April 2022, SEC Chairman Gary Gensler announced that he had asked SEC staff to work: (i) to register and regulate crypto platforms like securities exchanges; (ii) with the CFTC on how to jointly address crypto platforms that trade both securities and non-securities; (iii) on segregating out crypto platforms’ custody of customer assets, if appropriate; and (iv) on segregating out the market-making functions of crypto platforms, if appropriate. On July 21, 2022, the SEC announced insider trading charges against individuals transacting in crypto and, as part of the complaint, the SEC alleged certain cryptoassets were securities. Mr. Gensler also indicated in an October 2022 speech that he believed the “vast majority” of crypto tokens are securities and thus, that many crypto intermediaries are transacting in securities and have to register with the SEC. The SEC has also indicated that governance tokens, staking services and stablecoins as securities. In January 2023, the Federal Reserve, Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation issued a joint statement, highlighting key risks of the crypto sector in light of its significant volatility in 2022 and stating that (i) issuing or holding as principal cryptoassets that are issued, stored or transferred on an open, public, and/or decentralized network or similar system is “highly likely to be inconsistent with safe and sound banking practices,” and (ii) they have “significant safety and soundness concerns” associated with business models that are concentrated in crypto-asset-related activities or have concentrated exposures to the crypto-asset sector.
Various governmental and regulatory bodies, including legislative and executive bodies, in the United States and in other countries may adopt new laws and regulations, the direction and timing of which may be influenced by changes in the governing administrations and major events in the crypto industry. For example, following the failure of several prominent crypto trading venues and lending platforms, such as FTX, Celsius Networks, Voyager and Three Arrows Capital in 2022, the U.S. Congress expressed the need for both greater federal oversight of the crypto industry and comprehensive cryptocurrency legislation. In the near future, various governmental and regulatory bodies, including in the United States, may introduce new policies, laws, and regulations relating to crypto and the crypto industry generally, and crypto platforms in particular. The failures of risk management and other control functions at other companies that played a role in the 2022 events could accelerate an existing regulatory trend toward stricter oversight of crypto platforms and the crypto industry. Furthermore, new interpretations of existing laws and regulations may be issued by such bodies or the judiciary, which may adversely impact the development of the crypto industry as a whole and our legal and regulatory status in particular by changing how we operate our business, how our products and services are regulated, and what products or services we and our competitors can offer, requiring changes to our compliance and risk mitigation measures, imposing new licensing requirements, or imposing a total ban on certain crypto transactions, as has occurred in certain jurisdictions in the past.

Meanwhile, certain state regulators, such as the NYDFS, have created or are in the process of creating new regulatory frameworks with respect to crypto. For example, in 2015, the NYDFS adopted the first U.S. regulatory framework for licensing participants in crypto business activity. The regulation, known informally as the “BitLicense,” regulates the conduct of businesses that are involved in crypto in New York or with New York customers and prohibits any person or entity involved in such activity from conducting such activities without a license. Bakkt Marketplace currently operates under a BitLicense. On January 25, 2023, the NYDFS released guidance regarding crypto custody practices, providing that a “virtual currency entity custodian” must: (1) separately account for and segregate customer assets from proprietary assets, (2) take possession of customer assets only for the limited purpose of carrying out custody and safekeeping services, (3) request approval before implementing any sub-custody arrangements, and (4) provide adequate disclosure to customers.
Other states have adopted or are considering proposing similar statutes and regulations that will require us or our subsidiaries to obtain a license to conduct crypto activities. For example, Louisiana’s virtual currency regulation became effective on January 1, 2023. It requires operators of virtual currency businesses to obtain a virtual currency license in order to conduct business in Louisiana, and as such, we are in the process of applying for this license. Other states, such as Texas, have published guidance on how their existing regulatory regimes governing money transmitters apply to virtual currencies. Some states, such as New Hampshire, North Carolina and Washington, have amended their state’s statutes to clarify the treatment of virtual currencies within existing licensing regimes, while others have interpreted their existing statutes as requiring a money transmitter license to conduct certain virtual currency business activities.
Both federal and state agencies have instituted enforcement actions against those violating their interpretation of existing laws. For example, in January 2023, Coinbase settled an NYDFS compliance investigation for a monetary penalty of $50 million and a separate commitment to make $50 million in compliance program investments by the end of 2024. Other U.S. and many state agencies have offered little official guidance and issued no definitive rules regarding the treatment of crypto. The CFTC staff has publicly taken the position that certain cryptoassets are commodities, and as such, exchange-traded derivatives involving bitcoin are subject to the CFTC’s jurisdiction and enforcement powers. This has been reflected in certain CFTC enforcement actions, including those against Coinflip, Inc. and certain informal CFTC guidance, such as the LabCFTC’s Primer on Virtual Currencies. However, such informal guidance is not official policy, rule or regulation, may be subject to change, and does not necessarily bind the CFTC. To the extent that bitcoin is deemed to fall within the definition of a “commodity interest” under the Commodity Exchange Act (“CEA”), we may be subject to additional regulation under the CEA and CFTC regulations. Although the CFTC has suggested it is not particularly focused on pursuing such enforcement at this time, if the CFTC pursues such enforcement and ultimately shuts down an exchange on which our bitcoin futures contract is traded, it may have a significant adverse impact on our business and plan of operations.
As blockchain technologies and crypto business activities grow in popularity and market size, and as new crypto businesses and technologies emerge and proliferate, federal, state and local regulators revisit and update their laws and policies and can be expected to continue to do so in the future. Changes in this regulatory environment, including changing interpretations and the implementation of new or varying regulatory requirements by the government, may significantly affect or change the manner in which we currently conduct some aspect of our business.
The technologies underlying crypto are novel technologies and relatively untested, and the application of U.S. federal and state securities and other financial laws to aspects of these technologies and crypto is unclear in certain respects. Because of the novelty of crypto and their underlying blockchain technologies, it is possible that securities regulators may interpret laws in a manner that adversely affects the value of crypto and our business. Various legislative and executive bodies in the United States and in other countries may, in the future, adopt laws, regulations, or guidance, or take other actions that could severely or materially impact the permissibility of the operation of the blockchain networks underlying crypto. It is difficult to predict how or whether regulatory agencies may apply existing or new regulation with respect to this technology and its applications. In addition, self-regulatory bodies may be established that set guidelines regarding crypto which could have similar effects to new policies adopted by government bodies.

Any future regulatory actions applicable to crypto, the blockchain networks underlying them, our business, and our related activities could severely impact us. It could also result in negative publicity. Regulatory change could even potentially result in certain of our operations being viewed as impermissible, which could negatively affect the value of crypto and our business. The interpretation and application of various federal and states laws to crypto is also uncertain and/or evolving. For instance, U.S. bankruptcy courts are now faced with a number of questions of first impression that may determine the status of crypto in bankruptcy, and the rights and obligations of platforms that custody crypto for their customers.
Crypto networks, blockchain technologies, and coin and token offerings also face an uncertain regulatory landscape in many foreign jurisdictions, including (among others) the European Union, China and Russia. Various foreign jurisdictions may, in the future, adopt laws, regulations or directives that affect crypto and our business. The effect of any future regulatory change is impossible to predict, but any change could be substantial and materially adverse to the adoption and value of crypto and our business.
New or changing laws and regulations or interpretations of existing laws and regulations, in the United States and other jurisdictions, may materially and adversely impact crypto and our business, including with respect to their value, their liquidity, the ability to access marketplaces or exchanges on which to trade crypto, and the structure, rights and transferability of crypto, and the treatment of crypto and holders of crypto in insolvency proceedings.
A crypto’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty, and if cryptoassets on our platform are later determined to be securities, we may be subject to regulatory scrutiny, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.
The SEC and its staff have taken the position that certain cryptoassets fall within the definition of a “security” under the U.S. federal securities laws, and it is possible the SEC may take this position with respect to other assets that may be transacted on our platform. The legal test for determining whether any given asset is a security is a highly complex, fact-driven analysis that evolves over time, and the outcome is difficult to predict. The SEC generally has not provided advance guidance or confirmation on the status of any particular cryptoasset as a security. Furthermore, it is difficult to predict the direction or timing of any continuing evolution of the SEC’s views with regard to crypto. It is also possible that a change in the governing administration or the appointment of new SEC commissioners could substantially impact the views of the SEC and its staff. To date, public statements by senior officials at the SEC indicate that the SEC does not intend to take the position that bitcoin or ether are securities in their current form; however, these are the only cryptoassets as to which senior officials at the SEC have publicly expressed such a view. Moreover, such statements do not represent SEC rules or official policy statements by the SEC; they reflect only the speakers’ views and are not binding on the SEC or any other agency or court and cannot be generalized to any other cryptoasset. With respect to all other cryptoassets, there is currently no certainty under the existing securities laws to determine that such assets are not securities; though the SEC’s Strategic Hub for Innovation and Financial Technology published a framework for analyzing whether any given cryptoasset is a security in April 2019, this framework is also not a rule, regulation or statement of the SEC and is not binding on the SEC. In July 2022, the SEC announced insider trading charges against individuals transacting in crypto and, as part of the complaint, the SEC alleged certain cryptoassets were securities, and the current SEC Chairman, Gary Gensler, has repeatedly indicated in remarks to various forums, including the U.S. Congress, that many cryptoassets and related products and services may qualify as securities and accordingly be subject to SEC oversight and regulation. The SEC, as well as other regulators, seem increasingly focused on the regulation of crypto, which may impact our business. There also remains a significant lack of clarity over whether individual cryptoassets backed by local currencies, known as “stablecoins,” will be deemed to be “securities.”
While we currently operate only in the United States, we intend to expand internationally and will be required to comply with the securities (and other) laws of those jurisdictions as we do so. Foreign jurisdictions have varying approaches to classifying crypto as “securities,” and certain cryptoassets and other assets may be deemed to be a “security”

under the laws of some jurisdictions, but not others. Various non-U.S. jurisdictions may, in the future, adopt additional laws, regulations, or directives that affect the characterization of crypto as “securities.”
The classification of an asset as a security under applicable law has wide-ranging implications for the regulatory obligations that flow from the offer, sale, trading and clearing of such assets. For example, an asset that is a security in the United States may generally only be offered or sold in the United States pursuant to a registration statement filed with the SEC or in an offering that qualifies for an exemption from registration. Persons that effect transactions in assets that are classified as securities in the United States may be subject to registration with the SEC and states in which they offer and sell securities as a “broker” or “dealer” and subject to the corresponding rules and regulations of the SEC, relevant states and self-regulatory organizations, including the Financial Industry Regulatory Authority, Inc. (“FINRA”). Platforms that bring together buyers and sellers of assets that are classified as securities in the United States constitute securities exchanges and will be either required to register as such with the SEC, or to operate pursuant to an exemption, as an alternative trading system (“ATS”).
We could be subject to legal or regulatory action in the event the SEC, a foreign regulatory authority, or a court were to determine that a supported cryptoasset bought, sold, converted, spent or sent through our platform is a “security” under applicable laws. Because our platform is not yet registered or licensed with the SEC or foreign authorities as a broker-dealer, national securities exchange, or ATS (or foreign equivalents), and we do not seek to register or rely on an exemption from such registration or license to facilitate the offer and sale of cryptoassets on our platform, we currently only permit transactions in cryptoassets that we have determined are not securities. We intend to offer other cryptoassets on our platform in the future, although which cryptoassets will be allowed on our platform, and the timing for such cryptoassets to be allowed on out platform, is uncertain. We will only allow those cryptoassets for which we determine there are reasonably strong arguments to conclude that the cryptoasset is not a security.
However, the application of securities laws to the specific facts and circumstances of crypto may be complex and subject to change, and a listing determination does not guarantee any conclusion under the United States federal securities laws. For example, in December 2020, the SEC filed a lawsuit against Ripple Labs, Inc. and two of its executives, alleging that they have engaged in an unregistered, ongoing securities offering through the sale of XRP, Ripple’s cryptoasset, which had been in the public domain since 2012. In July 2022, the SEC filed securities fraud charges against a former employee of Coinbase related to misuse of confidential Coinbase information. These SEC charges allege that nine cryptoassets involved in this matter are securities under federal securities laws. In February 2023, the SEC entered into a settlement agreement with Kraken after alleging its staking-as-a-service program constituted an offering and sale of securities. Pursuant to the settlement agreement, Kraken committed to cease offering or selling securities through its crypto staking services or staking programs in the United States. Additionally, in February 2023, the SEC issued a Wells notice to the Paxos Trust Company, LLC (“Paxos”), which Paxos claims pertains to a potential SEC action alleging BUSD, a stablecoin, is a security. As a result, it is unclear if the SEC would take a similar view or action with respect to other cryptoassets. We expect our risk assessment policies and procedures to regularly evolve to take into account developments in case law, facts and developments in technology, regulatory clarity and changes in market acceptance and adoption of these cryptoassets. Actions may also be brought by private individuals or entities alleging illegal transactions involving cryptoassets that they claim are securities, and seeking recission of those transactions, and/or other legal and equitable relief under federal or state securities laws.
There can be no assurances that we will properly characterize any given cryptoasset as a security or non-security for purposes of determining if that cryptoasset is allowed to be offered through our platform, or that the SEC, foreign regulatory authority, or a court, if the question was presented to it, would agree with our assessment. If the SEC, foreign regulatory authority, or a court were to determine that bitcoin or any other cryptoasset to be offered, sold, or traded on our platform in the future is a security, we would not be able to offer such cryptoasset for trading until we are able to do so in a compliant manner, such as through an alternative trading system approved to trade cryptoassets that constitute securities, and such determination may have adverse consequences for such supported cryptoassets. A determination by the SEC, a foreign regulatory authority, or a court that an asset that we support for trading on our platform constitutes a security may also result in a determination that we should remove such asset from our platform, as well as other assets that have similar characteristics to such asset deemed to be a security. In addition, we could be subject to judicial or administrative sanctions for failing to offer or sell the asset in compliance with the registration requirements, or for acting as a broker, dealer, or national securities exchange without appropriate registration. Such an action could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines and disgorgement, criminal liability and reputational harm. Customers that traded such supported assets on our platform and suffered trading losses could also seek to rescind a transaction that we facilitated on the basis that it was conducted in violation of applicable law, which could subject us to significant liability. Furthermore, if we remove any assets from trading on our platform, our decision may be unpopular with our customers and may reduce our ability to attract and retain customers, especially if such assets remain traded on unregulated exchanges, which includes many of our competitors.
We are subject to significant litigation risk and risk of regulatory liability and penalties. Any current or future litigation against us could be costly and time-consuming to defend.
We are from time to time subject to legal proceedings and claims that arise in the ordinary course of business, such as securities class action litigation or other shareholder litigation, claims brought by our clients or customers in connection with commercial disputes, or employment claims made by our current or former employees, and patent litigation. On April 21, 2022, a putative class action was filed against Bakkt Holdings, Inc. and certain of its directors and officers prior to the VIH Business Combination in the U.S. District Court for the Eastern District of New York on behalf of certain purchasers of securities of VIH and/or purchasers of Bakkt Class A common stock issued in connection with the VIH Business Combination, seeking damages as well as fees and costs. On March 14, 2023, the parties reached a settlement in principle, and expect to complete a stipulation of settlement on or before April 10, 2023. We expect the settlement will be covered by our insurance, less our contractual retention. On February 20, 2023, a derivative action related to the foregoing class action was filed against Bakkt Holdings, Inc. and all of its directors in the U.S. District Court for the Eastern District of New York.
Many aspects of our business also involve substantial litigation risks, including potential liability from disputes over terms of a trade, the claim that a system failure or delay caused monetary losses to a customer, that we entered into an unauthorized transaction, that we provided materially false or misleading statements in connection with a transaction or that we failed to effectively fulfill our regulatory oversight responsibilities. We may be subject to disputes regarding the quality of customer order execution, the settlement of customer orders or other matters relating to our services.
Litigation, even claims without merit, might result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, financial condition and results of operations. Insurance might not cover such claims, might not provide sufficient payments to cover all the costs to resolve one or more such claims, and might not continue to be available on terms acceptable to us (including premium increases or the imposition of large deductible or co-insurance requirements). A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial position and results of operations. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms, or that our insurers will not deny coverage as to any future claim. Further, an adverse resolution of any lawsuit or claim against us could have a material adverse effect on our business and our reputation. To the extent we are found to have failed to fulfill our regulatory obligations, we could lose our authorizations or licenses or become subject to conditions that could make future operations more costly and impair our profitability. Such events could also result in consumer dissatisfaction and a decline in consumers’ willingness to use our platform.
Bakkt Holdings, Inc. is a holding company, its only material asset is its interest in Opco, and it is accordingly dependent upon distributions made by its subsidiaries to pay taxes and expenses, make payments under the Tax Receivable Agreement and pay dividends.
Bakkt Holdings, Inc. is a holding company with no material assets other than our ownership of Opco Common Units and our managing member interest in Opco. As a result, it have no independent means of generating revenue or cash flow. Its ability to pay taxes and operating expenses, make payments under the Tax Receivable Agreement (the “Tax Receivable Agreement”) and pay dividends (if any) will depend on the financial results and cash flows of Opco and its subsidiaries and the distributions it receives from Opco. Deterioration in the financial condition, earnings or cash flow of Opco and its subsidiaries for any reason could limit or impair Opco’s ability to pay such distributions. Additionally, to the extent it needs funds and Opco and/or any of its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or Opco is otherwise unable to provide such funds, it could materially adversely affect Bakkt Holdings’ liquidity and financial condition.
Opco will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of Opco Common Units. Accordingly, we will be required to pay income taxes on our allocable share of any net taxable income of Opco. Under the terms of the Opco LLC Agreement, Opco is obligated to make certain tax distributions to holders of Opco Common Units (including us). In addition to tax expenses, we will also incur other expenses, including payment obligations under the Tax Receivable Agreement, which could be significant. We intend to cause Opco to make distributions to holders of Opco Common Units, pro rata, in aggregate amounts sufficient to cover all of our applicable income taxes, payments required to be made by us under the Tax Receivable Agreement and dividends, if any, declared us. However, Opco’s ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, restrictions on distributions that would either violate any contract or agreement to which Opco is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering Opco insolvent. If our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement and to fund our obligations, we may be required to incur additional indebtedness to provide the liquidity needed to make such payments, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid; provided, however, that non-payment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, which could be substantial.
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
We are party to the Tax Receivable Agreement, which generally provides for the payment by us of 85% of certain net tax benefits, if any, that we realize (or in certain cases are deemed to realize) as a result of these increases in tax basis and certain other tax attributes of Opco and tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. These payments are our obligation and not an obligation of Opco. The actual increase in our allocable share of Opco’s tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of the Class A Common Stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of the recognition of our income. While many of the factors that will determine the amount of payments that we will make under the Tax Receivable Agreement are outside of our control, we expect that the payments we will make under the Tax Receivable Agreement will be substantial and could have a material adverse effect on our financial condition. Estimating the amount and timing of payments that may become due under the Tax Receivable Agreement is, by its nature, imprecise. The amount and timing of any payments under the Tax Receivable Agreement are dependent upon significant future events, including those noted above in respect of estimating the amount and timing of our realization of tax benefits. The potential future tax savings that we will be deemed to realize, and the Tax Receivable Agreement payments made by us, will be calculated based on the market value of the Class A Common Stock at the time of each redemption or exchange under the Exchange Agreement and the prevailing tax rates applicable to us over the life of the Tax Receivable Agreement and will depend on us generating sufficient taxable income to realize the tax benefits that are subject to the Tax Receivable Agreement. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid; however, non-payment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, which could be substantial, as further described below. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make it a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement.
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
In general, a company that is or holds itself out as being engaged primarily in the business of investing, reinvesting, or trading in securities may be deemed to be an investment company under the Investment Company Act. The Investment Company Act contains substantive legal requirements that regulate the manner in which “investment companies” are permitted to conduct their business activities. We believe we have conducted, and intend to continue to conduct, our business in a manner that does not result in us being characterized as an investment company. To avoid being deemed an investment company, we may decide not to broaden our offerings, which could require us to forgo attractive opportunities. If we are deemed to be an investment company under the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be restricted, which would adversely affect our business, financial condition and results of operations. In addition, we may be forced to make changes to our management team if we are required to register as an investment company under the Investment Company Act.

Broker-dealers are subject to extensive state and federal government regulation in the United States, and our failure or inability to comply with these regulations or regulatory action against us could adversely affect our results of operations, financial condition, or business.

We have recently acquired Bumped, a broker-dealer registered with FINRA, subject to FINRA approval of a CMA filed by Bumped. Bumped is registered as a broker-dealer in 52 U.S. states and territories. As such, if the CMA is approved by FINRA completing the acquisition, we will be subject to regulation, examination, investigation, and disciplinary action by the SEC, FINRA, and state securities regulators, as well as other governmental authorities and self-regulatory organizations with which Bumped is registered or licensed or of which Bumped is a member. Our failure or inability to comply with these any of these regulations or any regulatory action against us could adversely affect our results of operations, financial condition, or business.
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
The United States is also a member of the Financial Action Task Force (“FATF”), an intergovernmental body that establishes international standards to combat money laundering, terrorist financing and other related threats to the integrity of the international financial system. FATF issues guidance that members states are required to observe. More recently, in October 2021, FATF issued the Updated Guidance for Virtual Assets and Virtual Asset Service Providers (“FATF Guidance”) which provides additional details regarding expectations for crypto businesses, including those related to due diligence, transmission of transaction data and reporting.
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
We are subject to the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”), the U.S. domestic bribery statute contained in 18 U.S.C. § 201, and possibly other anti-bribery and anti-corruption laws in countries outside of the United States where we conduct our activities. Anti-corruption and anti-bribery laws are enforced aggressively and are interpreted broadly to generally prohibit companies, their employees, agents, representatives, clients, and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector.
We may leverage third parties to sell our products and conduct our business abroad. We, our employees, agents, representatives, clients and third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we may be held liable for the corrupt or other illegal activities of these employees, agents, representatives, clients or third-party intermediaries even if we do not explicitly authorize such activities. We cannot assure you that all of our employees, agents, representatives, clients or third-party intermediaries will not take actions in violation of applicable law for which we may be ultimately held responsible. As we increase our international sales and business, our risks under these laws may increase.

These laws also require that we keep accurate books and records and maintain internal controls and compliance procedures designed to prevent any such actions. While we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that none of our employees, agents, representatives, clients or third-party intermediaries will not violate our policies or applicable laws and regulations, for which we may be ultimately held responsible.
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
We are subject to federal and state consumer protection laws and regulations in the jurisdictions in which we operate. In the United States, Bakkt Marketplace is subject to federal and state consumer protection laws and regulations applicable to its activities, including the Electronic Fund Transfer Act (“EFTA”) and Regulation E as implemented by the CFPB. These regulations require us to provide advance disclosure of changes to our services, follow specified error resolution procedures and reimburse consumers for losses from certain transactions not authorized by the consumer, among other requirements. There are uncertainties associated with being subject to consumer protection rules and regulations of the CFPB and other regulators, including in the application of certain rules and regulations to our business model and to crypto. Bakkt Marketplace may be considered a “covered person” for purposes of the CFPB’s enforcement authority and may additionally be subject to the authority of the Federal Trade Commission. Under certain consumer protection rules and regulations, we may be exposed to significant liability to consumers in the event that there is an incident which results in a large number of unauthorized and fraudulent transfers out of our system. Additionally, we could face private litigation by consumers under consumer protection laws and regulations that have private rights of action. Technical violations of consumer protection laws could result in the assessment of actual damages or statutory damages or penalties of up to $1,000 in individual cases or up to $500,000 per violation in any class action and treble damages in some instances; we could also be liable for plaintiffs’ attorneys’ fees in such cases. We could be subject to, and could be required to pay amounts in settlement of, lawsuits containing allegations that our business violated the EFTA and Regulation E or otherwise advance claims for relief relating to our business practices.
We have implemented certain changes to comply with the CFPB’s rule on prepaid accounts, which requires, among other things, the disclosure of fees and other information to the consumer prior to the creation of a prepaid account, some of which constitute substantial changes to the design of certain U.S. consumer accounts and their operability, which could lead to consumer dissatisfaction, require us to reallocate resources, and increase our costs, which could negatively affect our business.
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
Furthermore, laws relating to privacy and data protection, including with respect to the use of data in artificial intelligence and machine learning, are rapidly evolving, extensive, complex and include inconsistencies and uncertainties. Examples of recent and anticipated developments that have or could impact our business include the following:
•The California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights (“CPRA”) provide California residents increased privacy rights and protections with respect to certain sensitive personal information, including the ability to opt out of sales of their personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA.
•In March 2021, the Governor of Virginia signed into law the Virginia Consumer Data Protection Act (“VCDPA”) (effective January 1, 2023). The VCDPA creates consumer rights similar to the CCPA, but also imposes security and assessment requirements for businesses.
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
These and other similar legal and regulatory developments could contribute to legal and economic uncertainty, affect how we design, market, sell and operate our platform, how our clients, customers and vendors process and share data, how we process and use data, and how we transfer personal data from one jurisdiction to another, which could negatively impact demand for our platform. We may incur substantial costs to comply with such laws and regulations, to meet the demands of our clients relating to their own compliance with applicable laws and regulations, and to establish and maintain internal policies, self-certifications and third-party certifications supporting our compliance programs. Our clients may delegate their obligations relating to these or other laws or regulations to us via contract, and we may otherwise be required to expend resources to assist our clients with such compliance obligations. In addition, any actual or perceived non-compliance with applicable laws, regulations, policies, industry data protections, security standards and certifications could result in proceedings, investigations, or claims against us by regulatory authorities, consumers, clients, or others, leading to reputational harm, significant fines, litigation costs and damages. Furthermore, many foreign countries and governmental bodies have laws and regulations concerning the collection, use, processing, storage, and deletion of personal information obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. As we expand our business activities into jurisdictions beyond the United States, including as a result of the Apex acquisition, if consummated, our practices, offerings, or platform could fail, or be alleged to fail to meet applicable requirements in the jurisdictions we operate. All of these impacts could have a material adverse effect on our business, financial condition and results of operations.
We may at times fail to comply with our privacy policies regarding the collection, processing, use and disclosure of personal data, including credit card information, and certain other information or may be perceived to have failed to do so. We may also not be successful in achieving compliance if our employees or vendors fail to comply with our published policies, certifications and documentation. Such failures can subject us to potential local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices.
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
Under the current law, we do not believe that we are required to file any information returns with taxing authorities with respect to the issuance by our clients of loyalty points or other incentives, and we believe that we are in compliance with our tax information reporting obligations with respect to incentives that we issue. There can be no assurance that the IRS will not challenge our position, or that the applicable laws and administrative guidance will not change in a manner requiring us to provide additional tax information reporting to our customers.
It is unclear whether the conversion to cash or crypto of loyalty points by means of using our platform is or may become subject to information reporting by us. In our capacity as the facilitator of an exchange on which such transactions occur, we may be deemed to have certain information reporting obligations to the IRS or another taxing authority. The IRS has provided limited guidance with respect to information reporting obligations for transactions involving loyalty points or other incentives, and, absent future regulatory or administrative guidance, we expect to file information returns with the IRS for only a limited number of such transactions. There can be no assurances, however, that the IRS will not take a contrary position with respect to our information reporting obligations. If the IRS were to successfully challenge our position with respect to its information reporting obligations or if it were ultimately determined that the conversion of loyalty points to cash or crypto is subject to information reporting obligations, we could potentially be subject to penalties for any failure to satisfy such information reporting obligations. Additionally, changes in applicable laws and administrative guidance could impose such obligations on us. For example, under the Infrastructure Investment and Jobs Act of 2021 (Pub. L. 117-58), we may be treated as a “broker” with respect to crypto transactions we facilitate. As a result, we may be required to file certain information reports, including customer’s names and addresses, gross proceeds from sales, and any capital gains or losses to the IRS. The IRS has not yet provided any administrative guidance with respect to the application of this new legislation to companies like ours. Such changes in our tax information reporting obligations may have a negative effect on the experience of our customers and may significantly increase our compliance costs. As a result of the foregoing, our planned business model may be adversely affected or it may incur additional costs in connection therewith.
Changes in tax laws or their judicial or administrative interpretations, or becoming subject to additional taxes that cannot be passed through to our loyalty customers, could negatively affect our business, financial condition and results of operations.
Our operations may be subject to extensive tax liabilities, including federal and state income taxes and other taxes, such as excise, sales/use, payroll, franchise, withholding and ad valorem taxes. Changes in tax laws or their judicial or administrative interpretations could decrease the amount of revenues we receive, the value of any tax loss carryforwards and tax credits recorded on our balance sheet and the amount of our cash flow and may have a material adverse impact on our business, financial condition and results of operations. Some of our tax liabilities may be subject to periodic audits by the applicable taxing authority, which could increase our tax liabilities. Furthermore, we may become subject to taxation in various taxing jurisdictions. If we are required to pay additional taxes and are unable to pass the tax expense through to our customers, our costs would increase and our net income would be reduced, which could have a material adverse effect on our business, financial condition and results of operations.
Because there is limited guidance for tax reporting or accounting of bitcoin and other crypto transactions, the determination that we have made for how to account for or report the tax treatment of crypto transactions may be subject to change and challenge by relevant tax authorities in various countries, including the United States. Failure to properly report activity related to crypto for tax or accounting purposes may have negative regulatory or legal outcomes and harm our reputation.
Because there has been limited guidance for the tax reporting or accounting of crypto and limited guidance has been provided by the IRS, it is unclear how crypto transactions or other actions related to crypto (such as forks, provision of staking rewards and other crypto incentives and rewards products or other similar items) and related tax consequences should be accounted for or reported for tax purposes. In 2014, the IRS released Notice 2014-21, IRB 2014-16, or IRS

Notice, discussing certain aspects of “convertible virtual currency” (that is, crypto currency that has an equivalent value in real (or fiat) currency or that acts as a substitute for fiat currency) for U.S. federal income tax purposes. IRS stated that such crypto currency is treated as “property”, not “currency” for purposes of the rules relating to foreign currency gain or loss, and may be held as a capital asset. In 2019, the IRS released Revenue Ruling 2019-24 and a set of “Frequently Asked Questions”, or the Revenue Ruling & FAQs, that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of crypto currencies are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of crypto currency. However, the IRS Notice and the Revenue Ruling & FAQs do not address other significant aspects of the U.S. federal income tax treatment of crypto and related transactions. Moreover, although the Revenue Ruling & FAQs address the treatment of forks, there continues to be uncertainty with respect to the timing and amount of income inclusions for various crypto transactions including, but not limited to, staking rewards and other crypto products. Furthermore, the accounting treatment for revenues from cryptocurrency transactions is currently under review and subject to change. Failure to properly account for and report the transactions and other items related to the crypto held by our consumers to relevant tax authorities, such as the IRS, could have negative outcomes for us and harm our reputation with consumers and others.
There can be no assurance that the IRS or other foreign tax authority will not alter its existing positions with respect to crypto in the future or that a court would uphold the treatment set forth in the existing IRS guidance. It is also unclear what additional guidance may be issued in the future on the treatment of existing crypto transactions and future crypto innovations for purposes of U.S. federal income tax or other foreign tax regulations. Any such alteration of existing IRS and foreign tax authority positions or additional guidance regarding crypto products and transactions could result in adverse tax consequences for holders of crypto and could have an adverse effect on the value of crypto and the broader crypto markets. Future technological and operational developments that may arise with respect to crypto currencies may increase the uncertainty with respect to the treatment of crypto currencies for U.S. federal income and foreign tax purposes. The uncertainty regarding tax treatment of crypto transactions impacts our customers, and could impact our business, both domestically and abroad.
It is likely that the IRS will introduce new rules related to our tax reporting and withholding obligations on our customer transactions in the future, possibly in ways that differ from our existing compliance protocols and where there is risk that we do not have proper records to ensure compliance for certain legacy customers. If the IRS determines that we are not in compliance with our tax reporting or withholding requirements with respect to customer crypto transactions, we may be exposed to significant penalties, which could adversely affect our financial position. We anticipate additional guidance from the IRS regarding tax reporting and withholding obligations with respect to customer crypto transactions that will likely require us to invest substantially in new compliance measures and may require significant retroactive compliance efforts, which could adversely affect our financial position. Similarly, it is likely that new rules for reporting crypto under the “common reporting standard” will be implemented on our international operations, creating new obligations and a need to invest in new onboarding and reporting infrastructure. Such rules are under discussion today by the member and observer states of the “Organization for Economic Cooperation and Development” and may give rise to potential liabilities or disclosure requirements for prior customer arrangements and new rules that affect how we onboard our customers and report their transactions to taxing authorities.
Our ability to use net operating losses to offset future taxable income may be subject to certain limitations under U.S. or foreign tax law.
Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its net operating losses, or NOLs to offset future taxable income. Future changes in our stock ownership, the causes of which may be outside of our control, could result in an ownership change under Section 382 of the Code. Any future NOLs we generate may also be impaired under state laws. In addition, under the 2017 Tax Cuts and Jobs Act, or Tax Act, future tax losses may be utilized to offset no more than 80% of taxable income annually. Under the Coronavirus Aid, Relief, and Economic Security, or CARES Act, signed into law in March 2020, the limitation on the deduction of NOLs to 80% of current year taxable income is eliminated for taxable years beginning before January 1, 2021. We may be required to pay federal income taxes in future years despite generating a loss for federal income tax purposes. There is also a risk that due to statutory or regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our future NOLs could expire or otherwise be unavailable to offset future income tax liabilities. Based on state conformity or the lack thereof to the provisions in the Tax Act, as amended by the CARES Act, there is the potential that the Company may also be required to pay state income taxes despite generating a loss for state income tax purposes. For these reasons, we may not be able to realize a tax benefit from the use of any future NOLs we generate, whether or not we attain profitability.
We may be subject to various governmental export control and trade sanctions laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate these controls.
In some cases, our platform may be subject to export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, and our activities may be subject to trade and economic sanctions, including those administered by the United States Department of the Treasury’s Office of Foreign Assets Control, or OFAC (collectively, “Trade Controls”). As such, a license may be required to make our platform available to certain countries and end-users, and for certain end-uses. The process for obtaining necessary licenses may be time-consuming or unsuccessful, potentially causing delays in sales or losses of sales opportunities, and these licenses may not be issued. Trade Controls are complex and dynamic regimes and monitoring and ensuring compliance can be challenging. Although we have procedures in place designed to ensure our compliance with Trade Controls, any failure to comply could subject us to both civil and criminal penalties, including substantial fines, possible incarceration of responsible individuals for willful violations, possible loss of our export or import privileges, and reputational harm.
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
Our business involves the collection, storage, processing and transmission of confidential information and customers’ personal data, including financial information and information about how customers interact with our platform. We have built our reputation on the premise that we offer customers a secure and convenient way to manage their crypto. We also maintain and process other information in our business, including our own proprietary, confidential, or otherwise sensitive information, and information we maintain or otherwise process for third parties. An increasing number of organizations, including large merchants, businesses, technology companies and financial institutions, as well as government institutions, have disclosed breaches of their information security systems, some of which have involved sophisticated and highly targeted attacks, including on their websites, mobile applications and infrastructure.
The techniques used to obtain unauthorized, improper, or illegal access to systems and information (including customers’ personal data), disable or degrade service, or sabotage systems are constantly evolving and have become very complex and sophisticated, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. We may be unable to anticipate these techniques or to implement adequate preventative measures, and any cyberattack, breach or other security incident may take longer than expected to remediate or otherwise address. Unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems or facilities through various means, including, but not limited to, hacking into our systems or facilities or those of our customers or vendors, and attempting to fraudulently induce users of our systems (including employees and customers) into disclosing customer names, passwords, payment card information, or other sensitive information, which may in turn be used to access our information technology systems, or to steal crypto stored by our customers. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage and insider threats. Certain efforts may be supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. Numerous and evolving cybersecurity threats, including advanced and persistent cyberattacks, cyberextortion, ransomware, denial-of-service attacks, spear phishing and social engineering schemes, the introduction of computer viruses or other malware, and the physical destruction of all or portions of our information technology and infrastructure could compromise the confidentiality, availability and integrity of the information (including consumers’ personal data) in our systems. Although we have developed systems and processes designed to protect information we manage, prevent data loss and other security breaches and effectively respond to known and potential risks, and we expect to continue to expend significant resources to bolster these protections, there can be no assurance that these security measures will provide absolute security or prevent breaches, security incidents or attacks, in particular, as the frequency and sophistication of cyberattacks increases.
Our information technology and infrastructure and those of our vendors (including data center and cloud computing providers) may be vulnerable to cyberattacks, security incidents and breaches and third parties may be able to access our customers’ personal data and/or proprietary information, banking, crypto and payment card information, or other confidential, proprietary, or otherwise sensitive information, stored on or accessible through those systems. We have experienced from time to time, and may experience in the future, security incidents or breaches due to human error, malfeasance, insider threats, system errors, bugs, vulnerabilities, or other irregularities. Actual or perceived breaches of our or our vendors’ security could, among other things:
•interrupt our operations;
•result in our systems or services being unavailable or degraded;
•result in improper disclosure of information (including consumers’ personal data) and violations of applicable privacy and other laws;
•materially harm our reputation;
•result in significant liability claims, litigation, regulatory scrutiny, investigations, fines, penalties and other legal and financial exposure;
•cause us to incur significant remediation costs;
•lead to loss or theft of customer crypto or loyalty points;
•lead to loss of customer confidence in, or decreased use of, our products and services;
•divert the attention of management from the operation of our business;
•result in significant compensation or contractual penalties from us to our customers as a result of losses to them or claims by them; and
•adversely affect our business and results of operations.
We have expended and expect to continue to invest in resources to protect against privacy and security incidents and breaches and may be required to redress problems caused by privacy and security incidents or breaches. We have implemented remote and hybrid working protocols and offer work-issued devices to certain employees, but the actions of employees while working remotely may have a greater effect on the security of our infrastructure, networks, and the information, including personal data, we process, including for example by increasing the risk of compromise to systems or information arising from employees’ combined personal and private use of devices, accessing our networks or information using wireless networks that we do not control, or the ability to transmit or store information outside of our secured network. Our employees’ or third parties’ intentional, unintentional, or inadvertent actions may increase our vulnerability or expose us to security threats, such as ransomware, other malware and phishing attacks, and we may remain responsible for unauthorized access to, loss, alteration, destruction, acquisition, disclosure or other processing of information we or our vendors process or otherwise maintain, even if the security measures used to protect such information comply with applicable laws, regulations and other actual or asserted obligations. Also, cyberattacks, including on the supply chain, continue to increase in frequency and magnitude, and we cannot provide assurances that our preventative efforts will be successful.
Financial services regulators in various jurisdictions have implemented authentication requirements for banks and payment processors intended to reduce online fraud, which could impose significant costs, require us to change our business practices, make it more difficult for new consumers to join us, and reduce the ease of use of our platform, which could harm our business. Our insurance policies may not be adequate to reimburse us for losses caused by security incidents or breaches. We also cannot be certain that our insurance coverage will be adequate for incurred information security liabilities, that insurance will continue to be available to us on economically reasonable terms, or at all, or that an insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, results of operations, and reputation.
Systems failures and resulting interruptions in the availability of our websites, applications, products or services could harm our business.
Our systems and those of our service providers and clients have experienced from time to time, and may experience in the future service interruptions or degradation because of hardware and software defects or malfunctions, insider threats, human error, earthquakes, hurricanes, floods, fires and other natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts (including ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia or its allies in response to such sanctions), terrorist attacks, computer viruses or other malware, or other events. We have experienced from time to time, and may experience in the future, disruptions in our systems. In addition, as a provider of payments solutions and crypto trading and custody solutions, we are subject to heightened scrutiny by regulators that may require specific business continuity, resiliency and disaster recovery plans and more rigorous testing of such plans, which may be costly and time-consuming to implement, and may divert our resources from other business priorities.
We have experienced and expect to continue to experience system failures, denial-of-service attacks and other events or conditions from time to time that interrupt the availability, or reduce or adversely affect the speed or functionality, of our products and services. These events have resulted and likely will result in loss of revenue. A prolonged interruption in the availability or reduction in the availability, speed, or functionality of our products and services could materially harm our business. Frequent or persistent interruptions in our services could cause current or potential clients to believe that our systems are unreliable, leading them to switch to competitors or to avoid or reduce the use of our platform, and could permanently harm our reputation. Moreover, if any system failure or similar event results in damages to our customers, these clients could seek significant compensation or contractual penalties from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address, and could have other consequences described in this “Risk Factors” section under the caption “Actual or perceived cyberattacks, security incidents, or breaches could result in serious harm to our reputation, business and financial condition.” Further, frequent or persistent site interruptions could lead to regulatory scrutiny, significant fines and penalties and mandatory and costly changes to our business practices, and ultimately could cause us to lose existing licenses that we need to operate or prevent or delay us from obtaining additional licenses that may be required for our business.
We also rely on facilities, components, applications and services supplied by third parties, including data center facilities and cloud storage services, which subjects us to risks in the nature of those discussed in this “Risk Factors” section under the caption “We face operational, legal and other risks related to our reliance on third party vendors, over which we have no control.” From time to time, such third parties may cease to provide us with such facilities and services. Additionally, if these third parties experience operational interference or disruptions, breach their agreements with us, fail to perform their obligations and meet our expectations, or experience a cyberattack, security incident or breach, our operations could be disrupted or otherwise negatively affected, which could result in consumer dissatisfaction, regulatory scrutiny and damage to our reputation and brands and materially and adversely affect our business. Our business interruption insurance coverage may be insufficient to compensate us for all losses that may result from interruptions in our service as a result of systems failures and similar events.
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
We use open source software in our platform. While we have policies and procedures in place governing the use of open source software, there is a risk that we incorporate open source software with onerous licensing terms, including the obligation to make our source code available for others to use or modify without compensation. If we receive an allegation that we have violated an open source license, we may incur significant legal expenses, be subject to damages, be required to redesign our platform to remove the open source software, or be required to comply with onerous license restrictions, all of which could have a material impact on our business. Even in the absence of a claim, if we discover the use of open source software inconsistent with our policies, we could expend significant time and resources to replace the open source software or obtain a commercial license, if available. All of these risks are heightened by the fact that the ownership of open source software can be uncertain, leading to litigation, and many of the licenses applicable to open source software have not been interpreted by courts, and these licenses could be construed to impose unanticipated conditions or restrictions on our ability to commercialize our products. Any use of open source software inconsistent with our policies or licensing terms could harm our business and financial position.
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
We have limited accounting and finance personnel and other resources and must develop our own internal controls and procedures consistent with SEC regulations. We intend to continue to evaluate actions to enhance our internal controls over financial reporting, but there is no assurance that we will identify control deficiencies or material weaknesses in the future.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. Pursuant to the Sarbanes-Oxley Act we are required to make a formal assessment of the effectiveness of our internal control over financial reporting, and once we cease to be an “emerging growth company” under the JOBS Act, we will also be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

To comply with Section 404 of the Sarbanes-Oxley Act, we have incurred substantial cost, expended significant management time on compliance-related issues and hired additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. We expect these costs to increase once we cease to be an emerging growth company and be required to provide an attestation report on internal controls over financial reporting. Moreover, if we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
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
Certain of our executive officers and directors have limited experience in the management of a publicly traded company. Such limited experience in dealing with the complex laws pertaining to public companies could be a disadvantage and result in a significant amount of their time being devoted to these activities, which will result in less time being devoted to our management and growth.
We have incurred and continue to incur increased costs as a public company, and our management is required to devote substantial time to compliance matters.
As a public company, we have incurred and expect to continue to incur significant legal, accounting, reporting and other expenses we did not incur as a private company, including costs associated with public company reporting requirements (which expenses may increase once we no longer qualify as an “emerging growth company” under the JOBS Act) and costs of recruiting and retaining non-executive directors. We also have incurred, and will continue to incur, costs associated with compliance with the rules and regulations of the SEC, the listing requirements of NYSE, and various other costs of a public company. The expenses generally incurred by public companies for reporting and corporate governance purposes have been increasing. Our management needs to devote a substantial amount of time to ensure that we comply with all of these requirements. These laws and regulations also could make it more difficult and costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult to attract and retain qualified persons to serve on our Board and Board committees and serve as executive officers.

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
•the last day of the fiscal year in which we had at least $1.235 billion in annual revenue;
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

VIH identified a material weakness in its internal control over financial reporting prior to the VIH Business Combination. Although such material weakness was remediated as of the date of this Annual Report on Form 10-K, other material weaknesses or control deficiencies could occur that could adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
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
On October 15, 2021, VIH completed the VIH Business Combination with Bakkt, following which the Company appointed a new Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, among others. The Company, among other things, has established enhanced procedures whereby the post-VIH Business Combination management team provides enhanced access to accounting literature, research materials and documents, and has increased communication with the Company’s third-party professionals regarding complex accounting applications. These enhancements remediated the material weakness reported by VIH in the 2020 Annual Report. The remediation of this material weakness may not prevent any future material weakness or significant deficiency in our internal control over financial reporting. If other material weaknesses or control deficiencies occur in the future, we may be unable to report our financial results accurately on a timely basis, which could cause our reported financial results to be materially misstated and result in the loss of investor confidence and cause the market price of our common stock to decline. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
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
Risks Related to Our Securities
Our warrants are exercisable for Class A Common Stock. Any such exercise increases the number of shares outstanding and eligible for future resale in the public market and results in dilution to our stockholders.
As of December 31, 2022, our warrants to purchase an aggregate of 7,140,814 shares of Class A Common Stock are exercisable in accordance with the terms of the warrant agreement. To the extent such warrants are exercised, additional shares of Class A Common Stock will be issued, which will result in dilution to the holders of Class A Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of Class A Common Stock.

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
The trading market for our securities depends, in part, on the research and reports that securities and industry analysts publish about us and our business. If securities and industry analysts downgrade our securities or publish inaccurate or unfavorable research about our business, the market price of our securities would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our stock could decrease, which might cause the market price and trading volume of our securities to decline.
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
Pursuant to the Stockholders Agreement that we entered into with the Sponsor and the Opco Equity Holders, the Sponsor and the Opco Equity Holders agreed to designate one director nominated by the Sponsor, one director nominated by Opco, and up to seven directors jointly nominated by the Sponsor and Opco. Accordingly, the parties to the Stockholders Agreement will be able to designate all of the members of the Board. Such stockholders will retain such influence with respect to our management, business plans and policies, including the appointment and removal of our officers. In particular, the parties to the Stockholders Agreement could influence whether acquisitions, dispositions and other change of control transactions are approved.
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

The trading market for our securities has in the past been and could in the future be impacted by market volatility. The price of our securities may fluctuate due to a variety of factors, including:
•changes in the industries in which we operate, including, in particular, the crypto industry;
•changes in laws and regulations affecting our business;
•developments involving our competitors or other companies in our industries;
•variations in our operating performance and the performance of our competitors in general;
•actual or anticipated fluctuations in our quarterly or annual operating results;
•publication of research reports by securities analysts about us or our competitors or our industry;
•the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•actions by stockholders;
•additions and departures of key personnel;
•commencement of, or involvement in, litigation involving the combined companies;
•changes in our capital structure, such as future issuances of securities or the incurrence of debt;
•the volume of our Class A Common Stock available for public sale; and
•general economic and political conditions, such as recessions, inflation, volatility in the markets, increases in interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability, pandemics or other public health emergencies and acts of war or terrorism, such as the ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions.
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
Our securities are currently listed on NYSE. However, we cannot assure you that we will be able to meet the NYSE’s continued listing requirements for our common stock or our warrants in the future.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Facilities
We lease facilities under operating leases in Alpharetta, Georgia, our corporate headquarters, one for approximately 50,000 square feet with an expiration date in October 2032, and another for approximately 44,000 square feet with an expiration date in April 2026, in Scottsdale, Arizona, our principal customer service center, for approximately 21,000 square feet with an expiration date in April 2023, and in New York, New York, our satellite corporate office, for approximately 10,000 square feet with an expiration date in 2030. In March 2023, we signed an amendment to our Scottsdale, Arizona lease that extended the lease term through September 2030. Additionally, ICE provides us with approximately 800 square feet in its facilities in Sandy Springs, Georgia pursuant to the Transition Services Agreement.
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

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters, And Issuer Purchases Of Equity Securities
Market Information and Holders
Our Class A Common Stock and Public Warrants trade on NYSE under the trading symbols “BKKT” and “BKKT WS,” respectively.
As of March 20, 2023, we had 82,287,949 shares of Class A Common Stock issued and outstanding held of record by 25 holders, 183,279,887 shares of Class V Common Stock issued and outstanding held of record by 5 holders, and 7,140,808 Public Warrants issued and outstanding, each exercisable for one share of Class A Common Stock, held of record by one holder. There is no public market for our Class V Common Stock.
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
None.
Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
The following discussion and analysis of financial condition and results of operations should be read together with our audited consolidated financial statements and the related notes included under Item 8 of this Annual Report on Form 10-K (the “audited consolidated financial statements”). References in this section to “we,” “us,” “our,” “Bakkt” or the “Company” and like terms refer to (i) Bakkt Opco Holdings, LLC and its subsidiaries (the “Predecessor”) for the period from January 1, 2021 through October 14, 2021 (the "Predecessor Period") and (ii) Bakkt Holdings, Inc. and its subsidiaries (the “Successor”) for the period from October 15, 2021 through December 31, 2021 and for the year ended December 31, 2022 (each referred to herein as a “Successor Period”), unless the context otherwise requires. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed elsewhere in this Annual Report on Form 10-K.
Overview
Founded in 2018, Bakkt builds technology that connects the digital economy by offering one ecosystem for crypto and loyalty points. We enable our clients to deliver new opportunities to their customers through software as a service (“SaaS”) and API solutions that unlock crypto and drive loyalty, powering engagement and performance. The global market for crypto, while nascent, is rapidly evolving and expanding. We believe we are well-positioned to provide innovative, multi-faceted product solutions and grow with this evolving market. Our platform is uniquely positioned to power commerce by enabling consumers, brands, and financial institutions to better manage, transact with and monetize crypto in exciting new ways.
Our platform is built to operate across various cryptoassets and offers clients the flexibility to choose some or all of our capabilities, and the manner in which these capabilities are enabled for consumers, based on their needs and objectives. Some clients may choose to enable our capabilities directly in their experience, while others may want a “ready-to-go” storefront and leverage capabilities such as our web-based technology. Our institutional-grade platform, born out of our former parent company, Intercontinental Exchange, Inc. (“ICE”), supports "know your customer" ("KYC"), anti-money laundering ("AML"), and other anti-fraud measures to combat financial crime.
Recent Developments
On February 8, 2023, we acquired 100% of the units of Bumped, a broker-dealer registered with the SEC and FINRA, for cash consideration of $575,000. This acquisition required Bumped to file a CMA with FINRA, and FINRA is currently reviewing the CMA to ensure that Bumped will continue to meet its regulatory obligations if the filing is approved. After FINRA’s assessment, the CMA will be approved, denied or approved with restrictions.
On November 2, 2022, we entered into a definitive agreement with Apex Fintech Solutions, Inc. (“AFS”) pursuant to which we agreed to acquire all of the membership interests of Apex Crypto, LLC (“Apex”), a financial technology company with an integrated crypto trading platform, for consideration consisting of an initial purchase price of $55.0 million in cash, up to $45.0 million shares of Class A common stock that may be earned if Apex achieves certain profitability growth targets for the fourth quarter of 2022, and up to an additional $100.0 million in shares of our Class A common stock depending on Apex’s achievement of certain financial targets through 2025. Apex’s profitability in the fourth quarter of 2022 results in Class A common stock consideration of $9.0 million based on the earn-out target mechanics. The transaction, which is subject to regulatory approvals, is expected to close in the first half of 2023. Under the terms of the transaction, Bakkt and AFS will, among other things, enter into a commercial agreement that memorializes the continued relationship and provision of Bakkt crypto solutions for AFS’s clients. This acquisition is expected to provide immediate scale and meaningful transaction volume from Apex’s active client base. We expect to leverage Apex’s proprietary trading platform and existing relationships with liquidity providers to provide a wider range of assets and competitive pricing to our clients. Furthermore, on November 2, 2022, Bakkt and certain parties related to the seller entered into a Stockholders’ Agreement, pursuant to which such counterparties agreed to certain lock-up, standstill, and short sale restrictions.
Key Factors Affecting Our Performance
Growing Our Client Base
Our ability to increase our revenue stream depends on our ability to grow clients on our platform. We collaborate with leading brands and have built an extensive network across numerous industries including financial institutions, merchants and travel and entertainment. To date, management has been focused on building through clients within a business-to-business-to-consumer (“B2B2C”) model. Our goal is to provide these clients opportunities to leverage our capabilities either through their existing environment or by leveraging our platform. Our acquisition of Apex complements our B2B2C growth strategy by broadening our business partnerships to fintechs and neo-banks. Our ability to grow our client and revenue base through the Apex acquisition is dependent on successful integration of the businesses post-transaction close.
Product Expansion and Innovation
The crypto marketplace is rapidly evolving. Our ability to continue innovating our platform will increase the attractiveness of our platform to clients. Our ability to meet the capability demands of our clients will allow us to continue to grow revenue.
Competition
The crypto marketplace is highly competitive with numerous participants competing for the same clients. We believe we are uniquely positioned with our ability to provide capabilities around emerging cryptoassets alongside loyalty points on a single, highly secure, institutional-grade technology platform.
General Economic and Market Conditions
Our performance is impacted by the strength of the overall macroeconomic environment and crypto market conditions, which are beyond our control. Negative market conditions may hinder client activity, including extended decision timelines around implementing crypto strategies. In 2022, the crypto markets were impacted by, among other things, significant volatility in cryptoasset prices, bankruptcies of several cryptocurrency exchanges, regulatory actions and adverse publicity. Although we did not have any exposure to the companies that halted activities in 2022, we were nonetheless impacted by the broader conditions in the crypto markets. In addition, during 2022, macroeconomic conditions—including rising interest rates, spikes in inflation rates and market volatility, along with geopolitical concerns, including the war in Ukraine and the sanctions and other measures that have been and continue to be imposed in response to the war—created uncertainty and volatility in the global economy. We expect the macroeconomic environment and the state of the crypto markets to remain dynamic in the near-term, and we will continue to monitor macroeconomic and crypto market conditions, and the potential impacts that any of the foregoing may have on our business.
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
We are seeking to bring trust and transparency to crypto. We will progressively be subject to laws and regulations relating to the collection, use, retention, security, and transfer of information, including the personally identifiable information of our clients and all of the users in the information chain. We have developed and frequently evaluate and update our compliance models to ensure that we are complying with applicable restrictions.
We continue to work with regulators to address the emerging global landscape for crypto. As investment continues, the intersection of technology and finance will require ongoing engagement as new applications emerge. Cryptoasset and distributed ledger technology have significant, positive potential with proper collaboration between industry and regulators. For more information around regulations, please see “Item 1. Business”.
COVID-19 Impacts
In March 2020, the World Health Organization declared the COVID-19 outbreak a global pandemic. The COVID-19 pandemic has adversely affected global economic activity and, in 2020, contributed to significant declines and volatility in financial markets. For the year ended December 31, 2022, our business operations have continued to recover from the impacts of the pandemic, and revenue from the travel loyalty transactions has also continued to recover.
VIH Business Combination
On October 15, 2021, Bakkt (f/k/a VPC Impact Acquisition Holdings, a Cayman Islands exempted company (“VIH”)) and VIH completed the VIH Business Combination contemplated by the Merger Agreement. Pursuant to the Merger Agreement, VIH acquired a majority voting interest in Bakkt Opco Holdings, LLC (“Opco”) through a series of mergers, with Opco becoming a direct subsidiary of VIH. In connection with the completion of the VIH Business Combination, VIH changed its jurisdiction of incorporation from the Cayman Islands to the State of Delaware and changed its name to “Bakkt Holdings, Inc.”
The VIH Business Combination resulted in Bakkt continuing as the surviving entity and being organized as an umbrella partnership corporation, or “up-C,” structure in which substantially all our assets and business are held by Opco and its subsidiaries, with the existing owners of Opco being considered as noncontrolling interests in the audited consolidated financial statements.
Upon completion of the VIH Business Combination, VIH was deemed the accounting acquirer and Opco the accounting acquiree. Under the acquisition method of accounting, VIH’s assets and liabilities retained their carrying values and the assets and liabilities associated with Opco were recorded at their fair values measured as of the acquisition date. The excess of the purchase price over the estimated fair values of the net assets acquired was recorded as goodwill. In connection with the VIH Business Combination, all outstanding membership interests and rights to acquire membership interests in Opco were exchanged for an aggregate of 208,200,000 Opco Common Units and an equal number of newly issued shares of our Class V common stock, par value $0.0001 per share (“Class V common stock”), which are non-economic, voting shares of the Company, of which 207,406,648 were outstanding and 793,352 reserved for issuance upon the exercise of a warrant agreement. Each Opco Common Unit, when coupled with one share of our Class V common stock is referred to as a “Paired Interest.” Paired Interests may be exchanged for one share of our Class A common stock or a cash amount in accordance with the Third Amended and Restated Limited Liability Company Agreement of Opco, and the Exchange Agreement between the Company and certain holders of Bakkt Common Units, dated as of October 15, 2021. Following the Closing, the Company owned approximately 20.3% of the Opco Common Units, with the remaining Opco Common Units being owned by the equity owners of Opco prior to the Merger.
As a result of the VIH Business Combination, our financial results are broken out between the Predecessor period (January 1, 2021 through October 14, 2021) and the Successor periods (October 15, 2021 through December 31, 2021 and January 1, 2022 through December 31, 2022).
Safeguarding Obligation Liability and Safeguarding Asset Related to Crypto Held for Other Parties
As detailed in Note 18, upon the adoption of Staff Accounting Bulletin 121 (“SAB 121”), we recorded a safeguarding obligation liability and a corresponding safeguarding asset related to the crypto held for other parties. As of December 31, 2022, the safeguarding obligation liability related to crypto held for other parties was $15.8 million. We have taken steps to mitigate the potential risk of loss for the crypto we hold for other parties, including holding insurance coverage specifically for certain cryptoasset incidents and using secure cold storage to store the vast majority of crypto that we hold. SAB 121 also asks us to consider the legal ownership of the crypto held for other parties, including whether the crypto held for other parties would be available to satisfy general creditor claims in the event of our bankruptcy.
The legal rights with respect to crypto held on behalf of third parties by a custodian, such as us, upon the custodian’s bankruptcy have not yet been settled by courts and are highly fact-dependent. However, based on the terms of our terms of service and applicable law, in the event that we were to enter bankruptcy, we believe the crypto that we hold in custody for users of our platform should be respected as users’ property (and should not be available to satisfy the claims of our general creditors). We do not allow users to purchase crypto on margin, and crypto held on our platform does not serve as collateral for margin loans. We hold crypto in custody for users in one or more omnibus cryptoasset wallets; we do not presently utilize third-party custodians. We hold cryptographic key information and maintain internal record keeping for the crypto we hold in custody for users, and we are obligated to secure such assets from loss or theft. Our contractual arrangements state that our customers and clients retain legal ownership of the crypto custodied by us on their behalf; they also benefit from the rewards and bear the risks associated with their ownership, including as a result of any price fluctuations. We have been monitoring and will continue to actively monitor legal and regulatory developments and may consider further steps, as appropriate, to support this contractual position so that in the event of our bankruptcy, the crypto custodied by us should not be deemed to be part of our bankruptcy estate. We do not expect potential future cash flows associated with the cryptoasset safeguarding obligation liability.
Key Performance Indicators
We have previously disclosed two key performance indicators (“KPIs”) that are key to understanding our business performance, as they reflect the different ways we enable clients to engage with our platform.
•Transacting accounts. We define transacting accounts as unique accounts that perform transactions on our platform each month. We use transacting accounts to reflect how users across our platform use the variety of services we offer, such as redeeming loyalty points for travel or merchandise, buying and selling crypto to facilitate everyday purchases, or converting loyalty points to cash or gift cards. There were 3.0 million unique monthly transacting accounts in 2022, including 1.0 million in the fourth quarter of 2022.
•Digital asset conversion volume. This KPI refers to the dollar value of transaction volume across our platform, including loyalty redemption, crypto buy/sell and gift card purchase transactions. Our digital asset conversion volume was $832.3 million in 2022, $262.8 million of which occurred in the fourth quarter of 2022.

Results of Operations
The following table is our consolidated statements of operations for the Successor periods and the Predecessor period (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2022	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021
Revenues:
Net revenues (includes related party net revenues of $42 and $71, respectively, and affiliate net revenues of $136)(1)	$54,567	$11,481	$27,956
Operating expenses:
Compensation and benefits	139,049	62,180	91,275
Professional services	11,483	3,034	5,175
Technology and communication	17,079	3,056	10,384
Selling, general and administrative	35,414	8,521	20,309
Acquisition-related expenses	5,675	1,603	24,793
Depreciation and amortization	25,350	5,422	9,620
Related party expenses (affiliate in Predecessor period)(1)	1,168	617	1,484
Goodwill and intangible assets impairments	1,822,089	—	—
Impairment of long-lived assets	11,494	1,196	3,598
Restructuring expenses	2,336	—	—
Other operating expenses	2,343	398	1,379
Total operating expenses	2,073,480	86,027	168,017
Operating loss	(2,018,913)	(74,546)	(140,061)
Interest income (expense), net	1,877	11	(247)
Gain (loss) from change in fair value of warrant liability	16,638	(79,373)	—
Other income (expense), net	(856)	832	487
Loss before income taxes	(2,001,254)	(153,076)	(139,821)
Income tax benefit (expense)	11,320	(11,751)	602
Net loss	(1,989,934)	(164,827)	$(139,219)
Less: Net loss attributable to noncontrolling interest	(1,411,829)	(120,832)
Net loss attributable to Bakkt Holdings, Inc.	$(578,105)	$(43,995)

Net loss per share attributable to Class A common stockholders:
Basic	$(8.12)	$(0.81)	(2)
Diluted	$(8.12)	$(0.81)	(2)
(1)As a result of the VIH Business Combination, ICE and its affiliates are no longer our affiliates.
(2)Basic and diluted loss per share is not presented for the Predecessor period due to lack of comparability with the Successor periods.
The comparability of our operating results for the year ended December 31, 2022 as compared to the periods from October 15, 2021 through December 31, 2021 and January 1, 2021 through October 14, 2021 was impacted by the VIH Business Combination in October 2021. We have prepared our discussion of the results of operations by comparing the results of the year ended December 31, 2022 and the combined year ended December 31, 2021, comprising the Successor period from October 15, 2021 through December 31, 2021 and the Predecessor period from January 1, 2021 through October 14, 2021 (together, the “combined 2021 period”). We believe this approach provides the most meaningful basis of comparison and is more useful than a separate analysis of the Predecessor and Successor periods of 2021 in identifying current business trends for the periods presented. The amounts relating to the combined 2021 period included in our discussion below are not considered to be prepared in accordance with U.S. GAAP and have not been prepared as pro forma results under applicable regulations. This should not be viewed as a substitute for the results of operations of the Predecessor and Successor periods presented in accordance with U.S. GAAP.
Year Ended December 31, 2022 (Successor) Compared to October 15, 2021 through December 31, 2021 (Successor) and January 1, 2021 through October 14, 2021 (Predecessor)
Financial Summary
The year ended December 31, 2022 included the following notable items relative to the periods October 15, 2021 through December 31, 2021 and January 1, 2021 through October 14, 2021:
•Revenue increased $15.1 million, or 38%, primarily driven by strong transaction revenue from the loyalty redemption business and higher subscription and service revenue from expansion of services for an existing Loyalty client;
•Operating expenses increased $1,819.4 million primarily driven by non-cash goodwill and intangible asset impairment charges
Revenue

	Successor		Predecessor
($ in thousands)	Year Ended December 31, 2022	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021	$ Change(1)	% Change(1)
Net revenues	$54,567	$11,481	$27,956	$15,130	38.4%
(1)Change represents the year ended December 31, 2022 compared to the combined 2021 periods.
Net Revenues
Net revenues consist of transaction revenue and subscription and service revenue. We receive revenue when consumers use our services to buy, sell, and spend crypto and loyalty points. We generate revenue across our platform in the following key areas:
•Subscription and service revenue. We receive a recurring subscription revenue stream from client platform fees as well as service revenue from software development fees and call center support.
•Transaction revenue. We generate transaction revenue though loyalty redemption volumes where we receive a percentage fee based on the volume and from crypto buy/sell where we earn a spread on both legs of the transaction.
Our revenue has seasonality and is typically higher in the fourth quarter, driven by holiday spending and the booking of travel. Revenue generated from our crypto services has been immaterial to date. However, we expect that revenues from cryptoasset trades, spending crypto and other transactions and subscription fees will be significant drivers of our business, and we expect those revenues to increase as we grow our client base and our customers. As a result, over time, we expect loyalty revenue, which has been the source of substantially all of our revenue historically, to decrease as a percentage of overall revenue as the revenue from our other product and service offerings grows.
Transaction revenue is net of incentives, rebates and liquidity payments, reductions in connection with the contribution agreement entered into between Bakkt and ICE in connection with ICE’s formation of Bakkt (the “Contribution Agreement”), and consideration payable to a customer pursuant to an agreement with a strategic partner.

Net revenues increased by $15.1 million, or 38.4%, for the year ended December 31, 2022 compared to the combined 2021 period. The increase was comprised of $11.5 million of increased transaction revenue and $3.6 million of increased subscription and service revenue. The increase in transaction revenue was primarily driven by $7.6 million from higher customer activity in our loyalty redemption services business and $2.5 million from increased interchange fees. The increase in subscription and service revenue was primarily related to the addition of new services for an existing loyalty client, partially offset by reduced development services.
Operating Expenses
Operating expenses consist of compensation and benefits, professional services, technology and communication expenses, selling, general and administrative expenses, acquisition-related expenses, depreciation and amortization, affiliate expenses, impairment of indefinite-lived intangible assets, long-lived assets, and goodwill, restructuring charges, and other operating expenses.
Compensation and Benefits

	Successor		Predecessor
($ in thousands)	Year Ended December 31, 2022	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021	$ Change(1)	% Change(1)
Compensation and benefits	$139,049	$62,180	$91,275	$(14,406)	(9.4%)
(1)Change represents the year ended December 31, 2022 compared to the combined 2021 periods.
Compensation and benefits expense include all salaries and benefits, compensation for contract labor, incentive programs for employees, payroll taxes, unit-based compensation and other employee related costs. Upon the consummation of the VIH Business Combination on October 15, 2021, one-third of the awards in the Equity Plan vested, which resulted in recognition of $77.8 million of incremental unit-based compensation expense in the combined 2021 period ($30.6 million in the Predecessor period and $47.2 million in the Successor period). The second and third tranches vest on the one-year and two-year anniversary date of the transaction close, respectively.
Headcount increased in 2022 across functions as we invested in strengthening our service offerings and enhancing our systems, processes, and controls. We granted equity awards as part of the compensation package for new employees. We expect that our compensation and benefits expenses will decrease as a percentage of our revenue over time. Compensation and benefits decreased by $14.4 million, or 9.4%, for the year ended December 31, 2022 compared to the combined 2021 period. The decrease was primarily due a decrease of $48.0 million in non-cash compensation due to the recognition of one time incremental unit-based compensation expense related to the VIH Business Combination in the combined 2021 period, which was partially offset by additional expense from new equity awards granted during the year ended December 31, 2022. The decrease in non-cash compensation was partially offset by increases of $21.9 million in additional salaries, wages and benefits, $10.0 million in contract labor for software development, $1.3 million in payroll taxes, and $1.4 million in severance costs. The majority of the increase in these costs, excluding the amounts related to the VIH Business Combination, resulted from increases in headcount to support the projected growth in our business and increased compliance and reporting requirements as a public company. Compensation and benefits expense is the most significant component of our operating expenses, and we expect that this will continue to be the case after the restructuring efforts in the fourth quarter of 2022 and the first quarter of 2023.

Professional Services

	Successor		Predecessor
($ in thousands)	Year Ended December 31, 2022	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021	$ Change(1)	% Change(1)
Professional services	$11,483	$3,034	$5,175	$3,274	39.9%
(1)Change represents the year ended December 31, 2022 compared to the combined 2021 periods.
Professional services expense includes fees for accounting, legal and regulatory fees. Professional services increased by $3.3 million, or 39.9%, for the year ended December 31, 2022 compared to the combined 2021 period. The increase was primarily due to increases of $2.2 million in legal fees and $2.1 million in audit and tax fees, which was partially offset by a decrease in other professional fees of $1.0 million.
Technology and Communication

	Successor		Predecessor
($ in thousands)	Year Ended December 31, 2022	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021	$ Change(1)	% Change(1)
Technology and Communication	$17,079	$3,056	$10,384	$3,639	27.1%
(1)Change represents the year ended December 31, 2022 compared to the combined 2021 periods.
Technology and communication costs represent all non-headcount related costs to deliver technological solutions. Such costs principally include amounts paid for software licenses and software-as-a-service arrangements utilized for operating, administrative and information security activities, fees paid for third-party data center hosting arrangements, and fees paid to telecommunications service providers and for telecommunication software platforms necessary for operation of our customer support operations. These costs are driven by client requirements, system capacity, functionality and redundancy requirements.
Technology and communications expense also includes fees paid for access to external market data and associated licensing costs, which may be impacted by growth in electronic contract volume, our capacity requirements, changes in the number of telecommunications hubs, and connections with customers to access our electronic platforms directly. Technology and communications expense increased by $3.6 million, or 27.1%, for the year ended December 31, 2022 compared to the combined 2021 period. The increase was primarily due to an increase of $3.8 million in hardware and software license fees.
Selling, General and Administrative

	Successor		Predecessor
($ in thousands)	Year Ended December 31, 2022	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021	$ Change(1)	% Change(1)
Selling, General and Administrative	$35,414	$8,521	$20,309	$6,584	22.8%
(1)Change represents the year ended December 31, 2022 compared to the combined 2021 periods.
Selling, general and administrative expenses include marketing, advertising, business insurance, rent and occupancy, bank service charges, dues and subscriptions, travel and entertainment, and other general and administrative costs. Our marketing activities primarily consist of web-based promotional campaigns, promotional activities with clients, conferences and user events, and brand-building activities. Selling, general and administrative expenses do not include any headcount cost, which is reflected in the compensation and benefits financial statement line item. Our selling, general and administrative expenses will continue to increase in absolute dollars to support the projected growth in our business and requirements of being a public company, including increased insurance premiums and disclosure processes. However, we expect these costs will decrease as a percentage of our revenue in future years as we gain improved operating leverage from our projected revenue growth.
Selling, general and administrative costs increased by $6.6 million, or 22.8%, for the year ended December 31, 2022 compared to the combined 2021 period. The increase was primarily due to increases of $12.4 million in insurance expense and $2.4 million in occupancy costs, partially offset by a reduction of marketing expenses of $10.1 million. The majority of marketing expenses are web-based promotional campaigns. We expect to increase marketing efforts as part of our broader growth initiatives, which is expected to result in increased selling, general and administrative expenses in future periods.
Acquisition-related Expenses

	Successor		Predecessor
($ in thousands)	Year Ended December 31, 2022	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021	$ Change(1)	% Change(1)
Acquisition-related expenses	$5,675	$1,603	$24,793	$(20,721)	(78.5%)
(1)Change represents the year ended December 31, 2022 compared to the combined 2021 periods.
Acquisition-related expenses decreased by $20.7 million, or 78.5%, for the year ended December 31, 2022 compared to the combined 2021 period. Acquisition-related expenses for the year ended December 31, 2022 consist of fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms directly related to the acquisition of Apex and Bumped. Acquisition-related expenses for the combined 2021 period consisted of fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms directly related to the VIH Business Combination. The amount and timing of acquisition-related expenses is expected to vary across periods based on potential transaction activities.
Depreciation and Amortization

	Successor		Predecessor
($ in thousands)	Year Ended December 31, 2022	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021	$ Change(1)	% Change(1)
Depreciation and amortization	$25,350	$5,422	$9,620	$10,308	68.5%
(1)Change represents the year ended December 31, 2022 compared to the combined 2021 periods.
Depreciation and amortization expense consists of amortization of intangible assets from business acquisitions, internally developed software and depreciation of purchased software and computer and office equipment over their estimated useful lives. Intangible assets subject to amortization consist primarily of acquired technology and client relationships from the VIH Business Combination. Depreciation and amortization increased by $10.3 million, or 68.5%, for the year ended December 31, 2022 compared to the combined 2021 period. The increase was primarily due to an increase of $12.2 million related to the step-up in basis of the technology and client relationships acquired in connection with the VIH Business Combination, partially offset by a decrease of $1.9 million related to amortization of capitalized software.

Impairment of goodwill and other intangible assets

	Successor		Predecessor
($ in thousands)	Year Ended December 31, 2022	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021	$ Change(1)	% Change(1)
Goodwill and intangible assets impairments	$1,822,089	$—	$—	$1,822,089	n/m
(1)Change represents the year ended December 31, 2022 compared to the combined 2021 periods.
We recorded an impairment of goodwill and other intangible assets of $1,822.1 million during the year ended December 31, 2022. Refer to Note 5 in our consolidated financial statements included in this Report on Form 10-K for further information. Impairment of our remaining goodwill or intangible assets may be necessary in the future.
Impairment of long-lived assets

	Successor		Predecessor
($ in thousands)	Year Ended December 31, 2022	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021	$ Change(1)	% Change(1)
Impairment of long-lived assets	$11,494	$1,196	$3,598	$6,700	139.8%
(1)Change represents the year ended December 31, 2022 compared to the combined 2021 periods.
Impairment of long-lived assets expense increased by $6.7 million, or 139.8%, for the year ended December 31, 2022 compared to the combined 2021 period. During the year ended December 31, 2022, we recorded impairment charges of $8.7 million related to certain internally developed software assets pursuant to our fourth quarter impairment described in Note 5 to the consolidated financial statements included in this report on Form 10-K and $2.8 million in unrelated charges for another software product that was cancelled prior to being placed in service. During the combined 2021 period, we recorded impairment charges of $1.2 million in the Successor period related to the termination of a software license agreement and $3.6 million in the Predecessor period to measure the fair value of a customer consideration asset at $0 after reassessing the future consideration expected to be received less cost of services from our relationship with a strategic client. Impairment of our remaining long-lived assets may be necessary in the future.
Restructuring expenses

	Successor		Predecessor
($ in thousands)	Year Ended December 31, 2022	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021	$ Change(1)	% Change(1)
Restructuring expenses	$2,336	$—	$—	$2,336	n/m
(1)Change represents the year ended December 31, 2022 compared to the combined 2021 periods.
Restructuring expenses of $2.3 million for the year ended December 31, 2022 consist of severance costs as part of our business simplification initiatives to focus on capabilities with strong product market fit and scalability.

Gain (loss) from Change in Fair Value of Warrant Liability

	Successor		Predecessor
($ in thousands)	Year Ended December 31, 2022	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021	$ Change(1)	% Change(1)
Gain (loss) from change in fair value of warrant liability	$16,638	$(79,373)	$—	$96,011	(121.0%)
(1)Change represents the year ended December 31, 2022 compared to the combined 2021 periods.
We recorded a gain of $16.6 million during the year ended December 31, 2022 for the change in fair value on the revaluation of our warrant liability associated with our public warrants. We recorded a loss of $79.4 million during the period from October 15, 2021 through December 31, 2021 for the change in fair value on the revaluation of our warrant liability associated with our public warrants. This is a non-cash charge and is driven by fluctuations in the market price of our warrants.
Other income (expense), net

	Successor		Predecessor
($ in thousands)	Year Ended December 31, 2022	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021	$ Change(1)	% Change(1)
Other income (expense), net	$(856)	$832	$487	$(2,175)	(164.9%)
(1)Change represents the year ended December 31, 2022 compared to the combined 2021 periods.
Other income (expense), net primarily consists of non-operating gains and losses. During the year ended December 31, 2022, we recorded expense of $1.2 million for the loss on sale of assets, partially offset by $0.3 million of foreign currency transaction gains. During the combined 2021 period, we recorded income of $1.3 million for the extinguishment of the liability associated with the software license agreement in the Successor period and income of $1.0 million for the sale of crypto outside of the normal course of business in the Predecessor. This income was partially offset by $0.6 million of foreign currency transaction losses in the combined 2021 period.
Income tax (expense) benefit

	Successor		Predecessor
($ in thousands)	Year Ended December 31, 2022	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021	$ Change(1)	% Change(1)
Income tax benefit (expense)	$11,320	$(11,751)	$602	$22,469	(201.5%)
(1)Change represents the year ended December 31, 2022 compared to the combined 2021 periods.
Income tax expense in the year ended December 31, 2022 primarily consists of $11.6 million of deferred tax benefit resulting from book-tax differences stemming from investments in Opco and its subsidiaries. Income tax expense in the period from October 15, 2021 through December 31, 2021 primarily consists of $11.7 million of deferred tax expense resulting from book-tax differences stemming from investments in Opco and its subsidiaries. Those future tax liabilities will change prospectively due to ongoing book-tax differences, which include, but are not limited to, (i) differences between book and tax loss allocation from Opco to the Company, (ii) mark-to-market activity related to warrants to purchase the Company's stock, and (iii) exchanges of Opco common units (and the corresponding shares of the Company’s Class V common stock) for shares of the Company’s Class A common stock or cash in lieu of Class A common stock. In the predecessor period, Opco and its subsidiaries were classified as partnerships for U.S. federal income tax purposes or other pass through entities resulting in minimal impacts from income tax.
Supplemental Unaudited Pro Forma Financial operations
The following supplemental unaudited pro forma financial information for the year ended December 31, 2021 presents the combined results of operations as if the VIH Business Combination had occurred as of January 1, 2021.
Management believes the supplemental unaudited pro forma information presented below provides a meaningful comparison of operating results; however, it should not be viewed as a substitute for the historical financial results of Bakkt and VIH. The supplemental unaudited pro forma financial information presented below should be read in conjunction with our historical audited consolidated financial statements for the year ended December 31, 2022 and the periods from October 15, 2021 through December 31, 2021 and January 1, 2021 through October 14, 2021 included in Item 8 of this Annual Report on Form 10-K.
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

(in thousands)	Year Ended December 31, 2021
Bakkt gross revenue	$1,029
Bakkt contra-revenue	(2,085)
VIH revenue	—
Bridge2 Solutions revenue	40,493
Pro forma revenue	$39,437

(in thousands)	Year Ended December 31, 2021
Pro forma net loss	$(198,467)
Less: pro forma loss attributable to noncontrolling interest	(165,136)
Pro forma net loss attributable to Bakkt Holdings, Inc.	$(33,331)
Liquidity and Capital Resources
Our predecessor principally financed its operations through equity financings in the form of capital contributions from its members and, to a lesser degree, from client revenues. In addition, in 2018, ICE contributed certain developed assets and rights to use exchange and clearing licenses enabling Bakkt to commence operations. In connection with the closing of the VIH Business Combination, our predecessor’s cash position was supplemented by $532.4 million, which included $325.0 million in proceeds from the closing of a private placement of shares of our Class A common stock and $207.4 million that had previously been held in trust.
As of December 31, 2022, we had $98.3 million and $16.5 million of cash and cash equivalents and restricted cash, respectively. Restricted cash is held to satisfy certain minimum capital requirements pursuant to regulatory requirements as well as satisfy covenants under our commercial purchasing card facility. Additionally, as of December 31, 2022 we had $141.1 million of available for sale debt securities that mature over the next 2 to 9 months.
We intend to use our unrestricted cash and proceeds from maturity of available for sale debt securities to (i) maintain our sales and marketing efforts and activate crypto clients, (ii) maintain our research and product development efforts, (iii) optimize our technology infrastructure and operational support and (iv) fund the $55.0 million cash purchase price to acquire Apex. We expect to limit future hiring and leverage the team we have built in 2022 as well as our Apex acquisition to execute our growth strategy. Excluding the cash purchase price to acquire Apex, we expect our cash usage in 2023 to decline from 2022 levels driven by the combined impact of increased revenue and expense reductions related to the completion of large-dollar investments in 2022 and benefits from restructuring actions. In addition, we may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies or intellectual property rights. However, we have no agreements or commitments with respect to any such acquisitions or investments at this time.
Our expected uses of the available funds are based upon our present plans, objectives and business condition. We have not determined all of the particular uses for the available funds, and management has not estimated the amount of funds, or the range of funds, to be used for any particular purpose. As a result, our management retain broad discretion over the available funds.
Our future cash requirements will depend on many factors, including our revenue growth rate, the timing and extent of hiring and associated overhead to support projected growth in our business, sales and marketing costs to drive revenue growth, and software development investments to continue adding features and functionality to our technology platforms to align with market needs. We expect to augment our personnel with employees acquired in the Apex transaction. We believe that we substantially completed the necessary investment in our platforms in 2022, which enables us to simplify our organization and focus on the core capabilities that are critical to our strategy. We may also enter into other arrangements to acquire or invest in complementary businesses, services, and technologies which will likely require us to increase our cash consumption.
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
The following table summarizes our cash flows for the periods presented:

	Successor		Predecessor
	Year Ended December 31, 2022	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021
Net cash flows used in operating activities	$(117,597)	$(83,387)	$(50,915)
Net cash flows provided by (used in) investing activities	$(171,961)	$27,259	$(10,342)
Net cash flows provided by (used in) financing activities	$(2,584)	$256,925	$(97)
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

Net cash used in operating activities of $117.6 million for the year ended December 31, 2022 was primarily related to our net loss of $1,989.9 million, offset by non-cash charges of $1,869.4 million and changes in our operating assets and liabilities of $2.9 million. The non-cash charges for the year ended December 31, 2022 primarily consisted of goodwill and intangible assets impairments of $1,822.1 million, share-based compensation of $31.6 million, depreciation and amortization of $25.4 million, gain from change in fair value of warrant liability of $16.6 million, deferred tax expense of $11.6 million and impairment of long-lived assets of $11.5 million. Net cash inflows from changes in our operating assets and liabilities for the year ended December 31, 2022 resulted primarily from a decrease in prepaid insurance of $9.4 million, an increase in operating lease liabilities of $4.2 million, and an increase in accounts payable and accrued liabilities of $0.7 million, which were partially offset by an increase in accounts receivable of $7.2 million, an increase in other assets and liabilities of $2.4 million and an decrease in deferred revenue of $2.4 million.
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
Investing Activities
Net cash flows used in investing activities of $172.0 million for the year ended December 31, 2022 primarily consisted of $306.6 million related to the purchase of available for sale debt securities and $30.5 million of capitalized costs of internally developed software for our technology platforms, partially offset by the receipt of $165.2 million of proceeds from the sale of available-for-sale securities.
Net cash flows provided by investing activities of $16.9 million for the combined 2021 period primarily consisted of $30.8 million of cash acquired through the VIH Business Combination and $1.8 million of proceeds from sale of shares of affiliate stock, partially offset by $15.7 million of capitalized costs of internally developed software. Capital expenditures were primary related to capitalized expenses associated with internally developed software for our technology platforms.
Financing Activities
Net cash flows used in financing activities of $2.6 million for the year ended December 31, 2022 resulted from proceeds from the repurchase and retirement of Class A common stock of $2.6 million.
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
Tax Receivable Agreement
Concurrently with the completion of the VIH Business Combination, we entered into a Tax Receivable Agreement (“TRA”) with certain Bakkt Equity Holders. Pursuant to the TRA, among other things, holders of Bakkt Common Units may, subject to certain conditions, from and after April 15, 2022, exchange such Common Units (along with a corresponding number of shares of our Common Stock), for Class A common stock on a one-for-one basis, subject to the terms of the Exchange Agreement, including our right to elect to deliver cash in lieu of Class A common stock and, in certain cases, adjustments as set forth therein. Bakkt will have in effect an election under Section 754 of the Internal

Revenue Code for each taxable year in which an exchange of Bakkt Common Units for Class A common stock (or cash) occurs.
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
The TRA provides for the payment by us to exchanging holders of Bakkt Common Units of 85% of certain net income tax benefits, if any, that we realize (or in certain cases is deemed to realize) as a result of these increases in tax basis related to entering into the TRA, including tax benefits attributable to payments under the TRA. This payment obligation is an obligation of the Company and not of Bakkt. For purposes of the TRA, the cash tax savings in income tax will be computed by comparing our actual income tax liability (calculated with certain assumptions) to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the assets of Bakkt as a result of Bakkt having an election in effect under Section 754 of the Code for each taxable year in which an exchange of Bakkt Common Units for Class A common stock occurs and had we not entered into the TRA. Such change will be calculated under the TRA without regard to any transfers of Bakkt Common Units or distributions with respect to such Bakkt Common Units before the exchange under the Exchange Agreement to which Section 743(b) or 734(b) of the Code applies. As of December 31, 2022, 22,475,871 Opco common units were exchanged for Class A common stock. Based on the Company's history of taxable losses, the Company has concluded that it is not probable to expect cash tax payments in the foreseeable future and as such, no value has been recorded under the TRA.
Contractual Obligations and Commitments
The following is a summary of our significant contractual obligations and commitments as of December 31, 2022 (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Purchase obligations(1)	$2,250	$15,500	$—	$—	$17,750
Future minimum operating lease payments(2)	4,271	9,301	6,397	12,319	32,288
Total contractual obligations	6,521	24,801	6,397	12,319	50,038
(1)Represents minimum commitment payments under a four-year cloud computing arrangement.
(2)Represents rental payments under operating leases with remaining non-cancellable terms in excess of one year.
Additionally, we, through our loyalty business, had a purchasing card facility with a bank that we utilized for redemption purchases made from vendors as part of our loyalty redemption platform. Expenditures made using the purchasing card facility were payable monthly, were not subject to formula-based restrictions and did not bear interest if amounts outstanding were paid when due and in full. Among other covenants, the purchasing card facility required that we maintain a month-end cash balance of $40.0 million. In January 2021, the purchasing card facility was extended to April 15, 2022 in order to facilitate a long-term agreement on more favorable terms for us. In April 2022, we further extended the maturity date of the purchasing card facility to August 12, 2022, to transition over to the purchasing card facility with Bank of America described below. The maturity date of the purchasing card facility was further extended as of August 12, 2022 to January 13, 2023. During September 2022 we paid off the majority of the remaining balance of the purchasing card facility. The purchasing card facility was closed during October 2022.
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
We believe that Adjusted EBITDA provides relevant and useful information, which is used by management in assessing the performance of our business. Adjusted EBITDA is defined as earnings before interest, income taxes, depreciation, amortization, acquisition-related expenses, share-based and unit-based compensation expense, goodwill and intangible assets impairments, restructuring charges, changes in the fair value of our warrant liability and certain other non-cash and/or non-recurring items that do not contribute directly to our evaluation of operating results and are not components of our core business operations. Adjusted EBITDA provides management with an understanding of earnings before the impact of investing and financing transactions and income taxes, and the effects of aforementioned items that do not reflect the ordinary earnings of our operations. This measure may be useful to an investor in evaluating our performance. Adjusted EBITDA is not a measure of our financial performance under GAAP and should not be considered as an alternative to net income (loss) or other performance measures derived in accordance with GAAP. Our definition of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies.
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

The following table presents a reconciliation of net loss, the most directly comparable GAAP operating performance measure, to our Adjusted EBITDA for each of the periods indicated (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2022	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021
Net loss	$(1,989,934)	$(164,827)	$(139,219)
Depreciation and amortization	25,350	5,422	9,620
Interest (income) expense	(1,877)	(11)	247
Income tax (benefit) expense	(11,320)	11,751	(602)
EBITDA	(1,977,781)	(147,665)	(129,954)
Acquisition-related expenses	5,675	1,603	24,793
Share-based and unit-based compensation expense	32,114	45,914	33,877
Cancellation of common units	(185)	(192)	—
(Gain) loss from change in fair value of warrant liability	(16,638)	79,373	—
Goodwill and intangible assets impairments	1,822,089	—	—
Impairment of long-lived assets	11,494	1,196	3,598
Restructuring expenses	2,336	—	—
ICE transition services expense	1,168	617	—
Gain on extinguishment of software license liability	—	(1,301)	—
Non-recurring bitcoin sale income, net	—	—	(1,024)
Adjusted EBITDA loss	$(119,728)	$(20,455)	$(68,709)
Adjusted EBITDA loss for the year ended December 31, 2022 increased by $30.6 million, or 34.3%, as compared to the combined 2021 period. The increase was primarily due to a $33.9 million increase in compensation and benefits resulting from an increase in headcount to support the projected growth in our business, a $14.8 million increase in insurance premiums and occupancy costs, a $4.3 million increase in audit, tax and legal professional services fees and a $3.8 million increase in hardware and software license fees. The increases in these expenses were partially offset by the increases in revenue of $15.1 million and a reduction of marketing expenses of $10.1 million.
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
We recorded impairment of goodwill and other intangible assets of $1,822.1 million during the year ended December 31, 2022. See Note 5 to our audited consolidated financial statements for additional disclosures related to the impairment of goodwill and other intangible assets. The carrying value of our tradename intangible asset was equal to its fair value and our single reporting unit had no cushion on its goodwill impairment analysis immediately after the impairment was recorded. Therefore if there are further delays in our ability to execute on our strategy or negative deviations from the budgets utilized in these analyses further impairment of our assets is possible. We did not record any impairment charges related to goodwill and intangible assets during the periods from October 15, 2021 through December 31, 2021 and January 1, 2021 through October 14, 2021.
Loyalty Redemption Platform Revenue Recognition
We host, operate and maintain a loyalty redemption platform connecting loyalty programs to ecommerce merchants allowing loyalty point holders to redeem a spectrum of loyalty currencies for crypto, merchandise and services. Our customer in these arrangements is generally the loyalty program sponsor (our client). Our contracts related to our loyalty redemption platform consist of two performance obligations: (1) access to our SaaS-based redemption platform and customer support services and (2) facilitation of order fulfillment services. We are the principal related to providing access to our redemption platform. We are acting as the agent to facilitate order fulfillment services on behalf of the loyalty program sponsor. Revenues generated from our loyalty redemption platform are included in “Net revenues” include the following:
•Platform subscription fees: Monthly fixed fee charged to clients to access the redemption platform and receive customer support services. We recognize revenue for these fees on a straight-line basis over the related contract term as the client receives benefits evenly throughout the term of the contract. These fees are allocated to our performance obligation to provide access to our redemption platform, and thus are recognized on a gross basis. Revenue from our platform subscription fees is included in “Subscription and services revenue” in the disaggregation of revenue table by service type in Note 3 to our audited consolidated financial statements.
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
•Revenue share fees: We are entitled to revenue share fees in the form of rebates from third-party commerce merchants and other clients which provide services facilitating redemption order fulfillment. We allocate revenue share fees to the period in which the related transaction occurs. Revenue from our revenue share fees is included in “Transaction revenue, net” in the disaggregation of revenue table by service type in Note 3 to our audited consolidated financial statements.
•Service fees: We earn fees for certain software development activities associated with the implementation of new clients on our loyalty redemption platform and other development activities if a client requests that we customize certain features and functionalities for their loyalty program. We also earn fees from providing call center services to clients. We recognize service fees as revenue on a straight-line basis, beginning when the internally developed software resulting from such implementation or other development activities are operational in our platform over the longer of the remaining anticipated client life and 3 years, which represents the estimated useful life of our internally developed software. Implementation and development service fees are generally billed when the implementation and development activities are performed. We recognize deferred revenue when all such fees are billed. Revenue from our services fees is included in “Subscription and services revenue” in the disaggregation of revenue table by service type in Note 3 to our audited consolidated financial statements.
Deferred Revenue
Deferred revenue includes amounts invoiced prior to us meeting the criteria for revenue recognition. We invoice clients for service fees at the time the service is performed, and such fees are recognized as revenue over time as we satisfy our performance obligation. The portion of deferred revenue to be recognized in the succeeding twelve-month period is recorded as current deferred revenue, and the remaining portion is recorded as non-current deferred revenue. We have determined that these arrangements do not contain a significant financing component, and therefore the transaction price is not adjusted.
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
Impairment of Long-Lived Assets
Our long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. We also evaluate the period of depreciation and amortization of long-lived assets to determine whether events or circumstances warrant revised estimates of useful lives. When indicators of impairment are present, we determine the recoverability of our long-lived assets by comparing the carrying value of our long-lived assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the estimated future undiscounted cash flows demonstrate the long-lived assets are not recoverable, an impairment loss would be calculated based on the excess of the carrying amounts of the long-lived assets over their fair value. See Note 6 to our audited consolidated financial statements for additional disclosures related to impairment of long-lived assets.
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

Item 8. Financial Statements And Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors of Bakkt Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Bakkt Holdings, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the year ended December 31, 2022 and for the period October 15, 2021 to December 31, 2021 (“the Successor”) and the related consolidated statements of operations, comprehensive loss, changes in members’ equity and mezzanine equity and cash flows for the period January 1, 2021 to October 14, 2021 (“the Predecessor”) and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the Successor and Predecessor periods, in conformity with U.S. generally accepted accounting principles.
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
Atlanta, GA
March 24, 2023

Bakkt Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except unit data)

	Successor
	As of December 31, 2022	As of December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$98,332	$391,364
Restricted cash	16,500	16,500
Customer funds	591	551
Available-for-sale securities	141,062	—
Accounts receivable, net	25,306	18,142
Prepaid insurance	22,822	32,206
Safeguarding asset for crypto	15,792	—
Other current assets	6,060	4,784
Total current assets	326,465	463,547
Property, equipment and software, net	19,744	6,121
Goodwill	15,852	1,527,118
Intangible assets, net	55,833	388,469
Deposits with clearinghouse	15,150	15,151
Other assets	22,458	13,879
Total assets	$455,502	$2,414,285
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$66,787	$64,090
Customer funds payable	591	551
Deferred revenue, current	3,972	4,629
Due to related party	1,168	617
Safeguarding obligation for crypto	15,792	—
Other current liabilities	3,819	3,717
Total current liabilities	92,129	73,604
Deferred revenue, noncurrent	3,112	4,819
Warrant liability	785	17,424
Deferred tax liabilities, net	—	11,593
Other noncurrent liabilities	23,402	12,674
Total liabilities	119,428	120,114
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock ($0.0001 par value, 750,000,000 shares authorized, 80,926,843 shares issued and outstanding as of December 31, 2022 and 57,164,388 shares issued and outstanding as of December 31, 2021)	8	6
Class V common stock ($0.0001 par value, 250,000,000 shares authorized, 183,482,777 shares issued and outstanding as of December 31, 2022 and 206,271,792 shares issued and outstanding as of December 31, 2021)	19	21
Additional paid-in capital	772,973	566,766
Accumulated other comprehensive loss	(290)	(55)
Accumulated deficit	(676,447)	(98,342)
Total stockholders' equity	96,263	468,396
Noncontrolling interest	239,811	1,825,775
Total equity	336,074	2,294,171
Total liabilities and stockholders’ equity	$455,502	$2,414,285

The accompanying notes are an integral part of these consolidated financial statements

Bakkt Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Successor		Predecessor
	Year Ended December 31, 2022	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021
Revenues:
Net revenues (includes related party net revenues of $42 and $71, respectively, and affiliate net revenues of $136)(1)	$54,567	$11,481	$27,956
Operating expenses:
Compensation and benefits	139,049	62,180	91,275
Professional services	11,483	3,034	5,175
Technology and communication	17,079	3,056	10,384
Selling, general and administrative	35,414	8,521	20,309
Acquisition-related expenses	5,675	1,603	24,793
Depreciation and amortization	25,350	5,422	9,620
Related party expenses (affiliate in Predecessor period)(1)	1,168	617	1,484
Goodwill and intangible assets impairments	1,822,089	—	—
Impairment of long-lived assets	11,494	1,196	3,598
Restructuring expenses	2,336	—	—
Other operating expenses	2,343	398	1,379
Total operating expenses	2,073,480	86,027	168,017
Operating loss	(2,018,913)	(74,546)	(140,061)
Interest income (expense), net	1,877	11	(247)
Gain (loss) from change in fair value of warrant liability	16,638	(79,373)	—
Other income (expense), net	(856)	832	487
Loss before income taxes	(2,001,254)	(153,076)	(139,821)
Income tax benefit (expense)	11,320	(11,751)	602
Net loss	(1,989,934)	(164,827)	$(139,219)
Less: Net loss attributable to noncontrolling interest	(1,411,829)	(120,832)
Net loss attributable to Bakkt Holdings, Inc.	$(578,105)	$(43,995)

Net loss per share attributable to Class A common stockholders:
Basic	$(8.12)	$(0.81)	(2)
Diluted	$(8.12)	$(0.81)	(2)
(1)As a result of the VIH Business Combination, ICE and its affiliates are no longer our affiliates. Refer to Note 8 for our related party disclosures.
(2)Basic and diluted loss per share is not presented for the Predecessor period due to lack of comparability with the Successor periods.
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Successor		Predecessor
	Year Ended December 31, 2022	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021
Net loss	$(1,989,934)	$(164,827)	$(139,219)
Currency translation adjustment, net of tax	(850)	(259)	248
Unrealized gains on available-for-sale securities, net of tax	59	—	—
Comprehensive loss	$(1,990,725)	$(165,086)	$(138,971)
Comprehensive loss attributable to noncontrolling interest	(1,412,385)	(121,036)
Comprehensive loss attributable to Bakkt Holdings, Inc.	$(578,340)	$(44,050)
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity (Successor)
(in thousands, except share data)

	Class A Common Stock		Class V Common Stock		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity	Class A Ordinary Shares		Total Mezzanine Equity
	Shares	$	Shares	$	Shares	$							Shares	$
Balance as of October 15, 2021	—	$—	—	$—	5,184,300	$1	$—	$(54,347)	$—	$(54,346)	$—	$(54,346)	20,737,202	$207,372	$207,372
Redemption of Class A ordinary shares	—	—	—	—	—	—	—	—	—	—	—	—	(8,452,042)	(84,530)	(84,530)
Conversion of Class A ordinary shares and Class B ordinary shares into Class A common stock	17,469,460	2	—	—	(5,184,300)	(1)	122,840	—	—	122,841	—	122,841	(12,285,160)	(122,842)	(122,842)
Issuance of common stock to PIPE investors, net of issuance costs	32,500,000	3	—	—	—	—	311,997	—	—	312,000	—	312,000	—	—	—
Conversion of Opco Class A, Class B, and Class C voting units into Class V common stock	—	—	189,933,286	19	—	—	—	—	—	19	1,796,750	1,796,769	—	—	—
Issuance of Class V common stock for Opco incentive units	—	—	17,473,362	2	—	—	—	—	—	2	107,877	107,879	—	—	—
Share-based compensation	—	—	—	—	—	—	1,022	—	—	1,022	—	1,022	—	—	—
Unit-based compensation	—	—	—	—	—	—	—	—	—	—	46,786	46,786	—	—	—
Forfeiture and cancellation of common units	—	—	(1,134,856)	—	—	—	—	—	—	—	(4,602)	(4,602)	—	—	—
Exercise of warrants	7,194,928	1	—	—	—	—	130,907	—	—	130,908	—	130,908	—	—	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	(55)	(55)	(204)	(259)	—	—	—
Net loss	—	—	—	—	—	—	—	(43,995)	—	(43,995)	(120,832)	(164,827)	—	—	—
Balance as of December 31, 2021	57,164,388	$6	206,271,792	$21	—	$—	$566,766	$(98,342)	$(55)	$468,396	$1,825,775	$2,294,171	—	$—	$—

Share-based compensation	—	—	—	—	—	—	31,557	—	—	31,557	—	31,557	—	—	—
Unit-based compensation	—	—	—	—	—	—	—	—	—	—	3,847	3,847	—	—	—
Forfeiture and cancellation of common units	—	—	(313,144)	—	—	—	—	—	—	—	(185)	(185)	—	—	—
Exercise of warrants	221	—	—	—	—	—	2	—	—	2	—	2	—	—	—
Shares issued upon vesting of share-based awards, net of tax withholding	1,286,363	—	—	—	—	—	(2,586)	—	—	(2,586)	—	(2,586)	—	—	—
Exchange of Class V shares for Class A shares	22,475,871	2	(22,475,871)	(2)	—	—	177,241	—	—	177,241	(177,241)	—	—	—	—
Increase in deferred tax liability from step-up tax basis related to exchanges of Opco common units	—	—	—	—	—	—	(7)	—	—	(7)	—	(7)	—	—	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	(254)	(254)	(596)	(850)	—	—	—
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	—	—	19	19	40	59	—	—	—
Net loss	—	—	—	—	—	—	—	(578,105)	—	(578,105)	(1,411,829)	(1,989,934)	—	—	—
Balance as of December 31, 2022	80,926,843	$8	183,482,777	19	—	$—	$772,973	$(676,447)	$(290)	$96,263	$239,811	$336,074	—	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Changes in Members’ Equity and Mezzanine Equity (Predecessor)
(in thousands, except share data)

	Class A Voting Units		Class B Voting Units		Class B Warrant		Class C Voting Units		Class C Warrant		Accumulated Deficit	Accumulated Other Comprehensive Income	Total Member’s Equity	Incentive units		Total Mezzanine Equity
	Units	$	Units	$	Warrants	$	Units	$	Warrants	$				Units	$
Balance as of December 31, 2020	400,000,000	2,613	182,500,000	182,500	—	5,426	270,270,270	310,104	—	—	(112,504)	191	388,330	—	21,452	21,452
Issuance of Class A voting units	—	185	—	—	—	—	—	—	—	—	—	—	185	—	—	—
Unit-based incentive compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	26,538	26,538
Exercise of Class B warrant	—	—	9,953,454	5,426	—	(5,426)	—	—	—	—	—	—	—	—	—	—
Vesting of Class C warrant	—	—	—	—	—	—	—	—	—	969	—	—	969	—	—	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	—	—	—	—	—	248	248	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	(139,219)	—	(139,219)	—	—	—
Balance as of October 14, 2021	400,000,000	$2,798	192,453,454	$187,926	—	$—	270,270,270	$310,104	—	$969	$(251,723)	$439	$250,513	—	$47,990	$47,990
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Successor		Predecessor
	Year Ended December 31, 2022	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021
Cash flows from operating activities:
Net loss	$(1,989,934)	$(164,827)	$(139,219)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	25,350	5,422	9,512
Non-cash lease expense	2,679	249	946
Share-based compensation expense	31,557	1,022	—
Unit-based compensation expense	557	44,892	33,877
Forfeiture and cancellation of common units	(185)	(192)	—
Recognition of affiliate capital contribution	—	—	185
Amortization of customer consideration asset	—	—	1,743
Deferred income taxes	(11,594)	11,733	—
Impairment of long-lived assets	11,494	1,196	3,598
Goodwill and intangible assets impairments	1,822,089	—	—
Loss on disposal of assets	3,834	—	—
Loss on sale of shares of affiliate stock	—	—	63
(Gain) loss from change in fair value of warrant liability	(16,638)	79,373	—
(Gain) on extinguishment of software license liability	—	(1,301)	—
Modification and vesting of Class C warrant	—	—	969
Other	285	(129)	655
Changes in operating assets and liabilities:
Accounts receivable	(7,164)	(1,133)	(6,601)
Prepaid insurance	9,384	(31,121)	(351)
Deposits with clearinghouse	1	—	20,199
Accounts payable and accrued liabilities	744	(19,728)	23,292
Due to related party (affiliate in Predecessor period)(1)	551	(1,696)	457
Deferred revenue	(2,364)	24	1,038
Operating lease liabilities	4,150	(12)	(822)
Customer funds payable	40	124	345
Other assets and liabilities	(2,433)	(7,283)	(801)
Net cash used in operating activities	(117,597)	(83,387)	(50,915)
Cash flows from investing activities:
Capitalized internal-use software development costs and other capital expenditures	(30,543)	(3,578)	(12,109)
Purchase of available-for-sale securities	(306,593)	—	—
Proceeds from the maturity of available-for-sale securities	165,175	—	—
Proceeds from disposal of assets	—	—	8
Proceeds from sale of shares of affiliate stock	—	—	1,759
Cash acquired through business combination	—	30,837	—
Net cash provided by (used in) investing activities:	(171,961)	27,259	(10,342)
Cash flows from financing activities:
Payment of finance lease liability	—	(404)	(97)
Repurchase of redeemed Class A common stock	—	(84,530)	—
Repurchase and retirement of Class A common stock	(2,586)	—	—

Bakkt Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

Payment of deferred underwriting fee	—	(7,258)	—
Proceeds from the exercise of warrants	2	37,117	—
Proceeds from PIPE, net of issuance costs	—	312,000	—
Net cash provided by (used in) financing activities:	(2,584)	256,925	(97)
Effect of exchange rate changes.	(850)	(307)	248
Net increase (decrease) in cash, cash equivalents, restricted cash and customer funds	(292,992)	200,490	(61,106)
Cash, cash equivalents, restricted cash and customer funds at the beginning of the period	408,415	207,925	91,943
Cash, cash equivalents, restricted cash and customer funds at the end of the period	$115,423	$408,415	$30,837
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—	$—
Non-cash operating lease right-of-use asset acquired	11,006	10,347	—
Supplemental disclosure of non-cash investing and financing activity:
Issuance of Class A voting units in exchange of capital contribution	$—	$—	$26
Capitalized internal-use software development costs and other capital expenditures included in accounts payable and accrued liabilities	3,900	1,929	1,809
Cashless exercise of private placement warrants	—	64,978	—
Reconciliation of cash, cash equivalents, restricted cash and customer funds to consolidated balance sheets:
Cash and cash equivalents	$98,332	$391,364	$13,911
Restricted cash	16,500	16,500	16,500
Customer funds	591	551	426
Total cash, cash equivalents, restricted cash and customer funds	$115,423	$408,415	$30,837
(1)As a result of the VIH Business Combination, ICE and its affiliates are no longer our affiliates. Refer to Note 8 for our related party disclosures.
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
The registration statement for VIH’s Initial Public Offering was declared effective on September 22, 2020. On September 25, 2020, VIH consummated the Initial Public Offering of 20,000,000 units (the “Units”), generating gross proceeds of $200.0 million. Simultaneously with the closing of the Initial Public Offering, VIH consummated the sale of 6,000,000 warrants (the “private placement warrants”) at a price of $1.00 per private placement warrant in a private placement to the Sponsor, generating gross proceeds of $6.0 million. On September 29, 2020, the underwriters notified VIH of their intention to partially exercise their over-allotment option on October 1, 2020. As such, on October 1, 2020, VIH consummated the sale of an additional 737,202 Units, at $10.00 per Unit, and the sale of an additional 147,440 private placement warrants, at $1.00 per private placement warrant, generating total gross proceeds of $7.5 million.
Following the closing of the Initial Public Offering on September 25, 2020 and the partial exercise of the underwriter’s over-allotment on October 1, 2020, an amount of $207.4 million ($10.00 per Unit) from the proceeds of the sale of the Units in the Initial Public Offering and the sale of the private placement warrants, net of transaction costs, was placed in a trust account (the “Trust Account”).
On October 15, 2021 (the “Closing Date”), VIH and Bakkt Opco Holdings, LLC (then known as Bakkt Holdings, LLC, “Opco”) and its operating subsidiaries consummated a business combination (the “VIH Business Combination”) contemplated by the definitive Agreement and Plan of Merger entered into on January 11, 2021 (as amended, the “Merger Agreement”). In connection with the VIH Business Combination, VIH changed its name to “Bakkt Holdings, Inc.” and changed its jurisdiction of incorporation from the Cayman Islands to the State of Delaware (the “Domestication”).
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
In connection with the VIH Business Combination, a portion of VIH shares were exchanged for cash for shareholders who elected to execute their redemption right. The remaining VIH shares were exchanged for newly issued shares of our Class A common stock. Additionally, all outstanding membership interests and rights to acquire membership interests in Opco were exchanged for Opco Common Units and an equal number of newly issued shares of our Class V common stock. The existing owners of Opco other than Bakkt are considered noncontrolling interests in the accompanying consolidated financial statements (the “financial statements”). Refer to Note 4 for further discussion on the VIH Business Combination.
Our Class A common stock and warrants are listed on the New York Stock Exchange under the ticker symbols “BKKT” and “BKKT WS,” respectively.

Description of Business
We provide, or are working to provide, simplified solutions focused in the following areas:
Crypto
•Custody. Our institutional-grade qualified custody solution caters to more experienced market participants. Crypto that we custody is held by our subsidiary, Bakkt Trust Company LLC (“Bakkt Trust”), a limited purpose trust company that is supervised by the New York State Department of Financial Services (“NYDFS”) and governed by an independent Board of Managers.
•Crypto Connect. Bakkt Marketplace, LLC (“Bakkt Marketplace”) operates a platform provides consumers, businesses and institutions with the ability to buy, sell and store crypto in a simple, intuitive digital experience accessed via application programming interfaces (“APIs”) or embedded web experience. We aim to enable businesses in various industries - such as fintechs, financial institutions and wallet providers - to provide their customers with the ability to transact in crypto directly in their trusted environments.
•Crypto Rewards. We are in the process of enabling customers of all sizes to offer loyalty and rewards to their customers in the form of crypto – either by earning crypto rewards, or by redeeming existing reward currencies, such as points or miles, into crypto.
•Crypto Payouts. We are in the process of enabling consumers to automatically invest a portion of payments into crypto. Crypto payouts allow for new cases (for instance, for gig economy or marketplace participants such as freelancers, content providers, and delivery workers to receive their wages in crypto).
Bakkt Trust is a limited-purpose trust company that operates, in conjunction with ICE, regulated infrastructure for trading, clearing, and custody services for physically-delivered bitcoin futures. Bakkt Marketplace holds a New York State virtual currency license, money transmitter licenses from all states throughout the U.S. where such licenses are required, and is registered as a money services business with the Financial Crimes Enforcement Network of the United States Department of the Treasury. Bakkt Trust’s custody solution provides support to Bakkt Marketplace with respect to Bitcoin and Ether functionalilty.
Loyalty
•We offer a full spectrum of content that customers can make available to their customers when redeeming loyalty currencies. Our redemption solutions span a variety of rewards categories including merchandise (such as Apple products and services), gift cards and digital experiences. Our travel solution offers a retail e-commerce booking platform, as well as live-agent booking and servicing. Our platform provides a unified shopping experience that is configurable for companies and their programs. Capabilities include a mobile-first user experience, a multi-tier construct to accommodate loyalty tiers, comprehensive fraud protection capabilities and a split-tender payments platform to accept both points and credit cards as a form of payment.
2.Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
As a result of the VIH Business Combination, we evaluated if VIH or Opco was the predecessor for accounting purposes. In connection therewith, we considered the application of Rule 405 of Regulation C, the interpretive guidance of the staff of the SEC, including factors for registrants to consider in determining the predecessor, and analyzed the following: (1) the order in which the entities were acquired, (2) the size of the entities, (3) the fair value of the entities, (4)

the historical and ongoing management structure, and (5) how management discusses our business in this Form 10-K. In considering the foregoing principles of predecessor determination in light of our specific facts and circumstances, we determined that Opco is the predecessor for accounting purposes. The financial statement presentation includes the financial statements of Opco as “Predecessor” for periods prior to the Closing Date and the financial statements of the Company as “Successor” for the period after the Closing Date, including the consolidation of Opco. Refer to Note 4 for further discussion on the VIH Business Combination.
The accompanying audited consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company and our subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In addition, certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements in order to conform to current presentation.
In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. The historical financial information is not necessarily indicative of our future results of operations, financial position, and cash flows.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. The significant estimates and assumptions that affect the financial statements may include, but are not limited to, those that are related to income tax valuation allowances, useful lives of intangible assets and property, equipment and software, fair value of financial assets and liabilities, determining provision for doubtful accounts, valuation of acquired tangible and intangible assets and the impairment of intangible assets and goodwill, as well as fair market value of Opco common units, incentive units and participation units in the Predecessor period. Actual results may materially differ from management’s estimates.
Segment Information
We have one operating and reportable segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, who is our chief executive officer (“CEO”), in deciding how to allocate resources and assessing performance. All material operations are within the United States. Our chief operating decision maker allocates resources and assesses performance based upon financial information at the consolidated level.
Cash and Cash Equivalents and Restricted Cash
We consider all short-term, highly liquid investments with maturities from the purchase date of three months or less to be cash equivalents. Cash equivalents consists of amounts invested in money market funds of $0.2 million and $343.1 million as of December 31, 2022 and 2021, respectively.
We classify all cash and cash equivalents that are not available for immediate or general business use as restricted. Restricted cash includes amounts set aside due to regulatory requirements. Refer to Note 13 for additional information.
Customer Funds and Customer Funds Payable
Customer funds represents fiat currency deposited in digital wallets. In accordance with state money transmitter laws, we may invest customer cash deposits in certain permissible investments. As of December 31, 2022, we had not made any such investments. We classify the assets as current since they are readily available for customer use with a corresponding customer funds payable liability.

Translation of Foreign Currencies and Foreign Currency Transactions
Our foreign subsidiaries’ functional currencies are their respective local currencies. The assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date. Revenue and expenses are translated using average monthly rates. Translation adjustments are included in “Accumulated other comprehensive loss” on the consolidated balance sheets and reflected as “Currency translation adjustment, net of tax” in the consolidated statements of comprehensive loss.
Transactions denominated in currencies other than the functional currency are remeasured based on the exchange rates at the time of the transaction. Monetary assets and liabilities are translated at the rate in effect at the balance sheet date, with subsequent changes in exchange rates resulting in transaction gains or losses, which are included in “Other income (expense), net” in the consolidated statements of operations. Non-monetary assets and liabilities are translated at historical rates and revenue and expenses are translated at average rates in effect during each reporting period.
Accounts Receivable and Allowance for Doubtful Accounts
We classify rights to consideration in exchange for services or goods as accounts receivables. Accounts receivable are rights to consideration that are unconditional (i.e., only the passage of time is required before payment is due). “Accounts receivable, net” includes billed and contract assets (i.e., unbilled receivables), net of an estimated allowance for doubtful accounts. We calculate the allowance using the current expected credit loss model. The allowance is based upon historical loss patterns, the number of days that billings are past due and, an evaluation of the potential risk of loss associated with delinquent accounts and incorporates the use of forward-looking information over the contractual term of our accounts receivable. Receivables are written-off and charged against our recorded allowance when we have exhausted collection efforts without success. The allowance for doubtful accounts was $0.2 million and $0.2 million as of December 31, 2022 and 2021, respectively. There were no write-offs of receivables during the year ended December 31, 2022, and the periods from October 15, 2021 through December 31, 2021 and January 1, 2021 through October 14, 2021.
Property, Equipment and Software, Net
Property, equipment and software are stated at cost, less accumulated depreciation and amortization.
Costs related to software we develop or obtain for internal use are included in “Property, equipment and software, net”. Costs incurred during the preliminary or maintenance development stage are expensed, and costs incurred during the application development stage are capitalized and are amortized over the useful life of the software.
Depreciation and amortization are computed using the straight-line method over the following estimated useful lives of assets:

	Successor		Predecessor
	Year ended December 31, 2022	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021
Internal use software	3-7 years	3-7 years	3-7 years
Purchased software	3 years	3 years	3 years
Assets under finance lease	2-5 years	2-5 years	2-5 years
Office, furniture and equipment	7-10 years	7-10 years	7-10 years
Leasehold improvements	7 years	7 years	7 years
Other computer and network equipment	3 years	3 years	3 years

Leases
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
For operating leases, expense is generally recognized on a straight-line basis over the lease term and is recorded within “Selling, general and administrative”. For finance leases, interest on lease liability is recognized using the effective interest method, while the ROU asset is amortized on a straight-line basis over the shorter of the useful life of the ROU asset or the lease term. Interest on lease liability is recorded within “Interest income (expense), net”, and amortization of right-of-use assets is recorded within “Depreciation and amortization”.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The period of depreciation and amortization of long-lived assets is evaluated to determine whether events or circumstances warrant revised estimates of useful lives. When indicators of impairment are present, the recoverability of our long-lived assets is determined by comparing the carrying value of the long-lived assets to the total amount of undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the estimated future undiscounted cash flows demonstrate the long-lived assets are not recoverable, an impairment loss would be calculated based on the excess of the carrying amounts of the long-lived assets over their fair value. We recorded impairment charges of $11.5 million, $1.2 million and $3.6 million related to long-lived assets during the year ended December 31, 2022, and the periods from October 15, 2021 through December 31, 2021 and January 1, 2021 through October 14, 2021, respectively. Refer to Note 6 for additional information.
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
We recorded $1,822.1 million of impairment charges related to goodwill and other intangible assets during the year ended December 31, 2022. We did not record any impairment charges related to goodwill and other intangible assets during the periods from October 15, 2021 through December 31, 2021 and January 1, 2021 through October 14, 2021. Refer to Note 5 for additional information.
Revenue Recognition
We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services.
Crypto Services
Crypto Services revenues are derived from our custody services, our crypto marketplace and the Triparty agreement,.
Custody: For customers with custody accounts related to physically-delivered bitcoin futures contracts and options contracts (collectively, “PDF Contracts”), we do not charge a fee specifically for the custody service. For customers using custody services on a standalone basis, we charge a fee, which is generally based on a fixed fee and represents fixed consideration. We invoice customers on a quarterly basis. Our performance obligation related to the storage and custody of a customer’s cryptoasset represents an obligation to provide custody services for crypto. The contract for custodial services may be terminated by the applicable institution or high net worth individual at any time upon final withdrawal of all crypto, without incurring a penalty. As a result, we believe our contracts represent day-to-day contracts with each day representing a renewal. These renewals are priced consistently with the original contract and with other similar customers and as such, we do not believe that they represent a material right.
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
Crypto: Crypto services platform revenues are transaction fees earned by Bakkt Marketplace. As part of our operation of the crypto services platform, we transact in bitcoin and ether with consumers. Consumer crypto transactions were not material for year ended December 31, 2022 and for the periods from October 15, 2021 through December 31, 2021 and January 1, 2021 through October 14, 2021.
Additionally, as part of our operation of the crypto platform, we transact in crypto with our trading clients in order to adjust our cryptoasset inventory based on actual consumer activity to maintain an inventory consistent with our inventory policy. Transactions in crypto with our trading clients in the normal course of business were not material for the year ended December 31, 2022 and for the periods from October 15, 2021 through December 31, 2021 and January 1, 2021 through October 14, 2021.
We maintain an inventory reserve of crypto to facilitate consumer transactions if needed. We may adjust our inventory reserve levels under our inventory policy. Sales of crypto resulting from inventory reserve adjustments are not part of our normal course of business. Accordingly, proceeds from the sale of crypto outside of the normal course of business are included in “Other income (expense), net,” net of the cost of cryptoasset sold, in the statements of operations. We did not recognize any income from the sale of crypto during the year ended December 31, 2022 or the period from October 15, 2021 through December 31, 2021. We recognized income from the sale of crypto, net of the cost of crypto sold, of $1.0 million for period from January 1, 2021 through October 14, 2021.
Triparty Agreement: The Digital Currency Trading, Clearing, and Warehouse Services Agreement with ICE Futures U.S., Inc. (“IFUS”) and ICE Clear US, Inc. (“ICUS”) (the “Triparty Agreement”) governs the trading, clearing and custody services for PDF Contracts. We have concluded that we have a single performance obligation to provide a stand-ready custody function that supports the trading and clearing services provided by IFUS and ICUS, respectively. We have concluded that the related activities that collectively comprise this single performance obligation are not separately identifiable within the context of the Triparty Agreement, as all are necessary in order for IFUS and ICUS to offer PDF Contracts.
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

We determine the obligation period associated with Triparty Agreement revenue using the portfolio method based on our historical transaction experience. Therefore, we recognize revenue for the stand-ready custody services that we provide to IFUS and ICUS on a straight-line basis over the average performance obligation period, which is less than one month.

We also recognize a capital contribution for the cost of the trading and clearing services provided by IFUS and ICUS pursuant to the Contribution Agreement, which reduces the revenue recognized as part of the net transaction fee. See Note 10 for more information.
Revenue from the Triparty Agreement is included in “Transaction revenue, net” in the disaggregation of revenue by service type table within Note 3. Revenue from the Triparty Agreement was not material during the year ended December 31, 2022 or the periods from October 15, 2021 through December 31, 2021 and January 1, 2021 through October 14, 2021.

Loyalty redemption platform
We host, operate and maintain a loyalty redemption platform connecting loyalty programs to e-commerce merchants allowing loyalty point holders to redeem a spectrum of loyalty currencies for crypto, merchandise and services. Our customer in these arrangements is generally the loyalty program sponsor. Our contracts related to our loyalty redemption platform consist of two performance obligations: (1) access to our software as a service (“SaaS”)-based redemption platform and customer support services and (2) facilitation of order fulfillment services. We are the principal related to providing access to our redemption platform. We are acting as the agent to facilitate order fulfillment services on behalf of the loyalty program sponsor. Revenues generated from our loyalty redemption platform are included in “Net revenues” in the consolidated statements of operations and include the following:
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
•Revenue share fees: We are entitled to revenue share fees in the form of rebates from third-party commerce merchants and other clients which provide services facilitating redemption order fulfillment. We allocate revenue share fees to the period in which the related transaction occurs. Revenue from our revenue share fees is included in “Transaction revenue, net” in the disaggregation of revenue table by service type in Note 3.
•Service fees: We earn fees for certain software development activities associated with the implementation of new customers on our loyalty redemption platform and other development activities if a customer requests that we customize certain features and functionalities for their loyalty program. We also earn fees for providing call center services for customers. We recognize revenue from software development activities on a straight-line basis, beginning when the internally developed software resulting from such implementation or other development activities are operational in our platform over the longer of the remaining anticipated customer life and 3 years, which represents the estimated useful life of our internally developed software. Implementation and development service fees are generally billed when the implementation and development activities are performed. We recognize deferred revenue when all such fees are billed. We recognize revenue from call center services in the period in which we provide such services. Revenue from our services fees is included in “Subscription and services revenue” in the disaggregation of revenue table by service type in Note 3.

Practical expedients
We have elected the following practical expedients under ASC 606:
•Assessing the performance obligation period for Triparty Agreement transactions on a portfolio basis;
•Excluding sales taxes from the measurement of the transaction price;
•Not adjusting the transaction price for the existence of a significant financing component if the timing difference between a customer’s payment and our performance is one year or less; and
•Not providing disclosures about the transaction price allocated to unsatisfied performance obligations for contracts with a duration of one year or less or when the consideration is variable and allocated entirely to a wholly unsatisfied performance obligation or a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation.
Additionally, we have elected the practical expedient under ASC 340-40 to not capitalize incremental costs to obtain a contract with a customer if the amortization period would have been one year or less.
Refer to Note 3 for additional disclosures related to our recognition of revenue.
Safeguarding obligation for crypto: On March 31, 2022, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) Number 121 (“SAB 121”), which provides the SEC staff’s view that it would be appropriate for an entity that has an obligation to safeguard crypto held for platform users to record a liability and corresponding asset on its balance sheet at the fair value of the crypto. We adopted the guidance in SAB 121 during the quarter ended June 30, 2022.
We provide bitcoin and ether custody services for our consumer platform users and for standalone custody customers. We do not own crypto held in a custodial capacity on behalf of our customers. We hold the cryptographic key information on behalf of our custodial customers. We also maintain the internal recordkeeping of those assets and are obligated to safeguard the assets and protect them from loss or theft.

Deferred Revenue
Deferred revenue includes amounts invoiced and collected prior to our meeting the criteria for revenue recognition. We invoice customers for service fees at the time the service is performed, and such fees are recognized as revenue over time as we satisfy our performance obligation. The portion of deferred revenue to be recognized in the succeeding twelve-month period is recorded as current deferred revenue, and the remaining portion is recorded as non-current deferred revenue. We have determined that these arrangements do not contain a significant financing component, and therefore the transaction price is not adjusted.
Compensation and Benefits
Compensation and benefits expense primarily consists of salaries and wages, bonuses, contract labor fees, share-based compensation, unit-based compensation, payroll taxes and benefits associated with the compensation of our employees, excluding the accelerated unit-based compensation discussed in “Acquisition-related expenses,” and any contract labor not capitalized.
Restructuring Costs
The Company groups restructuring obligations into four categories: involuntary employee termination benefits, contractual employee termination benefits, costs to terminate contracts, and other associated costs. Involuntary employee termination benefits include cash and non-cash compensation and is recognized as incurred upon communication of the plan to the identified employees. Contractual employee termination benefits include cash and non-cash compensation owed to an employee pursuant to their individual employment agreements. Cash termination benefits are recorded at the employee notice date, while non-cash compensation is recorded over any remaining service term. Costs to terminate contracts are recognized upon termination agreement with the provider. Other associated restructuring costs are expensed as incurred.
Professional Services
Professional services expenses consist of costs associated with audit, tax, legal and other professional services and are recognized as incurred.
Technology and Communication
Technology and communication expenses include costs incurred in operating and maintaining our platform, including software licenses, software maintenance and support, hosting and infrastructure costs.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of costs associated with advertising, marketing, insurance and rent. Advertising costs are expensed as incurred. Total advertising costs for the year ended December 31, 2022 and for the periods from October 15, 2021 through December 31, 2021 and January 1, 2021 through October 14, 2021, were $8.8 million, $2.6 million and $16.2 million, respectively.
Acquisition-Related Expenses
We incur incremental costs relating to acquisitions and other strategic opportunities. This includes fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms, as well as costs associated with other external costs directly related to the proposed or closed transactions. See Note 4 for additional information related to acquisition-related expenses.
Share-Based Compensation
Share-based compensation expense relates to the restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted during the Successor period. Our RSUs and PSUs are measured at fair value on the date of grant and recognized as expense in “Compensation and benefits” over the requisite service period. Expense is recognized on a straight-line basis for awards that vest based solely on a service condition. In addition to a service condition, PSUs provide an opportunity to receive shares based on our performance as measured against objective performance goals. We record compensation expense for PSUs on an accelerated attribution basis based on our assessment of the probable outcome of the performance conditions at each reporting period. The fair value of our RSUs and PSUs is determined as the closing price of our Class A common stock on the date of grant. We account for forfeitures as they occur. See Note 11 for additional information about share-based compensation.
Unit-Based Compensation
The Successor period unit-based compensation expense relates to the replacement common incentive units and phantom units (“participation” units) granted during the Predecessor period that were issued to employees as purchase consideration. The replacement incentive units and participation units were measured at fair value on the Closing Date, and we recognize expense in “Compensation and benefits” in the consolidated statements of operations over the requisite service period. A portion of the prior year Successor period expense relates to the acceleration of compensation expense given the satisfaction of non-substantive service obligations upon the Closing Date for certain participation units. Additionally, we recognize variable compensation expense for liability-classified participation units based on changes to the fair value of the awards at each reporting date. We account for forfeitures as they occur. Any cancellations of common incentive units due to clawbacks or similar provisions are recognized in “Other income (expense), net” at the lesser of the recognized compensation cost associated with the unit-based payment arrangement or the fair value of the consideration received.
The Predecessor period unit-based compensation expense related to incentive units and participation units granted to employees and was measured at fair value on the date of grant and recognized as expense in “Compensation and benefits” over the requisite service period, subject to acceleration if certain performance or market conditions were met. Additionally, we recognized variable compensation expense for liability-classified participation units based on changes to the fair value of the awards at each reporting date. We accounted for forfeitures in the Predecessor period as they occurred. See Note 11 for additional information about unit-based compensation.
Warrant Accounting
We account for our Class A common stock warrants in accordance with applicable accounting guidance provided in ASC Topic 815, Derivatives and Hedging—Contracts in Entity’s Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. We classify as equity any equity-linked contracts that (1) require physical settlement or net-share settlement or (2) give us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement). We classify as assets or liabilities any equity-linked contracts that (1) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside our control) or (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All public and private placement warrants issued by us were deemed to qualify for liability classification. See Note 9 for additional information.
Noncontrolling Interest
Bakkt Holdings, Inc. is the sole managing member of Opco and, as a result, consolidates the financial results of Opco. We report a noncontrolling interest representing the portion of Opco that we control and consolidate but do not own. We recognize each noncontrolling holder’s respective share of the estimated fair value of the net assets at the date of formation or acquisition. Noncontrolling interest is subsequently adjusted by the noncontrolling holders’ share of additional contributions, distributions and their share of the net earnings or losses of each respective consolidated entity. We allocate net income or loss to noncontrolling interest based on the weighted average ownership interest during the period. The net income or loss that is not attributable to the Company is reflected in “Net loss attributable to noncontrolling interest”. Each Opco Common Unit, when coupled with one share of our Class V common stock is referred to as a “Paired Interest.” When Paired Interests are exchanged, the Company will receive a corresponding number of Opco Common Units, increasing the Company's total ownership interest in Opco. Changes in our ownership interest in Opco while we retain a controlling interest in Opco are accounted for as equity transactions. As such, future redemptions or direct exchanges or Opco Common Units by the noncontrolling members of Opco will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital.
Income Taxes
We account for deferred federal and state income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for the future tax benefits attributable to the expected utilization of existing tax net operating loss carryforwards and other types of carryforwards. If the future utilization of some portion of deferred taxes is determined to be unlikely, a valuation allowance is provided to reduce the recorded tax benefits from such assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In the event interest or penalties are incurred with respect to income tax matters, our policy will be to include such items in income tax expense. We record deferred tax assets and liabilities on a net basis on the consolidated balance sheets. We recognize interest and penalties related to uncertain tax positions in income tax expense.
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
As of December 31, 2022, and 2021, three customer balances represented approximately 65% and 53%, respectively, of total accounts receivable.
For the year ended December 31, 2022 and for the periods from October 15, 2021 through December 31, 2021 and January 1, 2021 through October 14, 2021, our top three customers represented approximately 52%, 46% and 55%, respectively, of total revenue. Three customers, that each represented over 10% of our net revenue, combined to account for net revenue of $28.6 million during the year ended December 31, 2022. Five customers, that each represented over 10% of our net revenue, combined to account for net revenue of $7.8 million during the period from October 15, 2021 through December 31, 2021. Three customers, that each represented over 10% of our net revenue, combined to account for net revenue of $15.3 million during the period from January 1, 2021 through October 14, 2021.
Investments
We were required to hold shares of Intercontinental Exchange, Inc. (“ICE”) stock for ICUS membership privileges prior to the withdrawal of our ICUS membership on May 20, 2020. These shares were carried at cost basis and evaluated periodically for impairment. Upon withdrawal of its ICUS membership, these shares were remeasured at fair value, with realized and unrealized gains and losses being reflected as “Other income (expense), net”. In June 2021, we sold all of our shares of ICE stock, resulting in a realized loss on the sale of shares of affiliate stock of $0.1 million for the period from January 1, 2021 through October 14, 2021.

We classify our investments in debt securities as available-for-sale investments. Debt securities consist of U.S. Treasury debt securities. These investments are held in the custody of a major financial institution.
Investments are classified as current or non-current depending on their maturity dates and when they are expected to be converted into cash.
Recently Adopted Accounting Pronouncements

Standard/Description	Effective Date and Adoption Considerations	Effect on Financial Statements
ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40).	We early adopted on January 1, 2021.	This standard is effective for annual periods beginning after December 15, 2023, including interim periods therein, with early adoption permitted. The adoption of the new standard did not have a material impact on our consolidated financial statement amounts.
ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This standard requires that an acquirer recognize, and measure contract assets and liabilities acquired in a business combination in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2021-08.	We early adopted on October 15, 2021 on a prospective basis.	This standard is effective for annual periods beginning after December 15, 2022, including interim periods therein, with early adoption permitted. We applied the guidance to the VIH Business Combination as it relates to the measurement of deferred revenue at the acquisition date.
Recently Issued Accounting Pronouncements Not Yet Adopted
We do not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
3.Revenue from Contracts with Customers
Disaggregation of Revenue
We disaggregate revenue by service type and by platform as follows (in thousands):

	Successor		Predecessor
Service Type	Year ended December 31, 2022	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021
Transaction revenue, net(a)	$27,884	$5,724	$10,637
Subscription and service revenue	26,683	5,757	17,319
Total revenue	$54,567	$11,481	$27,956

(a)Amounts are net of incentives, rebates and liquidity payments, reductions related to the Contribution Agreement and consideration payable to certain customers of $0.6 million for the year ended December 31, 2022, and less than $0.1 million and $2.1 million for the periods from October 15, 2021 through December 31, 2021 and from January 1, 2021 through October 14, 2021, respectively. Included in these amounts are amounts earned from related parties of less than $0.1 million for the year ended December 31, 2022, and less than $0.1 million and $0.3 million for the periods from October 15, 2021 through December 31, 2021 and from January 1, 2021 through October 14, 2021, respectively.

	Successor		Predecessor
Platform	Year ended December 31, 2022	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021
Loyalty redemption platform	54,479	11,315	29,179
Crypto services(b)	88	166	(1,223)
Total revenue	$54,567	$11,481	$27,956
(b)Amounts are net of incentives, rebates and liquidity payments, reductions related to the Contribution Agreement and consideration payable to certain customers of $0.6 million for the year ended December 31, 2022, and less than $0.1 million and $2.1 million for the periods from October 15, 2021 through December 31, 2021 and from January 1, 2021 through October 14, 2021, respectively. Included in these amounts are amounts earned from related parties of less than $0.1 million for the year ended December 31, 2022, and less than $0.1 million and $0.3 million for the periods from October 15, 2021 through December 31, 2021 and from January 1, 2021 through October 14, 2021, respectively.
We recognized revenue from foreign jurisdictions of $3.8 million for the year ended December 31, 2022, and $0.8 million and $2.6 million for the periods from October 15, 2021 through December 31, 2021 and from January 1, 2021 through October 14, 2021, respectively.
We have one reportable segment. See Note 2 for additional information.
Deferred Revenue
Contract liabilities consist of deferred revenues for amounts invoiced prior to us meeting the criteria for revenue recognition. We invoice customers for service fees at the time the service is performed, and such fees are recognized as revenue over time as we satisfy its performance obligation. Contract liabilities are classified as “Deferred revenue, current” and “Deferred revenue, noncurrent” in our consolidated balance sheets. The activity in deferred revenue for the year ended December 31, 2022 and for the periods from October 15, 2021 through December 31, 2021 and January 1, 2021 through October 14, 2021 was as follows (in thousands):

	Successor		Predecessor
	Year ended December 31, 2022	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021
Beginning of the period contract liability	$9,448	$9,423	$8,385
Revenue recognized from contract liabilities included in the beginning balance	(4,739)	(1,350)	(3,524)
Increases due to cash received, net of amounts recognized in revenue during the period	2,375	1,375	4,562
End of the period contract liability	$7,084	$9,448	$9,423

Remaining Performance Obligations
As of December 31, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations related to partially completed contracts was $27.5 million, comprised of $20.4 million of subscription fees and $7.1 million of service fees that are deferred. We will recognize our subscription fees as revenue over a weighted-average period of 35 months (ranges from 2 months – 45 months) and our service fees as revenue over approximately 17 months.
As of December 31, 2021, the aggregate amount of the transaction price allocated to the remaining performance obligations related to partially completed contracts is $26.0 million, comprised of $16.6 million of subscription fees and $9.4 million of service fees that are deferred. We will recognize our subscription fees as revenue over a weighted-average period of 50 months (ranges from 10 months – 57 months) and our service fees as revenue over approximately 36 months.
Contract Costs
For the year ended December 31, 2022, we did not incur any incremental costs to obtain and/or fulfill contracts with customers. For the periods from October 15, 2021 through December 31, 2021 and January 1, 2021 through October 14, 2021, we incurred $0.1 million and $0.7 million in incremental costs to obtain and/or costs to fulfill contracts with customers, respectively.
4.Business Combinations and Asset Acquisition
VIH Business Combination
The VIH Business Combination was completed on October 15, 2021. The VIH Business Combination was accounted for as a business combination under ASC 805. Opco constitutes a business, with inputs, processes, and outputs. Accordingly, the acquisition of Opco constitutes the acquisition of a business for purposes of ASC 805, and due to the change in control, has been accounted for using the acquisition method with the Company as the accounting acquirer and Opco as the accounting acquiree. We are the accounting acquirer based on an evaluation of the following factors:
•We are the sole managing member of Opco, the managing member has full and complete charge of all affairs of Opco and the existing non-managing member equity holders of Opco do not have substantive participating or kick out rights;
•The Sponsor and Opco jointly designated six of the initial eight members of the Board; and
•Equity Holders do not hold a controlling interest in the Company or Opco due to (1) the limitation imposed by the Voting Agreement entered into between the Company and ICE at Closing on ICE and its affiliates’ voting power to 30% of the total voting power of all shares of our Class A common stock, par value $0.0001 per share (“Class A common stock”), and our Class V common stock, par value $0.0001 per share (“Class V common stock” and, together with the Class A common stock, the “Common Stock”) that are issued and outstanding and entitled to vote as of the relevant record date so long as it owns shares of Common Stock representing more than 50% of the total voting power of the Company, and (2) ICE and its affiliates do not unilaterally control the Board, as only one out of the eight members of the Board is affiliated with ICE, and the majority of the Board are independent directors not affiliated with ICE.
These factors support the conclusion that the Company acquired a controlling interest in Opco and is the accounting acquirer. We are the primary beneficiary of Opco, which is a variable interest entity, since we have the power to direct the activities of Opco that most significantly impact Opco’s economic performance through our role as the managing member, and our ownership of Opco, which results in the right (and obligation) to receive benefits (and absorb losses) of Opco that could potentially be significant to us. Therefore, the VIH Business Combination constituted a change in control and was accounted for using the acquisition method. Under the acquisition method, as the accounting acquirer, VIH’s net assets and stockholders equity retain their carrying values. The estimated fair value of the purchase price is allocated to the assets acquired and the liabilities assumed from Opco based on their estimated acquisition-date fair values. Opening successor cash and equity represent the carrying value of the accounting acquirer’s cash and equity and are not comparable to the predecessor cash and equity of Opco.
Included in the opening cash balance as of October 15, 2021 was $207.4 million from the proceeds of the sale of the units in VIH’s Initial Public Offering and the sale of the private placement warrants, net of transaction costs, that was previously held in the Trust Account. The cash proceeds from the Trust Account were used for transaction expenses, deferred underwriting commission, redemption of shares as described below, and the operating activities of the Company following the VIH Business Combination.
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
We incurred $1.6 million of expenses directly related to the VIH Business Combination from October 15, 2021 through December 31, 2021, which are reflected as “Acquisition-related expenses” in the consolidated statements of operations. Opco incurred $24.8 million of expenses directly related to the VIH Business Combination from January 1, 2021 through October 14, 2021, which are reflected as “Acquisition-related expenses” in the consolidated statements of operations, including a $12.1 million success fee for an investment bank advising Opco. At Closing, we paid $7.3 million of deferred underwriting costs related to VIH’s initial public offering and $13.0 million of fees related to the $325.0 million in proceeds from the investors purchasing an aggregate of 32,500,000 shares of Class A common stock in connection with the VIH Business Combination (the “PIPE Investment”). The cash inflow from the PIPE Investment is presented net of issuance costs within the financing section of the statement of cash flows. The fees associated with the PIPE were treated as a reduction of equity. Additionally, at Closing, we paid $0.9 million as a prepayment on Directors and Officers (“D&O”) insurance which is included in “Other current assets” in the balance sheets.
Additionally, all outstanding membership interests and rights to acquire membership interests in Opco were exchanged for an aggregate of 208,200,000 Opco common units and an equal number of newly issued shares of our Class V common stock, par value $0.0001 per share (“Class V common stock”), which are non-economic, voting shares of the Company, of which 207,406,648 were outstanding and 793,352 reserved for issuance upon the exercise of a warrant agreement. Opco Equity Holders (as defined below) converted 400,000,000 Opco Class A voting units, 192,453,454 Opco Class B voting units, and 270,270,270 Opco Class C voting units to 189,933,286 shares of Class V common stock on a pro rata basis. Opco Class C warrants were exchanged for the 793,352 shares of Class V common stock referenced above. Opco incentive units were exchanged for 17,473,362 shares of Class V common stock.
Each Opco common unit, when coupled with one share of our Class V common stock is referred to as a “Paired Interest.” Paired Interests may be exchanged for one share of our Class A common stock or a cash amount in accordance with the Third Amended and Restated Limited Liability Company Agreement of Opco and the Exchange Agreement, dated as of October 15, 2021, as amended on May 15, 2022, between the Company and certain holders of Opco common units (the “Exchange Agreement”). Following the Closing, the Company owned approximately 20.3% of the Opco common units, with the remaining Opco common units being owned by the equity owners of Opco prior to the VIH Business Combination (the “Opco Equity Holders”).

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
(2)Represents the cash paid to certain Opco Equity Holders in exchange for the redemption of 40% of the first one-third of their Opco common incentive units and preferred incentive units which vested at the effective time of the VIH Business Combination (see Note 11).
(3)Represents Opco’s liability to pay transaction costs as of the VIH Business Combination date, which was settled with cash received from the VIH Business Combination.
We recorded the allocation of the purchase price to Opco’s assets acquired and liabilities assumed based on their fair values as of October 15, 2021. The purchase price allocation is as follows (in thousands):

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
Apex Crypto
On November 2, 2022, we entered into a definitive agreement with Apex Fintech Solutions, Inc. (“AFS”) pursuant to which we agreed to acquire all of the membership interests of Apex Crypto, LLC (“Apex”), a financial technology company with an integrated crypto trading platform, for consideration consisting of an initial purchase price of $55.0 million in cash, up to $45.0 million in shares of our Class A common stock that may be earned if Apex achieves certain profitability growth targets for the fourth quarter of 2022, and up to an additional $100.0 million in shares of our Class A common stock depending on Apex’s achievement of certain financial targets through 2025. Subsequent to December 31, 2022, we determined the actual achievement of the Q4 2022 profitability growth target would result in approximately $9.0 million Class A common stock being issued when the transaction closes. The transaction, which is subject to regulatory approvals, is expected to close in the first half of 2023. Under the terms of the transaction, Bakkt and AFS will, among other things, enter into a commercial agreement that memorializes the continued relationship and provision of Bakkt crypto solutions to AFS’s customers.
Bumped Acquisition
On February 8, 2023, we acquired 100% of the units of Bumped Financial, LLC (“Bumped”), a broker-dealer registered with the SEC and the Financial Industry Regulatory Authority, Inc. (“FINRA”), for cash consideration of $575,000. This acquisition required Bumped to file a Continuing Membership Application (“CMA”) with FINRA, and FINRA is currently reviewing the CMA to ensure that Bumped will continue to meet its regulatory obligations if the filing is approved.

5.Goodwill and Intangible Assets, Net
Changes in goodwill consisted of the following (in thousands):

Successor
Balance as of December 31, 2021	1,527,118
Foreign currency translation	(2)
Impairment	(1,511,264)
Balance as of December 31, 2022	$15,852
We commenced our annual strategic planning process in the third quarter of 2022, which included updating expected cryptoasset product activations in light of the cryptoasset market volatility and elongation of decision timeframes for activations of cryptoasset strategy by our clients. We assessed the changes in circumstances that occurred during the period ended September 30, 2022 to determine if it was more likely than not that the fair values of any indefinite-lived intangible assets, long-lived assets or goodwill were below their carrying amounts. Several determinative factors, including the elongated timing for expected cryptoasset product activations and the sustained decline in our market capitalization, led us to conclude that it was more likely than not that the fair value of our equity was lower than book basis as of September 30, 2022, and our indefinite-lived intangible assets, long-lived assets and goodwill should be evaluated for impairment as of September 30, 2022. We then performed quantitative impairment tests of the indefinite-lived intangible assets, long-lived assets, and goodwill.
After assessing the totality of circumstances and giving effect to the indefinite-lived intangible asset impairment described below, we concluded that the carrying value of our reporting unit exceeded its fair value and recorded a goodwill impairment of $1,389.9 million.
During the fourth quarter of 2022 a number of high-profile bankruptcies among cryptoasset companies exacerbated the volatility in the market for our services we observed in earlier in the year. This created a further depression of our stock price and created additional uncertainty about our ability to achieve the growth we expected when the impairment test as of September 30, 2022 was performed. Accordingly, we concluded our indefnite-lived intangible assets, long-lived assets and goodwill should be quantitatively tested for impairment as of December 31, 2022.
We concluded the carrying value of the reporting unit exceeded its fair value and recorded an incremental goodwill impairment of $121.4 million.
Our goodwill impairment analyses involved the use of a market approach and an income approach, with equal weighting given to both approaches. The market approach valuation was derived from metrics of publicly traded companies, which are Level 2 inputs. A significant judgment in using the market approach includes the selection of comparable businesses with consideration of risk profiles, size, geography, and business operations. Significant assumptions used in the income approach include growth (revenue, earnings before interest, taxes, depreciation, and amortization (EBITDA) and earnings before interest and taxes (EBIT) margin, and terminal value) and discount rates. We used historical performance and management estimates of future performance to estimate margins and revenue growth rates. Our growth rates and margins are impacted significantly by our ability to grow loyalty redemption transactions, cryptoasset trading volumes and subscription services. The income approach utilizes our projected cash flow estimates to determine fair value, which are unobservable, Level 3 inputs. Unobservable inputs are used to measure fair value to the extent that relevant observable inputs are not available. We developed our estimates using the best information available at the time and in consultation with third party valuation specialists. We used discount rates that are commensurate with the risks and uncertainty inherent in our business. Assumptions used, such as forecasted growth rates, capital expenditures, and our cost of capital, are consistent with our internal projections and operating plans. Changes in our estimates or any of our other assumptions used in our analysis could result in a different conclusion. Further declines in our market capitalization or the failure to execute on business objectives could result in future goodwill or intangible asset impairments.

For the impairment analysis conducted as of September 30, 2022 we also concluded that the fair value of our licenses and trademark/trade name indefinite-lived intangible assets fell below their carrying values and recorded impairments of $131.3 million and $26.5 million, respectively.
For the impairment analysis conducted as of December 31, 2022 we also concluded that the fair value of our licenses, trademark/trade name indefinite lived intangible assets and the technology finite lived intangible asset associated with our mobile app fell below their carrying values and recorded impairments of $110.0 million, $5.0 million, and $38.0 million, respectively.
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
The discount rate used in the valuations described above was 15.5%, which was 400 basis points higher than the discount rate assumed in the valuation of these intangibles for the VIH Business Combination. The higher discount rate reflects the higher risk-free rate and beta observed as of September 30, 2022 and December 31, 2022 as compared to the October 15, 2021 VIH Business Combination valuation date.
Our goodwill was impacted by foreign currency translation of less than $0.1 million during the year ended December 31, 2022 and the periods from October 15, 2021 through December 31, 2021 and January 1, 2021 through October 14, 2021, respectively.
Intangible assets consisted of the following (in thousands):

	Successor
	December 31, 2022
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Licenses	Indefinite	$241,320	$—	$(241,320)	$—
Trademarks / trade names	Indefinite	39,470	—	(31,470)	8,000
Technology	4.2	67,310	(19,605)	(38,035)	9,670
Customer relationships	8	44,970	(6,807)	—	38,163
Total		$393,070	$(26,412)	$(310,825)	$55,833

	Successor
	December 31, 2021
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Licenses	Indefinite	$241,320	$—	$—	$241,320
Trademarks / trade names	Indefinite	39,470	—	—	39,470
Technology	4.2	67,310	(3,415)	—	63,895
Customer relationships	8	44,970	(1,186)	—	43,784
Total		$393,070	$(4,601)	$—	$388,469

Amortization of intangible assets for the year ended December 31, 2022 was $21.8 million and is included in “Depreciation and amortization” in the consolidated statements of operations. Amortization of intangible assets for the periods from October 15, 2021 through December 31, 2021 and January 1, 2021 through October 14, 2021 was $4.6 million and $5.1 million, respectively, and is included in “Depreciation and amortization” in the consolidated statements of operations.
Estimated future amortization for definite-lived intangible assets as of December 31, 2022 was as follows (in thousands):

Years ending December 31:
2023	$8,173
2024	8,196
2025	8,173
2026	7,628
2027	5,621
Thereafter	10,042
Total	$47,833
6.Consolidated Balance Sheet Components
Accounts Receivable, Net
Accounts receivable, net consisted of the following (in thousands):

	As of
	December 31, 2022	December 31, 2021
Trade accounts receivable	$16,284	$11,404
Unbilled receivables	6,445	5,448
Other receivables	2,787	1,500
Total accounts receivable	25,516	18,352
Less: Allowance for doubtful accounts	(210)	(210)
Total	$25,306	$18,142
Property, Equipment and Software, Net
Property, equipment and software, net consisted of the following (in thousands):

	As of
	December 31, 2022	December 31, 2021
Internal-use software	$4,383	$3,550
Purchased software	99	17
Office furniture and equipment	2,303	19
Other computer and network equipment	4,732	2,991
Leasehold improvements	10,102	277
Property, equipment and software, gross	21,619	6,854
Less: Accumulated amortization and depreciation.	(1,875)	(733)
Total	$19,744	$6,121

For the year ended December 31, 2022, and for the periods from October 15, 2021 through December 31, 2021 and January 1, 2021 through October 14, 2021, depreciation and amortization expense related to property, equipment and software amounted to $3.5 million, $0.8 million and $4.4 million, respectively, of which $1.7 million, $0.4 million and $3.6 million, respectively, related to amortization expense of capitalized internal-use software placed in service.
The Company conducted a quantitative impairment test of long-lived assets as of December 31, 2022 and concluded internal use software associated with the mobile app was fully impaired. An impairment charge of $8.7 million was recognized in “Impairment of long-lived assets” in the consolidated statements of operations. Significant judgments in this analysis include the division of long-lived assets into asset groups and cashflow assumptions that are consistent with the inputs used in the income approach for the goodwill impairment analysis.
We entered into a software license agreement that required a minimum usage fee of $0.7 million annually for the contract term. The license was capitalized at the present value of minimum license payments over the contract term. We recognized a corresponding liability for the license payments. The software license was being amortized over the contract term. During the period from October 15, 2021 through December 31, 2021, we terminated the software license agreement. As a result of the termination, we recorded an impairment charge of $1.2 million for the impairment of the related asset to a fair value of $0 and income of $1.3 million for the extinguishment of the related liability based on Level 3 inputs. The impairment charge and income are reflected as “Impairment of long-lived assets” and “Other income (expense), net”, respectively.
Deposits with Clearinghouse
Deposits with clearinghouse, noncurrent, consisted of the default resource contribution as described in Note 8. The default resource contribution amounted to $15.2 million and $15.2 million as of December 31, 2022 and 2021, respectively.
On January 19, 2021, ICUS self-certified a rule change with the CFTC, reducing Bakkt Trust’s financial contribution to the ICUS guaranty fund to $15.2 million from $35.4 million. Following the two-week self-certification period, in which no comments were received from the CFTC, ICUS proceeded with the reduction. On February 3, 2021, ICUS returned $20.2 million to Bakkt Trust. The default resource contribution includes less than $0.1 million of cash margins held with ICUS.
Other Assets
Other assets consisted of the following (in thousands):

	As of
	December 31, 2022	December 31, 2021
Operating lease right-of-use assets	$19,632	$11,239
Other	2,826	2,640
Total	$22,458	$13,879

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	As of
	December 31, 2022	December 31, 2021
Accounts payable	$25,975	$10,646
Accrued expenses	15,537	20,130
Purchasing card payable	10,686	17,698
Salaries and benefits payable	13,926	13,349
Other	663	2,267
Total	$66,787	$64,090
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	As of
	December 31, 2022	December 31, 2021
Participation units liability, current	$275	$2,027
Current maturities of operating lease liability	3,014	615
Other	530	1,075
Total	$3,819	$3,717
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following (in thousands):

	As of
	December 31, 2022	December 31, 2021
Participation units liability, noncurrent	$—	$2,027
Operating lease liability, noncurrent	23,402	10,647
Total	$23,402	$12,674
7.Tax Receivable Agreement
On October 15, 2021, we entered into a Tax Receivable Agreement (“TRA”) with certain Opco Equity Holders. Pursuant to the TRA, among other things, holders of Opco common units may, subject to certain conditions, from and after April 16, 2022, exchange such Paired Interests for Class A common stock on a one-for-one basis, subject to the terms of the Exchange Agreement, including our right to elect to deliver cash in lieu of Class A common stock and, in certain cases, adjustments as set forth therein. Opco will have in effect an election under Section 754 of the Internal Revenue Code for each taxable year in which an exchange of Opco common units for Class A common stock (or cash) occurs.
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

The TRA provides for the payment by us to exchanging holders of Opco common units of 85% of certain net income tax benefits, if any, that we realize (or in certain cases is deemed to realize) as a result of these increases in tax basis related to entering into the TRA, including tax benefits attributable to payments under the TRA. This payment obligation is an obligation of the Company and not of Opco. For purposes of the TRA, the cash tax savings in income tax will be computed by comparing our actual income tax liability (calculated with certain assumptions) to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the assets of Opco as a result of Opco having an election in effect under Section 754 of the Code for each taxable year in which an exchange of Opco common units for Class A common stock occurs and had we not entered into the TRA. Such change will be calculated under the TRA without regard to any transfers of Opco common units or distributions with respect to such Opco common units before the exchange under the Exchange Agreement to which Section 743(b) or 734(b) of the Code applies. As of December 31, 2022, 22,475,871 Opco common units were exchanged for Class A common stock. Refer to Note 14 regarding the contingency related to the TRA.
8.Related Parties
ICE Management and Technical Support
In December 2018, we entered into an intercompany services agreement with ICE to provide management and technical support services. For the period January 1, 2021 through October 14, 2021, $1.5 million of expense was recorded in connection with this agreement and is reflected as “Related party expenses (affiliate in Predecessor period)” in the consolidated statements of operations. Prior to the VIH Business Combination, ICE also made various payroll distributions and payments to vendors on behalf of Opco and made unitary state income tax payments on behalf of DACC Technologies, Inc. and Digital Asset Custody Company, Inc. (collectively with DACC Technologies, Inc., “DACC”). We recorded no expense during the year ended December 31, 2022 under this agreement.
Upon consummation of the VIH Business Combination, we entered into a Transition Services Agreement (the “TSA”) with ICE, which superseded the intercompany services agreement pursuant to which ICE will provide insurance, digital warehouse, data center, technical support, and other transition-related services in exchange for quarterly service fees to be paid by us. We recognized $1.2 million and $0.6 million of expense related to the TSA for the year ended December 31, 2022 and the period from October 15, 2021 through December 31, 2021, respectively, which are reflected as “Related party expenses (affiliate in Predecessor period)” in the consolidated statements of operations and “Due to related party (affiliate in Predecessor period)” in the balance sheets.
Triparty Agreements
We recognized revenues related to the Triparty Agreement of less than $0.1 million, less than $0.1 million and $0.1 million for the year ended December 31, 2022 and the periods from October 15, 2021 through December 31, 2021 and January 1, 2021 through October 14, 2021, respectively, net of rebates and incentive payments (contra-revenue) of less than $0.1 million, less than $0.1 million and $0.2 million for the year ended December 31, 2022 and the periods from October 15, 2021 through December 31, 2021 and January 1, 2021 through October 14, 2021, respectively.
The Triparty Agreement also required Bakkt Trust to make, and, subject to certain limits, to replenish as needed a $35.4 million default resource contribution to ICUS, to be used by ICUS in accordance with the ICUS rules. As described in Note 6, the contribution requirement was reduced to $15.0 million in 2021. The contribution is included in the “Deposits with clearinghouse” noncurrent balance. Interest earned on the contribution, net of certain fees and costs, is paid to Bakkt Trust from ICUS. We did not earn any interest for year ended December 31, 2022 or the periods from October 15, 2021 through December 31, 2021 and January 1, 2021 through October 14, 2021.
Prior to the VIH Business Combination, we also recognized a capital contribution for the cost of the trading and clearing services provided by IFUS and ICUS pursuant to the Contribution Agreement, which reduced revenue attributable to the Triparty Agreement by $0.2 million for the period from January 1, 2021 through October 14, 2021 (Note 10). We did not recognize a material reduction in revenue related to this capital contribution for the year ended December 31, 2022 or the period from October 15, 2021 through December 31, 2021.
Pursuant to a separate triparty agreement among ICE Futures Singapore (“IFS”), ICE Clear Singapore (“ICS”) and Opco, IFS and ICS provide trade execution and clearing services to customers that trade the cash-settled futures. To date, the cash settled contracts have not resulted in material net revenues payable to Opco. We expect the cash-settled futures contracts to be discontinued in the first quarter of 2023 and do not expect this to have a material impact on our business.
As of December 31, 2022 and 2021, we had $1.2 million and $0.6 million, respectively, reflected as “Due to related party (affiliate in Predecessor period)” in the consolidated balance sheets related to the intercompany services agreement and Triparty Agreement. As of December 31, 2022, we did not have any amounts recorded within “Accounts receivable, net” in the consolidated balance sheets related to the intercompany services agreement and Triparty Agreement. As of December 31, 2021, we had $0.1 million recorded within “Accounts receivable, net” in the consolidated balance sheets related to the intercompany services agreement and Triparty Agreement.
Other Contractual Relationships with ICE
Prior to the withdrawal of Bakkt Clearing’s ICUS membership on May 20, 2020, Bakkt Clearing was required to hold shares of ICE stock for ICUS membership privileges. These shares were carried at cost basis and evaluated periodically for impairment. In connection with the withdrawal of Bakkt Clearing’s ICUS membership, these shares were remeasured at fair value, with unrealized gains and losses being reflected as “Other income (expense), net” in the consolidated statements of operations. In June 2021, Bakkt Clearing sold all of its shares of ICE stock. For the period from January 1, 2021 through October 14, 2021, we recorded a realized loss on the sale of shares of affiliate stock of $0.1 million.
9.Warrants
As of December 31, 2022 and December 31, 2021, there were 7,140,808 and 7,141,035 public warrants outstanding, respectively. There were no private placement warrants outstanding at either year end. Public warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of a public warrant. Each warrant entitles its holders to purchase one share of Class A common stock at an exercise price of $11.50 per share. The public warrants and private placement warrants became exercisable on November 15, 2021. The public warrants will expire on October 15, 2026, or earlier upon redemption or liquidation. We may redeem the outstanding warrants when various conditions are met, such as specific stock prices, as detailed in the specific warrant agreements. The warrants are recorded as a liability and reflected as “Warrant liability” in the balance sheets.
During the year ended December 31, 2022, we issued 221 shares of Class A common stock in exchange for the exercise of 221 public warrants. We received less than $0.1 million in proceeds from the exercise of the public warrants. We recognized a gain from the change in fair value of the warrant liability during the year ended December 31, 2022 of $16.6 million, which is reflected in “Gain (loss) from change in fair value of warrant liability” in the consolidated statements of operations.
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

10.Stockholders’ Equity
Preferred Stock
We are authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The holders of a series of preferred stock shall be entitled only to such voting rights as shall expressly be granted thereto by the Certificate of Incorporation (including any certificate of designation relating to such series of preferred stock). As of December 31, 2022, no shares of preferred stock have been issued.
Common Stock
Class A Common Stock
We are authorized to issue 750,000,000 shares with a par value of $0.0001 per share. Each holder of record of Class A common stock is entitled to one vote for each share of Class A common stock held on all matters on which stockholders generally or holders of Class A common stock as a separate class are entitled to vote, including the election or removal of directors (whether voting separately as a class or together with one or more classes of our capital stock). As of December 31, 2022 and December 31, 2021, there were 80,926,843 and 57,164,388 shares of Class A common stock issued and outstanding, respectively.
Dividends
Subject to preferences that may be applicable to any outstanding preferred stock, the holders of shares of Class A common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by our Board out of funds legally available therefor. As of December 31, 2022, no dividends have been declared.
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
Class V Common Stock
We are authorized to issue 250,000,000 shares with par value $0.0001 per share. These shares have no economic value but entitle the holder to one vote per share. Each Opco common unit, when coupled with one share of our Class V common stock is referred to as a “Paired Interest.” Paired Interests may be exchanged for one share of our Class A common stock or a cash amount in accordance with the Third Amended and Restated Limited Liability Company Agreement of Opco and the Amended and Restated Exchange Agreement. Holders of Paired Interests became eligible on April 16, 2022 under the Exchange Agreement, dated October 15, 2021, to exchange their Paired Interests for Class A common stock, or, at our election, cash in lieu thereof. Since the expiration of the six-month lock-up period on April 16, 2022, holders of Paired Interests exchanged an aggregate of 22.5 million Paired Interests for shares of our Class A common stock, and the Company did not elect to settle any such exchanges in cash. As of December 31, 2022 and December 31, 2021, there were 183,482,777 and 206,271,792 shares of Class V common stock issued and outstanding, respectively.
Dividends
Dividends shall not be declared or paid on the Class V common stock.

Liquidation
In the event of any voluntary or involuntary liquidation, dissolution or winding up of our affairs, the holders of Class V common stock shall not be entitled to receive any of our assets.
Restrictions
In the event that any outstanding share of Class V common stock ceases to be held directly or indirectly by a holder of Opco common units, such share will automatically be transferred to us and cancelled for no consideration. We will not issue additional shares of Class V common stock, other than in connection with the valid issuance or transfer of Opco common units in accordance with Opco’s Third Amended and Restated Limited Liability Company Agreement (the “LLC Agreement”).
Noncontrolling Interest
The following table summarizes the ownership interests in Bakkt Opco Holdings, LLC as of December 31, 2022 and December 31, 2021.

	December 31, 2022		December 31, 2021
	Opco Common Units	Ownership %	Opco Common Units	Ownership %
Opco Common Units held by Bakkt Holdings, Inc.	80,926,843	31%	57,164,388	22%
Opco Common Units held by noncontrolling interest holders	183,482,777	69%	206,271,792	78%
Total Opco Common Units outstanding	264,409,620	100%	263,436,180	100%
The weighted average ownership percentages for the applicable reporting periods are used to attribute net loss and other comprehensive loss to Bakkt Holdings, Inc. and the noncontrolling interest holders. The noncontrolling interest holders’ weighted average ownership percentage for the year ended December 31, 2022 and the period from October 15, 2021 through December 31, 2021 was 72.6% and 78.9%, respectively.
Members’ Equity
Prior to the VIH Business Combination, Opco had three classes of voting units – Class A, Class B and Class C voting units – and incentive units granted under the Opco Incentive Equity Plan (the “Opco Plan”). See Note 11 for further information.
In December 2018, pursuant to the contribution agreement between Opco and ICE in connection with ICE’s formation of Opco (the “Contribution Agreement”), ICE committed to contribute developed assets and licenses in exchange for 400,000,000 Class A voting units. The primary value contributed by ICE was the access to the trading and clearing services to be provided for the duration of the Triparty Agreement. Prior to 2020, ICE had contributed developed technology assets of $1.7 million, which is included in “Property, equipment and software, net” (see Note 6). The contribution from ICE and associated increase in “Members’ equity” for the Class A voting units issued was recognized over time as the services were provided. During the period from January 1, 2021 through October 14, 2021, ICE contributed $0.2 million of exchange and clearing license value based on costs incurred by IFUS and ICUS for executing and clearing bitcoin futures under the Triparty Agreement. This is shown as a reduction to “Net revenues” in the consolidated statements of operations and an increase to “Members’ equity” in the balance sheets. The reduction to revenue for the year ended December 31, 2022 and the period from October 15, 2021 through December 31, 2021 was immaterial.
Each Class B voting unit was convertible at the option of the voting unit holder any time into Class A voting units using a defined conversion price formula. All Class B voting units were to convert automatically to Class A voting units in the event of an initial public offering.

In connection with the VIH Business Combination (Note 4), the Opco equity holders converted 400,000,000 Opco Class A voting units, 192,453,454 Opco Class B voting units, and 270,270,270 Opco Class C voting units to 189,933,286 shares of Class V common stock on a pro rata basis. Additionally, we issued 17,473,362 shares of Class V common stock related to the outstanding Opco incentive units.
Issuance of Class B Warrant
On February 19, 2020, Opco issued a warrant to a strategic partner to purchase 15,000,000 of Opco’s Class B voting units (“Class B Warrant”), at an exercise price of $1.00 per unit, exercisable upon issuance, that expired 3 years from issuance.
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
Since the strategic partner was also a customer of the Company, the issuance of the warrant was determined to be consideration payable to a customer and was recognized as a unit-based sales incentive at fair value on the warrant’s issuance date of $5.4 million, with a corresponding asset recognized and amortized over the term of the customer contract as a reduction to revenue. In October 2021, we updated our assessment of future revenue from its relationship with the strategic partner and determined that the carrying value of the customer consideration asset exceeded the revenue less cost to provide service expected to be recognized from this relationship. As a result, we recorded an impairment charge of $3.6 million to measure the fair value of the customer consideration asset at $0 based on Level 3 inputs. The impairment charge is reflected as “Impairment of long-lived assets”. Accordingly, Successor period transaction fees no longer reflect a reduction for the recognition of the customer consideration asset.
Issuance of Class C Warrant
In May, 2020, Opco issued a warrant to a minority investor to purchase 3,603,600 of Opco’s Class C voting units (“Class C Warrant”), at an exercise price of $1.11 per unit. The warrant vests upon the fulfillment of certain service conditions, with an expiration date of September 23, 2024. The fair value of the warrant on the grant date was estimated to be $1.6 million.

In August 2021, Opco amended the Class C Warrant to change the service conditions for 781,515 warrant units. The service conditions for the remaining 2,822,085 units were unchanged.
Opco accounted for the amendment as a modification and remeasured the fair value of the modified warrant units on the modification date using the Black-Scholes model. The fair value of the modified warrant units on modification date was estimated to be $1.0 million. The key inputs used in the valuation were as follows:

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
In connection with the VIH Business Combination, the modified warrant units automatically converted into the right to purchase 793,352 Paired Interests in Opco at an exercise price of $1.11 per Paired Interest. As of December 31, 2022 and December 31, 2021, 172,055 modified warrant units have vested but have not been exercised, and the remaining 621,297 warrant units have not vested or been exercised. We recorded $1.0 million of expense during the period from January 1, 2021 through October 14, 2021 upon the vesting of the modified warrant units which is reflected in “Selling, general and administrative” in the consolidated statements of operations. No expenses were recorded in the year ended December 31, 2022 or the period from October 15, 2021 through December 31, 2021 since the service conditions were not probable of being met in those periods.
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
Share-Based Compensation Expense
During the year ended December 31, 2022, we granted 10,251,747 RSUs and 5,116,984 PSUs, which represents 100% of the target award, to employees and directors. We recorded $31.6 million and $1.0 million of share-based compensation expense for the year ended December 31, 2022 and for the period from October 15, 2021 through December 31, 2021, respectively, which is included in “Compensation and benefits” in the consolidated statements of operations. We recorded $23.9 million and $1.0 million of share-based compensation expense related to RSUs for the year ended December 31, 2022 and for the period from October 15, 2021 through December 31, 2021, respectively. We recorded $7.7 million of share-based compensation expense related to PSUs for the year ended December 31, 2022. We did not record any share-based compensation expense related to PSUs for the period from October 15, 2021 through December 31, 2021.

Unrecognized compensation expense as of December 31, 2022 was $29.9 million for the RSUs and PSUs. The unrecognized compensation expense will be recognized over a weighted-average period of 2.05 years.
RSU and PSU Activity
The following table summarizes RSU and PSU activity under the 2021 Incentive Plan for the year ended December 31, 2022 and the period October 15, 2021 through December 31, 2021 (in thousands, except per unit data):

Successor
RSUs and PSUs	Number of Shares	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of October 15, 2021	—
Granted	2,142		$9.18	$19,669
Forfeited	—
Vested	—
Outstanding as of December 31, 2021	2,142	1.51	$9.18
Granted	15,369		$3.94	$60,583
Forfeited	(1,885)
Vested	(1,844)
Outstanding as of December 31, 2022	13,782	2.05	$4.05
During the year ended December 31, 2022, we recorded $2.0 million of share-based compensation expense related to the accelerated vesting for certain employees that were terminated. We also recorded reversal of share-based compensation expense of $1.9 million during the year ended December 31, 2022 for pre-vesting forfeitures of RSUs, a portion of which is described below.
During the fourth quarter of 2022, the Company announced a restructuring plan to further focus the business. This restructuring plan included a reduction in workforce, impacting 22 employees that had outstanding RSUs. We modified the terms of the awards with these employees waiving the continued service requirement for the first tranche of outstanding RSUs if those awards would vest during the 60 days following their separation date. Any awards vesting after the 60 days would be forfeit, consistent with the terms of the 2021 Incentive Plan. We accounted for the modification of these awards as a new grant, including determining the grant date fair value on the date of the modification. The modified grant date fair value, combined with the forfeitures of the awards, resulted in a reversal of $1.0 million of previously recognized share-based compensation expense.
The fair value of the RSUs and PSUs used in determining share-based compensation expense is based on the closing price of our common stock on the grant date.
PSUs provide an opportunity for the recipient to receive a number of shares of our common stock based on our performance during fiscal years 2022, 2023 and 2024, as measured against objective performance goals as determined by the Board. The actual number of units earned may range from 0% to 150% of the target number of units depending upon achievement of the performance goals. PSUs vest in three equal annual installments, subject to a catch-up provision based upon the achievement of the final annual target. Upon vesting, each performance stock unit equals one share of common stock of the Company. We accrue compensation expense for the PSUs based on our assessment of the probable outcome of the performance conditions.
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
The units are unvested on the grant date and are subject to the vesting terms in the award agreement. They do not receive distributions until such units are vested. The units vest subject to continuous employment through the vesting date (subject to limited exceptions), and the achievement of certain performance and market conditions. A portion of the units may be subject to vesting upon a liquidity event, initial public offering, or partial exit event, or to the extent any incentive units and participation units remain outstanding and unvested on the date that is the eight-year anniversary of the launch of one of Opco’s services in a production environment, which occurred on September 23, 2019, these remaining units will vest based on the calculated fair market value of Opco as of such date. The VIH Business Combination was an initial public offering vesting event contemplated in the Opco Plan.
On December 19, 2018, Opco and Bakkt Management, LLC (the “Management Vehicle”), a wholly-owned subsidiary of Opco, entered into the Back-to-Back Agreement. The Management Vehicle has no substantive operations, and its sole purpose is to own incentive units in Opco. Under the Back-to-Back Agreement, Opco granted incentive units to the Management Vehicle, which is a member of Opco, and the Management Vehicle issued economically identical membership interests in the Management Vehicle (“Management incentive units”) to employees. Any employees who receive Management incentive units have an ownership interest in the Management Vehicle, which corresponds to an indirect ownership interest in Opco. Beginning on the 4th anniversary of the date that an incentive unit vests and assuming that Opco had not consummated an IPO or Liquidity Event, the Management Vehicle had the right, but not the obligation, to require Opco to purchase all of the incentive units then held by the Management Vehicle, for a period of four years. As such, Opco classified the incentive units as “Mezzanine equity” on the balance sheet due to this put option which represented a redemption feature. Since the incentive units reached a vesting event due to the VIH Business Combination, the Management Vehicle no longer has the right to require Opco to purchase all of the incentive units held by the Management Vehicle. Accordingly, since the Closing Date, the Company classifies the incentive units as “Noncontrolling interest” in the consolidated balance sheets.
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

In anticipation of the VIH Business Combination, certain incentive unit awards granted under the Opco Plan in late 2020 were modified. The modification was approved in April 2021. The modification required Opco to redeem 40% of the first one-third of certain employee awards which were scheduled to vest upon consummation of the VIH Business Combination. Upon consummation of the VIH Business Combination, we paid $1.5 million to award holders for the redemption. This amount is included in the purchase consideration paid to Opco Equity Holders (Note 4). As this obligation was contingent upon consummation of the VIH Business Combination, Opco did not recognize any additional unit-based compensation expense as a result of the modification for the period from January 1, 2021 through October 14, 2021.
Upon consummation of the VIH Business Combination, the 76,475,000 outstanding preferred incentive units and 23,219,745 outstanding common incentive units were converted into 17,473,362 Successor common incentive units, and the 10,811,502 outstanding participation units were converted into 1,197,250 Successor participation units. Contemporaneously with the conversion, approximately one-third of the awards in the Opco Plan vested. In November 2021, we made total payments of $5.2 million to settle the vested participation units. These payments are included in “Other assets and liabilities” in the statements of cash flows. The second tranche vested on the one-year anniversary of the Closing Date and the third tranche will vest on the two-year anniversary of the Closing Date, although under the terms of the Opco Plan, employees who are terminated without cause after the Closing Date will vest in the unvested portion of their awards immediately upon their termination date.
Unit-Based Compensation Expense
Unit-based compensation expense for the year ended December 31, 2022 and the period from October 15, 2021 through December 31, 2021, was as follows (in thousands):

	Successor
Type of unit	Year Ended December 31, 2022	October 15, 2021 through December 31, 2021
Common incentive unit	$3,663	$42,376
Participation unit	(3,291)	2,516
Total	$372	$44,892
Unit-based compensation expense for the period from January 1, 2021 through October 14, 2021, was as follows (in thousands):

Predecessor
Type of unit	January 1, 2021 through October 14, 2021
Preferred incentive unit	$14,091
Common incentive unit	12,447
Participation unit	7,339
Total	$33,877
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

Included in the unit-based compensation expense for the period January 1, 2021 through October 14, 2021 is $30.6 million of accelerated expense related to the one-third of the incentive units and participation units in the Opco Plan which vested upon consummation of the VIH Business Combination.
Unrecognized compensation expense as of December 31, 2022 was $1.4 million for common incentive units. The unrecognized compensation expense will be recognized over a weighted-average period of 0.79 years. There was no unrecognized compensation expense for participation units as of December 31, 2022.
Unrecognized compensation expense as of December 31, 2021 was $5.7 million and $1.9 million for common incentive units and participation units, respectively. The unrecognized compensation expense will be recognized over a weighted-average period of 1.79 years.
Unit Activity
The following tables summarize common incentive unit activity under the Opco Plan for the year ended December 31, 2022 and the period October 15, 2021 through December 31, 2021 (in thousands, except per unit data):

Successor
Common Incentive Units	Number of Common Incentive Units	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of October 15, 2021	17,473	2.00	$6.30	$109,998
Granted	—
Forfeited	(1,134)
Exchanged	—
Outstanding as of December 31, 2021	16,339	1.79	$6.30	$133,240
Granted	—
Forfeited	(313)
Exchanged	(7,732)
Outstanding as of December 31, 2022	8,294	0.79	$6.30	$67,635
The following tables summarize preferred incentive unit and common incentive unit activity under the Opco Plan for the period from January 1, 2021 through October 14, 2021 (in thousands, except per unit data):

Predecessor
Preferred Incentive Units	Number of Preferred Incentive Units	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	76,475	6.75	$0.42	$88,711
Granted	—
Forfeited	—
Vested	—
Outstanding as of October 14, 2021	76,475	6.04	$0.42	$141,058

Predecessor
Common Incentive Units	Number of Common Incentive Units	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	26,833	6.75	$0.43	$25,760
Granted	—
Forfeited	(3,613)		$0.39
Vested	—
Outstanding as of October 14, 2021	23,220	6.04	$0.53	$25,605
There were no participation units granted during the year ended December 31, 2022 or the period from October 15, 2021 through December 31, 2021. There were less than 0.1 million participation units granted during the period from January 1, 2021 through October 14, 2021. The total number of participation units outstanding as of December 31, 2022 and December 31, 2021 were 0.2 million and 0.7 million, respectively. During the year ended December 31, 2022 we made cash payments of $0.5 million to settle vested participation units. During the period from October 15, 2021 through December 31, 2021 we made cash payments of $5.2 million to settle vested participation units. We did not make any cash payments to settle vested participation units during the period from January 1, 2021 through October 14, 2021. During the period from October 15, 2021 through December 31, 2021, we granted certain employees awards, which are payable over a two-year period in cash or shares of Class A common stock in an amount that will fluctuate based on the trading price of Class A common stock. We included these awards in the amounts above as they are subject to the same accounting as the participation units. The fair value of the participation units as of December 31, 2022 and December 31, 2021, was $0.3 million and $4.1 million, respectively. Participation units are settled in cash and the balance is recorded within other current liabilities and other noncurrent liabilities as described in Note 6.
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

The inputs used in the models to estimate the fair value of the common incentive units and participation units granted in 2021 are summarized as follows:

Successor
December 31, 2021
Dividend yield	—%
Risk-free interest rate	0.06% - 0.36%
Expected volatility	51.00% - 53.00%
Expected term (years)	0.50 - 2.00
Discount for lack of marketability	0.082
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
The following is a reconciliation of the denominators of the basic and diluted per share computations for net loss (in thousands, except share and per share data):

	Year ended December 31, 2022	October 15, 2021 through December 31, 2021
Net loss per share:
Numerator – basic and diluted:
Net loss	$(1,989,934)	$(164,827)
Less: Net loss attributable to noncontrolling interest	(1,411,829)	(120,832)
Net loss attributable to Bakkt Holdings, Inc. – basic	$(578,105)	$(43,995)
Net loss and tax effect attributable to noncontrolling interests	$—	$—
Net loss attributable to Bakkt Holdings, Inc. – diluted	$(578,105)	$(43,995)

Denominator – basic and diluted:
Weighted average shares outstanding – basic	71,167,992	54,018,064
Weighted average shares outstanding – diluted	71,167,992	54,018,064

Net loss per share – basic	$(8.12)	$(0.81)
Net loss per share – diluted	$(8.12)	$(0.81)
Potential common shares issuable to employees or directors upon exercise or conversion of shares under our share-based and unit-based compensation plans and upon exercise of warrants are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive.

The following table summarizes the total potential common shares excluded from diluted loss per common share as their effect would be anti-dilutive (in thousands):

	Year ended December 31, 2022	October 15, 2021 through December 31, 2021
RSUs	9,173	2,142
PSUs	4,609	—
Public warrants	7,141	7,141
Opco warrants	793	793
Opco unvested incentive units	2,242	4,831
Opco common units	181,241	201,440
Total	205,199	216,348
13.Capital Requirements
Bakkt Trust Company LLC is subject to certain regulatory capital requirements imposed by the New York State Department of Financial Services (“NYDFS”). These capital requirements require Bakkt Trust to maintain positive net worth at the greater of $15.0 million or the sum of the required percentage established for transmitted assets, cold wallet, and hot wallet custody assets. As of both December 31, 2022 and 2021, Bakkt Trust had determined that $16.5 million, should be set aside to satisfy these requirements, which is reflected as “Restricted cash” in the consolidated balance sheets.
Bakkt Clearing, LLC (“Bakkt Clearing”) was registered as a futures commission merchant (“FCM”) with the Commodity Futures Trading Commission (“CFTC”) and was a member of the National Futures Association (“NFA”). Bakkt Clearing was subject to CFTC Regulation 1.17, and the NFA capital requirements. Under these requirements, it was generally required to maintain “adjusted net capital” equivalent to the greater of $1.0 million or the sum of 8 percent of customer and noncustomer risk maintenance margin requirements on all positions, as defined. On May 20, 2022, we withdrew Bakkt Clearing’s registration in the CFTC and membership in the NFA, which was effective on June 20, 2022. Accordingly, as of December 31, 2022, Bakkt Clearing no longer was required to maintain capital under the rules described above.
Bakkt Marketplace, LLC is required to maintain tangible net worth of a minimum amount. This amount increased due to several states adopting the Model Money Transmission Modernization Act, which defined tangible net worth as the aggregate assets of a licensee excluding all intangible assets, less liabilities. In addition to the tangible net worth requirement, Bakkt Marketplace is also required to maintain tangible member's equity of a minimum amount, plus the amount of customer funds held in transit since it holds money transmitter licenses and has a virtual currency license (or “BitLicense”) from the NYDFS, which subjects it to NYDFS’ oversight with respect to business activities conducted in New York State and with New York residents. Tangible member's equity is member's equity minus intangible assets, and is equivalent to tangible net worth.Bakkt Marketplace is also required to maintain positive net worth equal to its wind-down costs, or expected costs associated with the orderly wind-down of the business. As of December 31, 2022 and December 31, 2021, wind-costs amounted to $7.1 million and $5.5 million, respectively.

As of December 31, 2022 and December 31, 2021, tangible net worth was $27.7 million and $11.0 million, respectively, which was in excess of wind-down costs, tangible net worth, and tangible member’s equity requirements.
The minimum capital requirements to which our subsidiaries are subject may restrict their ability to transfer cash. We may also be required to transfer cash to our subsidiaries for them to be able to continue to meet these minimum capital requirements.

14.Commitments and Contingencies
401(k) Plan
We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Both Company and employee contributions to the 401(k) plan are discretionary. For the year ended December 31, 2022, and the periods from October 15, 2021 through December 31, 2021 and January 1, 2021 through October 14, 2021, we recorded $3.2 million, $0.5 million and $1.6 million, respectively, of expenses related to the 401(k) plan, which is included in “Compensation and benefits” in the consolidated statements of operations
Tax Receivable Agreement
The Company is party to a TRA with certain Opco Equity Holders. As of December 31, 2022, the Company has not recorded a liability under the TRA related to the income tax benefits originating from the exchanges of Opco common units as it is not probable that the Company will realize such tax benefits. The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. Should the Company determine that the payment of the TRA liability becomes probable at a future date based on new information, any changes will be recorded on the Company's consolidated statement of operations and comprehensive loss at that time.

Litigation
As described above, in October 2021, we completed our VIH Business Combination with VPC Impact Acquisition Holdings (“VIH”), pursuant to which VIH changed its name to Bakkt Holdings, Inc. and the current directors and officers of the Company replaced the directors and officers in place prior to the VIH Business Combination. On April 21, 2022, a putative class action was filed against Bakkt Holdings, Inc. and certain of its directors and officers prior to the VIH Business Combination in the U.S. District Court for the Eastern District of New York on behalf of certain purchasers of securities of VIH and/or purchasers of Bakkt Class A common stock issued in connection with the VIH Business Combination. On August 3, 2022, the Court appointed lead plaintiffs and lead counsel and on October 18, 2022, lead plaintiffs filed an amended complaint (the "Amended Complaint"). The Amended Complaint alleged that VIH made false or misleading statements and omissions of material fact in the registration statement and prospectus/proxy statement filing in connection with the VIH Business Combination and in other SEC filings made by VIH, in violation of federal securities laws in connection with disclosures relating to certain of VIH’s financial statements, accounting, and internal controls and that, as a result, VIH securities traded at artificially inflated prices. Plaintiffs sought certification of a class of purchasers of (1) VIH/Bakkt’s publicly traded securities between March 31, 2021 and November 19, 2021, and/or (2) Bakkt’s publicly traded securities pursuant and/or traceable to the registration statement. The Amended Complaint sought damages, as well as fees and costs. The Amended Complaint named as defendants only one current director, and no current officers, of Bakkt. On March 14, 2023, the parties reached a settlement in principle, and expect to complete a stipulation of settlement on or before April 10, 2023. We expect the settlement will be covered by our insurance less our contractual retention. On February 20, 2023, a derivative action related to the foregoing class action was filed against Bakkt Holdings, Inc. and all of its directors in the U.S. District Court for the Eastern District of New York.
Other legal and regulatory proceedings have arisen and may arise in the ordinary course of business. However, we do not believe that the resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows. However, future results could be materially and adversely affected by new developments relating to the legal proceedings and claims.
Commercial Purchasing Card Facility
We, through our loyalty business, had a purchasing card facility with a bank that we utilized for redemption purchases made from vendors as part of our loyalty redemption platform. Expenditures made using the purchasing card facility were payable monthly, were not subject to formula-based restrictions and did not bear interest if amounts outstanding were paid when due and in full. Among other covenants, the purchasing card facility required us to maintain a month-end cash balance of $40.0 million. In January 2021, the purchasing card facility was extended to April 15, 2022 in order to facilitate a long-term agreement on more favorable terms to us. Bakkt Holdings, Inc. served as the guarantor on behalf of our subsidiary under the commercial purchasing card facility. In April 2022, we further extended the maturity date of the purchasing card facility to August 12, 2022, to transition over to the purchasing card facility with Bank of America described below. The maturity date of the purchasing card facility was further extended as of August 12, 2022 to January 13, 2023. During September 2022, we paid off the majority of the remaining balance of the purchasing card facility. The purchasing card facility was closed during October 2022.
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
Purchase Obligations
In December 2021, we entered into a four-year cloud computing arrangement which includes minimum contractual payments due to the third-party provider. As of December 31, 2022, our outstanding purchase obligations consist of the following future minimum commitments (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Purchase obligations	$2,250	$15,500	$—	$—	$17,750
15.Income Taxes
As a result of the VIH Business Combination, the Company acquired a controlling interest in Opco, which is treated as a partnership for U.S. federal income tax purposes, and in most applicable state and local income tax jurisdictions. As a partnership, Opco is not itself subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Opco is passed through to and included in the taxable income or loss of its partners, including the Company following the VIH Business Combination, on a pro rata basis. The Company's U.S. federal and state income tax expense primarily relates to the Company’s allocable share of any taxable income or loss of Opco following the VIH Business Combination. In addition, Opco’s wholly owned corporate subsidiaries that are consolidated for U.S. GAAP purposes but separately taxed for federal, state, and foreign income tax purposes as corporations are generating federal, state, and foreign income tax expense.

The domestic and foreign components of income (loss) before income taxes for the following periods were as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2022	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021
Domestic	$(2,001,449)	$(153,831)	$(142,376)
Foreign	195	755	2,555
Total loss before provision for income taxes	$(2,001,254)	$(153,076)	$(139,821)
Details of the income tax expense (benefit) are as follows (in thousands):

	Successor		Predecessor
	Year Ended December 31, 2022	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021
Current:
Foreign	$68	$5	$(763)
Federal	—	—	161
State	184	18	—
Total current income tax expense (benefit)	252	23	(602)
Deferred:
Foreign	—	—	—
Federal	(9,390)	10,004	—
State	(2,182)	1,724	—
Total deferred income tax expense (benefit)	(11,572)	11,728	—
Total income tax expense (benefit)	$(11,320)	$11,751	$(602)

	Successor		Predecessor
	Year Ended December 31, 2022	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021
Tax provision at federal statutory rate	$(420,304)	$(32,146)	$(29,363)
Increase (decrease) in income tax resulting from:
Tax on income not subject to entity level federal income tax	—	—	29,859
State income taxes, net of federal tax effect	(34,316)	1,741	—
Noncontrolling interest	296,122	25,375	—
Fair value of warrant liability	(3,494)	16,668	—
Changes in valuation allowance	145,701	(50)	(301)
Stock compensation	3,862	—	—
Other	1,109	163	(797)
Provision for (benefit from) income taxes	$(11,320)	$11,751	$(602)
Effective tax rate	0.66%	(7.68)%	0.43%
The effective tax rate differs from the federal statutory rate primarily due to the loss allocated to noncontrolling interest that is not taxed to the Company and changes to the Company’s valuation allowance. The effective tax rate was higher for the year ended December 31, 2022 compared to the period from October 15, 2021 through December 31, 2021 due to an increase in the Company’s valuation allowance.
For the period from January 1, 2021 through October 14, 2021, Opco and its subsidiaries were classified as partnerships or other pass through entities for U.S. federal income tax purposes.
The following summarizes the significant components of our deferred tax assets and liabilities (in thousands):

	Successor
	December 31, 2022	December 31, 2021
Deferred tax assets:
Investment in partnership	111,046	—
Net operating loss carryforwards	14,656	5,011
Deferred and share-based compensation	2,965	252
Other	52	51
Total deferred tax assets	128,719	5,314
Less: valuation allowance	(126,039)	(3,115)
Net deferred tax assets	2,680	2,199
Deferred tax liabilities:
Investment in partnership	$—	$11,507
Intercompany asset with Opco	2,680	2,285
Total deferred tax liabilities	2,680	13,792
Net deferred tax liabilities	$—	$(11,593)
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our realizability of our deferred tax assets, in each jurisdiction, is dependent upon the generation of future taxable income sufficient to utilize the deferred tax assets on income tax returns, including the reversal of existing temporary differences, historical and projected operating results and tax planning strategies. We assessed that certain of our deferred tax assets were not more likely than not to be realized. The Company had a valuation allowance of $126.0 million and $3.1 million as of December 31, 2022 and 2021, respectively. The increase in the valuation allowance during the year was primarily related to the impact of tax over book basis on the Company's investment in partnership related to the impairment of goodwill and created intangibles at Opco, for which there was no corresponding step-up for tax purposes.
As of December 31, 2022, the Company had gross federal net operating loss carryforwards (“NOLs”) of $51.8 million, of which $0.4 million will begin to expire in 2037 and $51.4 million can be carried forward indefinitely. The Company also had state NOLs of $56.9 million which will begin to expire in 2037. As of December 31, 2021, the Company had gross NOLs of $17.1 million, of which $0.4 million will begin to expire in 2037 and $16.7 million can be carried forward indefinitely. The Company also had state NOLs of $21.4 million which will begin to expire in 2037.
The Company files income tax returns in the U.S., as well as various state and foreign jurisdictions. While the Company is not currently under examination in any of the applicable taxing jurisdictions, the Company is open to examination for federal, state, and foreign jurisdictions with varying statutes, ranging generally from three to five years.
Our non-U.S. subsidiaries are subject to Global Intangible Low-Taxed Income (“GILTI”) provisions under the Tax Cuts and Jobs Act. The Company has elected to recognize the tax expense related to GILTI as a period cost in the period incurred.

The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company had no unrecognized tax benefits or related interest and penalties accrued as of both December 31, 2022 and 2021.
16.Fair Value Measurements
Financial assets and liabilities that are measured at fair value on a recurring basis are classified as Level 1 and Level 2 as follows (in thousands):

	Successor
	As of December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury debt securities	$141,062	$141,062	$—	$—
Safeguarding asset for crypto	15,792	—	15,792	—
Total assets	$156,854	$141,062	$15,792	$—

Liabilities:
Safeguarding obligation for crypto	$15,792	$—	$15,792	$—
Warrant liability—public warrants	785	785	—	—
Total liabilities	$16,577	$785	$15,792	$—

	Successor
	As of December 31, 2021
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability—public warrants	$17,424	$17,424	$—	$—
Total liabilities	$17,424	$17,424	$—	$—
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
Our investments in debt securities consist of U.S. Treasury debt securities held in the custody of a major financial institution. As of December 31, 2022, the Company’s investment in available-for-sale debt securities was determined to be a Level 1 investment based on quoted prices in active markets and was recorded in the consolidated balance sheets at fair value.
The fair value of the safeguarding obligation for crypto and the corresponding safeguarding asset for crypto was determined using the mid-point of a bid-ask spread in the market we determined to be the principal market for the related crypto as of December 31, 2022, which we determined was a Level 2 input.
Our public warrant liability is valued based on quoted prices in active markets and is classified within Level 1.
Certain of our assets and liabilities are measured at fair value on a non-recurring basis. During the year ended December 31, 2022, we remeasured our goodwill and certain of our indefinite-lived intangible and long-lived assets at fair value using Level 3 inputs, as described in Note 5. During the period from October 15, 2021 through December 31, 2021, we adjusted a software license asset and liability to fair value when impairment charges were recognized, which was on a non-recurring basis and based on Level 3 inputs. During the period from January 1, 2021 through October 14, 2021, we adjusted our customer consideration asset to fair value when impairment charges were recognized, which was on a non-recurring basis and based on Level 3 inputs.
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
17.Leases
The Company leases real estate for office space under operating leases and office equipment under finance leases. During the year ended December 31, 2022, we entered into a new real estate lease for office space in New York, New York, that commenced on January 31, 2022. The lease has a term of 94 months and the total fixed lease payments over the term of the lease are $7.3 million. On April 25, 2022, we signed a lease agreement for call center office space in Alpharetta, Georgia. On May 12, 2022, we executed our option to lease additional space for the Alpharetta call center. The call center lease commenced on June 3, 2022. The lease has a term of 47 months and total fixed lease payments over the term of the lease are $5.9 million. We consider a lease to have commenced on the date when we are granted access to the leased asset. Several of the Company’s leases include escalation clauses for adjusting rentals. As of December 31, 2022, we do not have any active finance leases.
Our real estate leases have remaining lease terms as of December 31, 2022 ranging from 4 months to 117 months, with one of our leases containing an option to extend the term for a period of 5 years exercisable by us, which we were not reasonably certain of exercising at commencement. None of our leases contain an option to terminate the lease without cause at the option of either party during the lease term. Certain of our equipment leases provide us with the option to purchase the asset at the fair market value.
Certain of our real estate leasing agreements include terms requiring us to reimburse the lessor for its share of real estate taxes, insurance, operating costs and utilities which we account for as variable lease costs when incurred since we have elected not to separate lease and non-lease components, and hence are not included in the measurement of lease liability. There are no restrictions or covenants imposed by any of the leases, and none of our leases contain material residual value guarantees.
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

	Successor		Predecessor
	Year Ended December 31, 2022	October 15, 2021 through December 31, 2021	January 1, 2021 through October 14, 2021
Finance lease cost
Amortization of right-of-use assets	$—	$—	$108
Interest on lease liabilities	—	38	27
Operating lease cost	3,780	370	856
Short-term lease cost	13	33	202
Variable lease cost	15	10	56
Total lease cost	$3,808	$451	$1,249
The short-term lease cost disclosed in the Successor period above reasonably reflects our ongoing short-term lease commitments.

	Successor				Predecessor
	Year Ended December 31, 2022		October 15, 2021 through December 31, 2021		January 1, 2021 through October 14, 2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities
Cash flow from financing activities	$—	$—	$—	$404	$—	$97
Cash flow from operating activities(1)	$(3,068)	$—	$106	$38	$871	$27
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets	$11,006	$—	$10,347	$—	$—	$—
(1)Our real estate lease for office space in Alpharetta, Georgia required the landlord to reimburse certain expenditures incurred by us towards construction of improvements. The reimbursement was received during the year ended December 31, 2022 and exceeded the payments required to be made pursuant to the lease during the year.
The weighted average remaining lease term for our operating leases was 94 months, and the weighted average discount rate for our operating leases was 5.0%. We did not have any active finance leases as of December 31, 2022. We were not party to any short-term leases during the periods presented.

The following table shows balance sheet information about our leases:

		Successor
	Balance sheet classification	December 31, 2022	December 31, 2021
Operating leases:
Right-of-use assets	Other assets, noncurrent	$19,632	$11,239
Lease liabilities, current	Other current liabilities	$3,014	$615
Lease liabilities, noncurrent	Other liabilities, noncurrent	$23,402	$10,647
Finance leases:
Right-of-use assets	Other assets, noncurrent	$—	$—
Lease liabilities, current	Other current liabilities	$—	$—
Lease liabilities, noncurrent	Other liabilities, noncurrent	$—	$—
Future minimum lease payments under non-cancellable leases as of December 31, 2022 were as follows:

Operating Leases
For the year ended December 31,
2023	$4,271
2024	4,599
2025	4,702
2026	3,450
2027	2,947
Thereafter	12,319
Total undiscounted lease payments	$32,288
Less: imputed interest	$(5,872)
Total lease liability	$26,416
Current	$3,014
Noncurrent	$23,402
18.Safeguarding Obligation For Crypto
As of December 31, 2022, we had safeguarding obligation for crypto of $15.8 million. The safeguarding liability, and corresponding safeguarding asset for crypto on the balance sheet, are measured at the fair value of the crypto held for our customers. We were not aware of any actual or possible safeguarding loss events as of December 31, 2022. Therefore, the safeguarding obligation for crypto and the related safeguarding asset for crypto were recorded at the same amount.
We are responsible for holding the following crypto on behalf of our customers as of December 31, 2022 (in thousands):

December 31, 2022
Bitcoin	$15,717
Ether	75
Safeguarding obligations for crypto	$15,792

Safeguarding asset for crypto	$15,792

19.Investments in Debt Securities
We have investments in certain debt securities, which we record at fair value and present as “Available-for-sale securities” in the consolidated balance sheets.
Unrealized gains and temporary losses, net of related taxes, are included in accumulated other comprehensive income (loss) (“AOCI”). Upon realization, those amounts are reclassified from AOCI to earnings. The amortization of premiums and discounts on the investments are included in our results of operations. Realized gains and losses are calculated based on the specific identification method. We classify our investments as current or noncurrent based on the nature of the investments and their availability for use in current operations.
The cost basis and fair value of available-for-sale debt securities with unrealized gains and losses included in “Accumulated other comprehensive loss” in the consolidated balance sheets were as follows (in thousands):

	December 31, 2022			December 31, 2021
Available-for-sale securities	Cost Basis	Unrealized Gains/(Losses), net	Fair Value	Cost Basis	Unrealized Gains/(Losses), net	Fair Value
Government debt
U.S. treasury bonds	141,003	59	141,062	—	—	—
Total available-for-sale securities	141,003	59	141,062	—	—	—

	December 31, 2022		December 31, 2021
Available-for-sale securities in an unrealized loss position	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt
U.S. treasury bonds
Less than 12 months(1)	$39,574	$(381)	$—	$—
12 months or more(1)	—	—	—	—
Total available-for-sale securities	$39,574	$(381)	$—	$—

[1] Indicates the length of time that individual securities have been in a continuous unrealized loss position.
The unrealized losses on our investments in government debt securities relate to changes in interest rates since the time of purchase. We do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their respective amortized cost basis. In addition, there were no credit losses on these investments as of December 31, 2022.
The cost basis and fair value of available-for-sale debt securities at December 31, 2022, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	December 31, 2022
	Cost Basis	Fair Value
Due in one year or less	141,003	141,062
Due after one year through five years	—	—
Total available-for-sale securities	141,003	141,062

20.Subsequent Events
We have evaluated subsequent events and transactions and determined that no events or transactions met the definition of a subsequent event for purpose of recognition or disclosure in these financial statements, other than as described below and within this note.
On March 9, 2023 the Company announced a reduction in force that is expected to result in the termination of approximately 16% of the Company’s non-call center, full-time workforce (49 employees). Substantially all of the employees impacted by the reduction in force were notified of the reduction on March 9, 2023 and will exit the Company in the first quarter of 2023. The Company estimates that it will incur expenses of approximately $3.7 - $4.1 million related to the reduction in force, substantially all of which are related to employee severance and benefits costs and will be recognized in the first quarter of 2023.

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
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act. We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, we concluded that as of December 31, 2022, the Company’s internal control over financial reporting was effective.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting because the Jumpstart our Business Startups Act of 2012 provides an exemption from such requirement to emerging growth companies.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers And Corporate Governance
The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.
Our board of directors has adopted a code of conduct that applies to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our code of conduct is posted on the investor relations page of our website, which is located at https://investors.bakkt.com. We intend to post any amendment to, or waiver from, a provision of our code of conduct on our website.
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

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger, dated January 11, 2021, by and among the Company, Merger Sub, and the Company.	8-K	001-39544	2.1	January 11, 2021
2.2	Amendment to Agreement and Plan of Merger, dated March 30, 2021 by and among the Company, Merger Sub, and the Company.	8-K	001-39544	2.1	March 31, 2021
2.3	Amendment to Agreement and Plan of Merger, dated September 29, 2021 by and among the Company, Merger Sub, and the Company.	8-K	001-39544	2.1	September 30, 2021
2.4	Membership Interest Purchase Agreement, dated as of November 2, 2022, by and among the Company, Bakkt Marketplace, Seller and Target.	8-K	001-39544	2.1	November 3, 2022
3.1	Certificate of Incorporation of the Company, as currently in effect.	8-K	001-39544	3.1	October 21, 2021
3.2	By-Laws of the Company, as currently in effect.	8-K	001-39544	3.2	October 21, 2021
4.1	Specimen Class A Common Stock Certificate of the Company.	8-K	001-39544	4.1	October 21, 2021
4.2	Specimen Warrant Certificate of the Company.	8-K	001-39544	4.2	October 21, 2021
4.3	Warrant Agreement, dated September 22, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39544	4.1	September 28, 2020
4.4	First Amendment to Warrant Agreement, dated March 9, 2022, by and among Bakkt Holdings, Inc, American Stock Transfer & Trust Company, LLC and Continental Stock Transfer & Trust Company.	10-K	001-39544	4.4	March 31, 2022
4.5	Third Amended and Restated Limited Liability Company Agreement, dated October 15, 2021, by and among Opco and the Opco Equity Holders.	8-K	001-39544	4.3	October 21, 2021

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
4.6	Stockholders’ Agreement, dated as of November 2, 2022, by and between the Company and Seller.	8-K	001-39544	4.1	November 3, 2022
4.7	Description of Securities.	10-K	001-39544	4.6	March 31, 2022
10.1	Letter Agreement, dated September 22, 2020 (the “Insider Letter”), by and among the Company, its executive officers, its directors and the Sponsor.	8-K	001-39544	10.1	September 28, 2020
10.2	Amendment to Insider Letter, dated January 11, 2021, by and among the Company, its executive officers, its directors, the Sponsor and Opco.	8-K	001-39544	10.3	January 11, 2021
10.3	Digital Currency Trading, Clearing, and Warehouse Services Agreement, dated August 29, 2019, by and among IFUS, ICUS and Bakkt Trust, including amendments thereto.	8-K	001-39544	10.10	October 21, 2021
10.4	Cooperation Agreement, dated October 15, 2021, between the Company and ICE.	8-K	001-39544	10.6	October 21, 2021
10.5	Registration Rights Agreement, dated October 15, 2021, by and among the Company, the Opco Equity Holders and the Sponsor.	8-K	001-39544	10.1	October 21, 2021
10.6	Stockholders Agreement of the Company, dated October 15, 2021, by and among the Company, the Opco Equity Holders and the Sponsor.	8-K	001-39544	10.2	October 21, 2021
10.7	Voting Agreement, dated October 15, 2021, by and between the Company and ICE.	8-K	001-39544	10.3	October 21, 2021
10.8	Amended and Restated Exchange Agreement dated May 3, 2022 by and between Bakkt Holdings, Inc. and the other parties named therein.	8-K	001-39544	10.1	May 4, 2022
10.9	Tax Receivable Agreement, dated October 15, 2021, by and among the Company and the other parties thereto.	8-K	001-39544	10.5	October 21, 2021
10.10+	2021 Omnibus Incentive Plan.	8-K	001-39544	10.9	October 21, 2021
10.11+	Form of Director Restricted Stock Unit Agreement under the Bakkt Holdings, Inc. 2021 Omnibus Incentive Plan.	10-K	001-39544	10.11	March 31, 2022
10.12+	Form of Executive Officer Restricted Stock Unit Agreement under the Bakkt Holdings, Inc. 2021 Omnibus Incentive Plan.	10-K	001-39544	10.12	March 31, 2022
10.13+	Form of Performance Unit Agreement under the Bakkt Holdings, Inc. 2021 Omnibus Incentive Plan.	10-K	001-39544	10.13	March 31, 2022
10.14*	Form of Director and Executive Officer Indemnification Agreement.	8-K	001-39544	10.7	October 21, 2021
10.15+	Transition Services Agreement, dated as of November 10, 2021, by and between Opco and ICE.	8-K	001-39544	10.1	November 12, 2021
10.16+	Employment Agreement, dated January 9, 2021, by and among Gavin Michael, Opco, and the Company.	8-K	001-39544	10.12	October 21, 2021
10.17+	Employment Agreement, dated March 16, 2021, by and among Andrew LaBenne, Opco, and the Company.	8-K	001-39544	10.13	October 21, 2021

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.18+	Employment Agreement, dated August 10, 2021, by and among Marc D’Annunzio, Opco, and the Company.	10-K	001-39544	10.18	March 31, 2022
10.19	Amendment No. 4 to Digital Currency Trading, Clearing, and Warehouse Services Agreement, dated as of July 21, 2022, by and among ICE Futures U.S., Inc., ICE Clear US, Inc. and Bakkt Trust Company LLC.	8-K	001-39544	10.1	July 25, 2022
10.20	Form of Restricted Stock Unit Award Agreement	8-K	001-39544	10.1	September 12, 2022
10.21	Form of Performance-Based Restricted Stock Unit Award Agreement	8-K	001-39544	10.2	September 12, 2022
10.22	Bakkt Holdings, Inc. Outside Director Compensation Program	10-Q	001-39544	10.2	August 11, 2022
10.23	Employment Agreement, dated October 12, 2022, by and between Karen Alexander and the Company	8-K	001-39544	10.1	October 13, 2022
21.1	List of subsidiaries of the registrant.					X
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm of the Company.					X
24.1	Powers of Attorney (included on the signature page of this Annual Report on Form 10-K).					X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*Schedules and exhibits to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request.

+    Indicates a management contract or compensatory plan or arrangement.
†The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K are furnished, not filed, with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	March 24, 2023	BAKKT HOLDINGS, INC.

		By:	/s/ Gavin Michael
Gavin Michael
Chief Executive Officer and President
(Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Gavin Michael, Marc D’Annunzio and Karen Alexander, and each one of them, as their true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gavin Michael	Chief Executive Officer, President and Director (Principal Executive Officer)	3/24/2023
Gavin Michael

/s/ Karen Alexander	Chief Financial Officer (Principal Financial Officer)	3/24/2023
Karen Alexander

/s/ Chip Goodroe	Chief Accounting Officer (Principal Accounting Officer)	3/24/2023
Chip Goodroe

/s/ David C. Clifton	Director	3/24/2023
David C. Clifton

/s/ Sean Collins	Director	3/24/2023
Sean Collins

/s/ Michelle J. Goldberg	Director	3/24/2023
Michelle J. Goldberg

/s/ Richard Lumb	Director	3/24/2023
Richard Lumb

/s/ Andrew A. Main	Director	3/24/2023
Andrew A. Main

/s/ Gordon Watson	Director	3/24/2023
Gordon Watson

/s/ De’Ana Dow	Director	3/24/2023
De’Ana Dow

/s/ Jill Simeone	Director	3/24/2023
Jill Simeone