Form 10-Q
period 2023-03-31
Bakkt Holdings, Inc.
filed 2023-05-11
CIK 1820302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of May 5, 2023, there were 89,395,877 shares of the registrant’s Class A common stock, 183,279,887 shares of Class V common stock, and 7,140,808 public warrants issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Unless the context otherwise requires, all references to “Bakkt,” “we,” “us,” “our,” or the “Company” in this Quarterly Report on Form 10-Q (this “Report”) refer to Bakkt Holdings, Inc. and its subsidiaries.
This Report contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. You can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would,” the negative of such terms, and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to our business. Forward-looking statements in this Report may include, for example, statements about:
•    our future financial performance;
•    changes in the market for our products and services;
•    the expected impacts from our acquisition of Apex Crypto, LLC ("Apex Crypto"); and
•    expansion plans and opportunities.
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
•our ability to successfully integrate the Apex Crypto business and employees, and to achieve the expected benefits from the acquisition;

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
•our inability to maintain the listing of our securities on the NYSE; and
•other risks and uncertainties indicated in this Report, including those set forth under “Risk Factors.”

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Bakkt Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	As of March 31, 2023 (Unaudited)	As of December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$50,834	$98,332
Restricted cash	19,305	16,500
Cash held in escrow	67,209	—
Customer funds	555	591
Available-for-sale securities	66,789	141,062
Accounts receivable, net	25,394	25,306
Prepaid insurance	18,490	22,822
Safeguarding asset for crypto	26,055	15,792
Other current assets	7,624	6,060
Total current assets	282,255	326,465
Property, equipment and software, net	20,098	19,744
Goodwill	15,853	15,852
Intangible assets, net	54,428	55,833
Deposits with clearinghouse	15,309	15,150
Other assets	25,374	22,458
Total assets	$413,317	$455,502
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$49,018	$66,787
Customer funds payable	555	591
Deferred revenue, current	3,823	3,972
Due to related party	509	1,168
Safeguarding obligation for crypto	26,055	15,792
Other current liabilities	4,313	3,819
Total current liabilities	84,273	92,129
Deferred revenue, noncurrent	2,719	3,112
Warrant liability	1,785	785
Deferred tax liabilities, net	—	—
Other noncurrent liabilities	26,277	23,402
Total liabilities	115,054	119,428
Commitments and contingencies (Note 14)
Class A common stock ($0.0001 par value, 750,000,000 shares authorized, 82,624,773 shares issued and outstanding as of March 31, 2023 and 80,926,843 shares issued and outstanding as of December 31, 2022)	8	8
Class V common stock ($0.0001 par value, 250,000,000 shares authorized, 183,279,887 shares issued and outstanding as of March 31, 2023 and 183,482,777 shares issued and outstanding as of December 31, 2022)	19	19
Additional paid-in capital	780,031	772,973
Accumulated other comprehensive loss	(355)	(290)
Accumulated deficit	(690,423)	(676,447)
Total stockholders’ equity	89,280	96,263
Noncontrolling interest	208,983	239,811
Total equity	298,263	336,074
Total liabilities and stockholders’ equity	$413,317	$455,502

The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Revenues:
Net revenues (includes related party net revenues of $1 and $20, respectively)	$12,986	$12,532
Operating expenses:
Compensation and benefits	34,144	35,088
Professional services	2,378	4,675
Technology and communication	5,718	4,358
Selling, general and administrative	6,709	9,435
Acquisition-related expenses	776	516
Depreciation and amortization	3,063	5,851
Related party expenses	600	367
Restructuring expenses	4,251	—
Other operating expenses	795	728
Total operating expenses	58,434	61,018
Operating loss	(45,448)	(48,486)
Interest income, net	1,624	61
(Loss) gain from change in fair value of warrant liability	(1,000)	2,428
Other expense, net	(17)	(462)
Loss before income taxes	(44,841)	(46,459)
Income tax (expense) benefit	(18)	3,138
Net loss	(44,859)	(43,321)
Less: Net loss attributable to noncontrolling interest	(30,883)	(36,193)
Net loss attributable to Bakkt Holdings, Inc.	$(13,976)	$(7,128)

Net loss per share attributable to Class A common stockholders:
Basic	$(0.17)	$(0.12)
Diluted	$(0.17)	$(0.14)
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net loss	$(44,859)	$(43,321)
Currency translation adjustment, net of tax	22	188
Unrealized losses on available-for-sale securities, net of tax	(229)	—
Comprehensive loss	$(45,066)	$(43,133)
Comprehensive loss attributable to noncontrolling interest	(31,027)	(36,046)
Comprehensive loss attributable to Bakkt Holdings, Inc.	$(14,039)	$(7,087)
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data)
(Unaudited)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	$	Shares	$
Balance as of December 31, 2021	57,164,388	$6	206,271,792	$21	$566,766	$(98,342)	$(55)	$468,396	$1,825,775	$2,294,171
Share-based compensation	—	—	—	—	13,190	—	—	13,190	—	13,190
Unit-based compensation	—	—	—	—	—	—	—	—	1,118	1,118
Forfeiture and cancellation of common units	—	—	(268,522)	—	—	—	—	—	(60)	(60)
Exercise of warrants	100	—	—	—	1	—	—	1	—	1
Currency translation adjustment, net of tax	—	—	—	—	—	—	41	41	147	188
Net loss	—	—	—	—	—	(7,128)	—	(7,128)	(36,193)	(43,321)
Balance as of March 31, 2022	57,164,488	$6	206,003,270	$21	$579,957	$(105,470)	$(14)	$474,500	$1,790,787	$2,265,287

Balance as of December 31, 2022	80,926,843	8	183,482,777	19	772,973	(676,447)	(290)	96,263	239,811	336,074
Share-based compensation	—	—	—	—	6,713	—	—	6,713	—	6,713
Unit-based compensation	—	—	—	—	—	—	—	—	542	542
Shares issued upon vesting of share-based awards, net of tax withholding	1,495,040	—	—	—	—	—	—	—	—	—
Exchange of Class V shares for Class A shares	202,890	—	(202,890)	—	345	—	—	345	(345)	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	7	7	15	22
Unrealized losses on available-for-sale securities, net of tax	—	—	—	—	—	—	(72)	(72)	(157)	(229)
Net loss	—	—	—	—	—	(13,976)	—	(13,976)	(30,883)	(44,859)
Balance as of March 31, 2023	82,624,773	$8	183,279,887	$19	$780,031	$(690,423)	$(355)	$89,280	$208,983	$298,263

The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash flows from operating activities:
Net loss	$(44,859)	$(43,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,063	5,851
Non-cash lease expense	789	334
Share-based compensation expense	7,241	13,190
Unit-based compensation expense	680	157
Forfeiture and cancellation of common units	—	(60)
Deferred income taxes	—	(3,144)
Loss on disposal of assets	14	—
Loss (gain) from change in fair value of warrant liability	1,000	(2,428)
Other	243	280
Changes in operating assets and liabilities:
Accounts receivable	(88)	(1,316)
Prepaid insurance	4,332	4,343
Deposits with clearinghouse	(159)	—
Accounts payable and accrued liabilities	(15,991)	(1,683)
Due to related party	(659)	(250)
Deferred revenue	(542)	(943)
Operating lease liabilities	(592)	79
Customer funds payable	(36)	79
Other assets and liabilities	(1,677)	(4,324)
Net cash used in operating activities	(47,241)	(33,156)
Cash flows from investing activities:
Capitalized internal-use software development costs and other capital expenditures	(3,719)	(3,122)
Purchase of available-for-sale securities	(26,999)	—
Proceeds from the maturity of available-for-sale securities	101,048	—
Acquisition of Bumped LLC	(631)	—
Net cash provided by (used in) investing activities	69,699	(3,122)
Cash flows from financing activities:
Proceeds from the exercise of warrants	—	1
Net cash provided by financing activities	—	1
Effect of exchange rate changes	22	188
Net increase (decrease) in cash, cash equivalents, restricted cash, cash held in escrow and customer funds	22,480	(36,089)
Cash, cash equivalents, restricted cash, cash held in escrow and customer funds at the beginning of the period	115,423	408,415
Cash, cash equivalents, restricted cash, cash held in escrow and customer funds at the end of the period	$137,903	$372,326
Supplemental disclosure of cash flow information:
Cash paid for income taxes	—	—
Non-cash operating lease right-of-use asset acquired	$3,776	$5,696
Supplemental disclosure of non-cash investing and financing activity:
Capitalized internal-use software development costs and other capital expenditures included in accounts payable and accrued liabilities.	1,597	1,909
Reconciliation of cash, cash equivalents, restricted cash, cash held in escrow and customer funds to consolidated balance sheet:
Cash and cash equivalents	$50,834	$355,196
Restricted cash	19,305	16,500
Cash held in escrow	67,209	—
Customer funds	555	630
Total cash, cash equivalents, restricted cash, cash held in escrow and customer funds	$137,903	$372,326
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
Unless the context otherwise provides, “we,” “us,” “our,” “Bakkt”, the “Company” and like terms refer to Bakkt Holdings, Inc. and its subsidiaries, including Opco.
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
Description of Business
We provide, or are working to provide, simplified solutions focused in the following areas:
Crypto
•Custody. Our institutional-grade qualified custody solution caters to more experienced market participants and also supports our consumer-facing crypto business. Crypto that we custody is held by our subsidiary, Bakkt Trust Company LLC (“Bakkt Trust”), a limited purpose trust company that is supervised by the New York State Department of Financial Services (“NYDFS”) and governed by an independent Board of Managers.
•Crypto Connect. Bakkt Marketplace, LLC (“Bakkt Marketplace”) operates a platform that provides consumers, businesses and institutions with the ability to buy, sell and store crypto in a simple, intuitive digital experience accessed via application programming interfaces (“APIs”) or embedded web experience. We aim to enable businesses in various industries - such as fintechs, financial institutions and wallet providers - to provide their customers with the ability to transact in crypto directly in their trusted environments.
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
Bakkt Trust operates, in conjunction with Intercontinental Exchange, Inc. ("ICE"), regulated infrastructure for trading, clearing, and custody services for physically-delivered bitcoin futures. Bakkt Marketplace holds a New York State virtual currency license (commonly referred to as a "BitLicense"), and money transmitter licenses from all states throughout the U.S. where such licenses are required for the operation of its business, and is registered as a money services business with the Financial Crimes Enforcement Network of the United States Department of the Treasury. Bakkt Trust’s custody solution provides support to Bakkt Marketplace with respect to bitcoin and ether functionality.
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
2.Summary of Significant Accounting Policies
Our accounting policies are as set forth in the notes to our Annual Report on Form 10-K for the year ended December 31, 2022 (our "Form 10-K").
Basis of Presentation
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
In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or for any other future annual or interim period. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes thereto included in our Form 10-K.

Recently Adopted Accounting Pronouncements
For the three months ended March 31, 2023, there were no significant changes to the recently adopted accounting pronouncements applicable to us from those disclosed in Note 2 to the consolidated financial statements included in our Form 10-K.
On March 31, 2022, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin ("SAB") Number 121 ("SAB 121"), which provides the SEC staff’s view that it would be appropriate for an entity that has an obligation to safeguard crypto held for platform users to record a liability and corresponding asset on its balance sheet at the fair value of the crypto. SAB 121 also added Section FF to SAB Topic 5 to include interpretive guidance for entities to consider when they have obligations to safeguard crypto held for their platform users. We adopted the guidance in SAB 121 during the quarter ended June 30, 2022 with retrospective application as of January 1, 2022. Refer to Note 18 for additional information.
3.Revenue from Contracts with Customers
Disaggregation of Revenue
We disaggregate revenue by service type and by platform, respectively, as follows (in thousands):

Service Type	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Transaction revenue, net(a)	$7,473	$6,518
Subscription and service revenue	5,513	6,014
Total revenue	$12,986	$12,532
(a)Amounts are net of rebates and incentive payments of less than $0.1 million for the three months ended March 31, 2023, and $0.3 million for the three months ended March 31, 2022. Included in these amounts are amounts earned from related parties of less than $0.1 million for both the three months ended March 31, 2023 and March 31, 2022.

Platform	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Loyalty redemption platform	12,776	12,736
Crypto services(b)	210	(204)
Total revenue	$12,986	$12,532
(b)Amounts are net of rebates and incentive payments of less than $0.1 million for the three months ended March 31, 2023, and $0.3 million for the three months ended March 31, 2022. Included in these amounts are amounts earned from related parties of less than $0.1 million for both the three months ended March 31, 2023 and March 31, 2022.
We recognized revenue from foreign jurisdictions of $0.9 million for the three months ended March 31, 2023, and $1.1 million for the three months ended March 31, 2022.
We have one reportable segment to which our revenues relate.
Deferred Revenue
Contract liabilities consist of deferred revenue for amounts invoiced prior to us meeting the criteria for revenue recognition. We invoice customers for service fees at the time the service is performed, and such fees are recognized as revenue over time as we satisfy its performance obligation. Contract liabilities are classified as “Deferred revenue, current” and “Deferred revenue, noncurrent” in our consolidated balance sheets. The activity in deferred revenue for the three months ended March 31, 2023 and March 31, 2022, respectively, was as follows (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Beginning of the period contract liability	$7,084	$9,448
Revenue recognized from contract liabilities included in the beginning balance	(1,119)	(1,322)
Increases due to cash received, net of amounts recognized in revenue during the period	577	379
End of the period contract liability	$6,542	$8,505
Remaining Performance Obligations
As of March 31, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations related to partially completed contracts is $24.4 million, comprised of $17.9 million of subscription fees and $6.5 million of service fees that are deferred. We recognize our subscription fees as revenue over a weighted-average period of 32 months (ranges from 1 month – 42 months) and our service fees as revenue over approximately 17 months.
As of March 31, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations related to partially completed contracts is $26.4 million, comprised of $17.9 million of subscription fees and $8.5 million of service fees that are deferred. We recognize our subscription fees as revenue over a weighted-average period of 42 months (ranges from 3 months – 54 months) and our service fees as revenue over approximately 24 months.
Contract Costs
For the three months ended March 31, 2023 and March 31, 2022, we incurred no incremental costs to obtain and/or fulfill contracts with customers.
4.Business Combination and Asset Acquisition
Apex Crypto
On April 1, 2023 we completed the acquisition of 100% of the ownership interests of Apex Crypto, LLC ("Apex Crypto"). We expect to leverage Apex Crypto's proprietary trading platform and existing relationships with liquidity providers to provide a wider range of assets and competitive pricing to our customers. We expect to recognize goodwill from the acquisition due to the assembled, experienced workforce and anticipated growth we expect to achieve from Apex’s sales pipeline and product capabilities .The total consideration as measured at April 1, 2023 included $55.0 million in cash, approximately $9.1 million in Class A common stock payable based on Apex Crypto’s performance in the fourth quarter of 2022, and $12.2 million of cash paid for net working capital, which was predominantly cash held in banks. In addition, we may pay up to $100.0 million of our Class A common stock as additional consideration depending on Apex Crypto’s achievement of certain financial targets through 2025 (the "contingent consideration"). However, as of the acquisition date the Company does not anticipate paying the contingent consideration and no material fair value was attributed to the contingent consideration. The Company’s evaluation of the fair value of the contingent consideration and of the assets acquired and the liabilities assumed is preliminary. Accordingly, the adjustments to record the assets acquired and the liabilities assumed at fair value reflect the best estimates of the Company based on the information currently available and are subject to change once additional analyses are completed.
The following is a preliminary reconciliation of the fair value of consideration transferred in the acquisition to the fair value of the assets acquired and liabilities assumed.

($ in millions)
Cash consideration paid	55.0
Cash paid working capital and cash	12.2
Class A common stock at transaction close	9.1
Estimated fair value of Class A common stock contingent consideration	—
Total consideration	$76.3
Current assets	21.3
Safeguarding asset for crypto	687.9
Property, equipment and software, net	0.1
Non-current assets	0.3
Intangible assets - developed technology	5.4
Intangible assets - customer relationships	11.0
Goodwill	47.7
Current liabilities	(9.5)
Safeguarding obligation for crypto	(687.9)
Net assets acquired	$76.3
The following unaudited pro forma financial information presents the Company's results of operations as if the acquisition of Apex Crypto had occurred on January 1, 2022. The unaudited pro forma financial information as presented below is for illustrative purposes and does not purport to represent what the results of operations would actually have been if the acquisition of Apex Crypto occurred as of the date indicated or what the results would be for any future periods. The unaudited pro forma results reflect the step-up amortization adjustments for the fair value of intangible assets acquired, acquisition-related expenses, and share-based compensation expense for newly issued restricted stock units. Proforma net revenue for the three months ended March 31, 2023 and March 31, 2022 would be $458.4 million and $1,308.3 million, respectively. Proforma net loss for the three months ended March 31, 2023 and March 31, 2022 would be $48.2 million and $53.5 million, respectively.
Bumped Acquisition
On February 8, 2023, we acquired 100% of the units of Bumped Financial, LLC ("Bumped"), a broker-dealer registered with the SEC and the Financial Industry Regulatory Authority, Inc., for cash consideration of $631,000. Because of the limited scope of its historical operations we determined that substantially all of the purchase consideration in the transaction would be allocated to the in-place licenses Bumped held and as such have accounted for this as an asset acquisition.
5.Goodwill and Intangible Assets, Net
Changes in goodwill consisted of the following (in thousands):

Balance as of December 31, 2022	$15,852
Foreign currency translation	1
Balance as of March 31, 2023	$15,853
No goodwill impairment charges have been recognized in the periods presented.

Intangible assets consisted of the following (in thousands):

	March 31, 2023
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	Indefinite	611	—	611
Trademarks / trade names	Indefinite	8,000	—	8,000
Technology	4.2	12,760	(3,720)	9,040
Customer relationships	8	44,970	(8,193)	36,777
Total		$66,341	$(11,913)	$54,428

	December 31, 2022
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Licenses	Indefinite	$241,320	$—	(241,320)	$—
Trademarks / trade names	Indefinite	39,470	—	(31,470)	8,000
Technology	4.2	67,310	(19,605)	(38,035)	9,670
Customer relationships	8	44,970	(6,807)	—	38,163
Total		$393,070	$(26,412)	(310,825)	$55,833
Amortization of intangible assets for the three months ended March 31, 2023 and March 31, 2022 was $2.0 million and $5.4 million, respectively, and is included in “Depreciation and amortization” in the statements of operations.
Estimated future amortization for definite-lived intangible assets as of March 31, 2023 was as follows (in thousands):

March 31, 2023
Remainder of 2023	$6,158
2024	8,196
2025	8,173
2026	7,628
2027	5,621
Thereafter	10,041
Total	$45,817
6.Consolidated Balance Sheet Components
Accounts Receivable, Net
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Trade accounts receivable	$19,074	$16,284
Unbilled receivables	4,198	6,445
Other receivables	2,332	2,787
Total accounts receivable	25,604	25,516
Less: allowance for doubtful accounts	(210)	(210)
Total	$25,394	$25,306

Other Current Assets
Other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid expenses	$7,624	$6,060
Total	$7,624	$6,060
Property, Equipment and Software, Net
Property, equipment and software, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Internal-use software	$5,510	$4,383
Purchased software	99	99
Office furniture and equipment	2,307	2,303
Other computer and network equipment	4,867	4,732
Leasehold improvements	10,238	10,102
Property, equipment and software, gross	23,021	21,619
Less: accumulated amortization and depreciation	(2,923)	(1,875)
Total	$20,098	$19,744
For the three months ended March 31, 2023 and 2022, depreciation and amortization expense related to property, equipment and software amounted to approximately $1.0 million and $0.5 million, respectively, of which $0.3 million and $0.1 million, respectively, related to amortization expense of capitalized internal-use software placed in service.
Deposits with Clearinghouse
Deposits with clearinghouse consisted of the default resource contribution as described in Note 8, as well as other deposits with a different clearinghouse. Total deposits at clearinghouses amounted to $15.3 million and $15.2 million as of March 31, 2023 and December 31, 2022, respectively.
Other Assets
Other assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Operating lease right-of-use assets	$22,619	$19,632
Other	2,755	2,826
Total	$25,374	$22,458

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accounts payable	$8,882	$25,975
Accrued expenses	13,856	15,537
Purchasing card payable	14,104	10,686
Salaries and benefits payable	6,279	13,926
Other	5,897	663
Total	$49,018	$66,787
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Participation units liability, current	$366	$275
Current maturities of operating lease liability	3,323	3,014
Other	624	530
Total	$4,313	$3,819
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Operating lease liability, noncurrent	$26,277	$23,402
Total	$26,277	$23,402

7.Tax Receivable Agreement
On October 15, 2021, we entered into a Tax Receivable Agreement (the "TRA") with certain Opco equity holders. Each Opco common unit, when coupled with one share of our Class V common stock is referred to as a “Paired Interest.” Pursuant to the TRA, among other things, holders of Opco common units may, subject to certain conditions, from and after April 16, 2022, exchange such Paired Interests for Class A common stock on a one-for-one basis, subject to the terms of the Exchange Agreement, including our right to elect to deliver cash in lieu of Class A common stock and, in certain cases, adjustments as set forth therein. Opco will have in effect an election under Section 754 of the Internal Revenue Code for each taxable year in which an exchange of Opco common units for Class A common stock (or cash) occurs.
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
The TRA provides for the payment by us to exchanging holders of Opco common units of 85% of certain net income tax benefits, if any, that we realize (or in certain cases are deemed to realize) as a result of these increases in tax basis related to entering into the TRA, including tax benefits attributable to payments under the TRA. This payment obligation is an obligation of the Company and not of Opco. For purposes of the TRA, the cash tax savings in income tax will be computed by comparing our actual income tax liability (calculated with certain assumptions) to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the assets of Opco as a result of Opco having an election in effect under Section 754 of the Code for each taxable year in which an exchange of Opco common units for Class A common stock occurs and had we not entered into the TRA. Such change will be calculated under the TRA without regard to any transfers of Opco common units or distributions with respect to such Opco common units before the exchange under the Exchange Agreement to which Section 743(b) or 734(b) of the Code applies. As of March 31, 2023, 22,678,761 Opco common units had been exchanged for Class A common stock. Refer to Note 14 regarding the contingency related to the TRA.
8.Related Parties
ICE Management and Technical Support
Upon consummation of the VIH Business Combination, we entered into a Transition Services Agreement (the “TSA”) with ICE, pursuant to which ICE provides insurance, digital warehouse, data center, technical support, and other transition-related services in exchange for quarterly service fees payable by us. We recognized $0.6 million and $0.4 million of expense related to the TSA for the three months ended March 31, 2023 and March 31, 2022, respectively, which is reflected as “Related party expenses” in the consolidated statements of operations and “Due to related party in the consolidated balance sheets.
Triparty Agreement
The Digital Currency Trading, Clearing, and Warehouse Services Agreement ("Triparty Agreement") provides for ICE Futures U.S., Inc. ("IFUS") to list for trading one or more digital currency futures and/or options contracts, and for ICE Clear US, Inc. ("ICUS") to serve as the clearing house to provide central counterparty and ancillary services for such contracts. The Triparty Agreement does not currently have a material effect on the consolidated financial statements.
We recognized revenues related to the Triparty Agreement of less than $0.1 million for both the three months ended March 31, 2023 and March 31, 2022, net of rebates and incentive payments (contra-revenue) of less than $0.1 million for both the three months ended March 31, 2023 and March 31, 2022.
The Triparty Agreement also required Bakkt Trust to make, and, subject to certain limits, to replenish as needed a contribution to ICUS, to be used by ICUS in accordance with the ICUS rules. The contribution requirement was $15.2 million as of March 31, 2023 and March 31, 2022. The contribution is reflected as “Deposits with clearinghouse” in the consolidated balance sheets.
As of March 31, 2023 and December 31, 2022, we had approximately $0.5 million and approximately $1.2 million, respectively, reflected as “Due to related party” in the consolidated balance sheets related to the TSA and Triparty Agreement. As of March 31, 2023 and December 31, 2022, we had no amount recorded within “Accounts receivable, net” in the consolidated balance sheets related to the Triparty Agreement.
9.Warrants
As of March 31, 2023 and December 31, 2022, there were 7,140,808 public warrants outstanding. Public warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the public warrant. Each warrant entitles its holders to purchase one share of Class A common stock at an exercise price of $11.50 per share. The public warrants became exercisable on November 15, 2021. The public warrants will expire on October 15, 2026, or earlier upon redemption or liquidation. We may redeem the outstanding warrants when various conditions are met, such as specific stock prices, as detailed in the specific warrant agreements. The warrants are recorded as a liability and reflected as “Warrant liability” in the consolidated balance sheets.
During the three months ended March 31, 2023, we did not receive any proceeds from the exercise of the public warrants. During the three months ended March 31, 2022, we received less than $0.1 million in proceeds from the exercise of the public warrants. We recognized a loss from the change in fair value of the warrant liability during the three months ended March 31, 2023 of $1.0 million. We recognized a gain from the change in fair value of the warrant liability during the three months ended March 31, 2022 of $2.4 million.
10.Stockholders’ Equity
Preferred Stock
We are authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The holders of a series of preferred stock shall be entitled only to such voting rights as shall expressly be granted thereto by the Certificate of Incorporation (including any certificate of designation relating to such series of preferred stock). As of March 31, 2023, no shares of preferred stock have been issued.
Common Stock
Class A Common Stock
We are authorized to issue 750,000,000 shares with a par value of $0.0001 per share. Each holder of record of Class A common stock is entitled to one vote for each share of Class A common stock held on all matters on which stockholders generally or holders of Class A common stock as a separate class are entitled to vote, including the election or removal of directors (whether voting separately as a class or together with one or more classes of our capital stock). As of March 31, 2023 and December 31, 2022, there were 82,624,773 and 80,926,843 shares of Class A common stock issued and outstanding, respectively.
Dividends
Subject to preferences that may be applicable to any outstanding preferred stock, the holders of shares of Class A common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by our Board out of funds legally available therefor. As of March 31, 2023, no dividends have been declared.
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
Class V Common Stock
We are authorized to issue 250,000,000 shares with par value $0.0001 per share. These shares have no economic value but entitle the holder to one vote per share. Paired Interests may be exchanged for one share of our Class A common stock or a cash amount in accordance with the Third Amended and Restated Limited Liability Company Agreement of Opco and the Amended and Restated Exchange Agreement. Holders of Paired Interests became eligible on April 16, 2022 under the Exchange Agreement to exchange their Paired Interests for Class A common stock or, at our election, cash in lieu thereof. During the three months ended March 31, 2023, holders of Paired Interests exchanged 0.2 million Paired Interests for our Class A common stock, and the Company did not elect to settle any such exchanges in cash. As of March 31, 2023 and December 31, 2022, there were 183,279,887 and 183,482,777 shares of Class V common stock issued and outstanding, respectively.
Dividends
Dividends will not be declared or paid on the Class V common stock.

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
Noncontrolling Interest
The following table summarizes the ownership interest in Opco as of March 31, 2023 and December 31, 2022.

	March 31, 2023		December 31, 2022
	Opco Common Units	Ownership %	Opco Common Units	Ownership %
Opco common units held by Bakkt Holdings, Inc.	82,624,773	31%	80,926,843	31%
Opco common units held by noncontrolling interest holders	183,279,887	69%	183,482,777	69%
Total Opco common units outstanding	265,904,660	100%	264,409,620	100%
The weighted average ownership percentages for the applicable reporting periods are used to attribute net loss and other comprehensive loss to the Company and the noncontrolling interest holders. The noncontrolling interest holders' weighted average ownership percentage for the three months ended March 31, 2023 was 68.9%.
Members’ Equity
Prior to the VIH Business Combination, Opco had three classes of voting units – Class A, Class B and Class C voting units – and incentive units granted under the Opco Incentive Equity Plan (the “Opco Plan”).
In connection with the VIH Business Combination, the Opco equity holders converted 400,000,000 Opco Class A voting units, 192,453,454 Opco Class B voting units, and 270,270,270 Opco Class C voting units to 189,933,286 shares of Class V common stock on a pro rata basis. Additionally, we issued 17,473,362 shares of Class V common stock related to the outstanding Opco incentive units.
Issuance of Class C Warrant
In May, 2020, Opco issued a warrant to a minority investor to purchase 3,603,600 of Opco’s Class C voting units (“Class C Warrant”), at an exercise price of $1.11 per unit. Refer to Note 10 to the consolidated financial statements included in our Form 10-K for additional information.
In connection with the VIH Business Combination, the modified warrant units automatically converted into the right to purchase 793,352 Paired Interests in Opco at an exercise price of $5.04 per Paired Interest. As of March 31, 2023, 172,055 modified warrant units have vested but have not been exercised, and the remaining 621,297 warrant units have not vested or been exercised. No expenses were recorded during the three months ended March 31, 2023 and March 31, 2022, since the service conditions were not probable of being met in those periods.

11.Share-Based and Unit-Based Compensation
2021 Incentive Plan
Our 2021 Omnibus Incentive Plan (the “2021 Incentive Plan”) became effective on the Closing Date with the approval of VIH’s shareholders and the Board of Directors. The 2021 Incentive Plan allows us to make equity and equity-based incentive awards to employees, non-employee directors and consultants. There are 25,816,946 shares of Class A common stock reserved for issuance under the 2021 Incentive Plan which can be granted as stock options, stock appreciation rights, restricted shares, restricted stock units ("RSUs"), performance stock units ("PSUs"), dividend equivalent rights and other share-based awards. No award may vest earlier than the first anniversary of the date of grant, except under limited conditions.
Share-Based Compensation Expense
During the three months ended March 31, 2023, we granted 4,511,371 RSUs to employees and directors. During the three months ended March 31, 2023, we did not grant any PSUs. During the three months ended March 31, 2022, we granted 6,969,070 RSUs and 4,865,378 PSUs, which represents 100% of the target award, to employees and directors. We recorded $5.9 million and $10.9 million of share-based compensation expense related to RSUs for the three months ended March 31, 2023 and March 31, 2022, respectively. We recorded $1.4 million and $1.7 million of share-based compensation expense related to PSUs for the three months ended March 31, 2023 and March 31, 2022, respectively. Share-based compensation expense for both RSUs and PSUs is included in “Compensation and benefits” in the consolidated statements of operations.
Unrecognized compensation expense as of March 31, 2023 and December 31, 2022 was $27.9 million and $29.9 million, respectively, for the RSUs and PSUs. The unrecognized compensation expense as of March 31, 2023 and December 31, 2022 will be recognized over a weighted-average period of 2.02 years and 2.05 years, respectively.
RSU and PSU Activity
The following tables summarize RSU and PSU activity under the 2021 Incentive Plan for the three months ended March 31, 2023 (in thousands, except per unit data):

RSUs and PSUs	Number of RSUs and PSUs	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	13,782	2.05	$4.05
Granted	4,511		$1.48	$6,677
Forfeited	(763)
Vested	(2,451)
Outstanding as of March 31, 2023	15,079	2.02	$3.28
During the three months ended March 31, 2023, we recorded $2.1 million of share-based compensation expense related to the accelerated vesting for certain employees that were terminated, which is included in “Restructuring expenses” in the consolidated statements of operations. We also recorded reversal of share-based compensation expense of $0.3 million during the three months ended March 31, 2023 for forfeitures of RSUs, primarily related to the Company's restructuring efforts.
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
Upon consummation of the VIH Business Combination, the 76,475,000 outstanding preferred incentive units and 23,219,745 outstanding common incentive units were converted into 17,473,362 common incentive units, and the 10,811,502 outstanding participation units were converted into 1,197,250 participation units. Contemporaneously with the conversion, approximately one-third of the awards in the Opco Plan vested. The second tranche vested on the one-year anniversary of the Closing Date and the third tranche will vest on the two-year anniversary of the Closing Date, although under the terms of the Opco Plan, employees who are terminated without cause after the Closing Date will vest in the unvested portion of their awards immediately upon their termination date.
Unit-Based Compensation Expense
Unit-based compensation expense for the three months ended March 31, 2023 and March 31, 2022, was as follows (in thousands):

Type of unit	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Common incentive unit	$542	$1,058
Participation unit	138	(961)
Total	$680	$97
Unrecognized compensation expense as of March 31, 2023 was $0.8 million for common incentive units. The unrecognized compensation expense will be recognized over a weighted-average period of 0.54 years. There was no unrecognized compensation expense for participation units as of March 31, 2023.
Unrecognized compensation expense as of December 31, 2022 was $1.4 million for common incentive units. The unrecognized compensation expense will be recognized over a weighted-average period of 0.79 years. There was no unrecognized compensation expense for participation units as of December 31, 2022.

Unit Activity
The following table summarizes common incentive unit activity under the Opco Plan for the three months ended March 31, 2023 (in thousands, except per unit data):

Common Incentive Units	Number of Common Incentive Units	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	8,294	0.79	$6.30	$67,635
Granted	—
Forfeited	—
Exchanged	(203)
Outstanding as of March 31, 2023	8,091	0.54	$6.30	$65,980

The following table summarizes common incentive unit activity under the Opco Plan for the three months ended March 31, 2022 (in thousands, except per unit data):

Common Incentive Units	Number of Common Incentive Units	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	16,339	1.79	$6.30	$133,240
Granted	—
Forfeited	(269)
Exchanged	—
Outstanding as of March 31, 2022	16,070	1.54	$6.30	$131,050
There were no participation units granted during the three months ended March 31, 2023 or March 31, 2022. As of March 31, 2023 and December 31, 2022, the total number of participation units outstanding was 0.2 million and 0.2 million, respectively. The fair value of the participation units as of March 31, 2023 and December 31, 2022 was 0.4 million and 0.3 million, respectively. We made cash payments of less than $0.1 million to settle vested participation units during the three months ended March 31, 2023. We did not make any cash payments to settle vested participation units during the three months ended March 31, 2022. Participation units are settled in cash and the balance is recorded within other current liabilities and other noncurrent liabilities as described in Note 6.
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
12.Net Loss per share
Basic earnings per share is based on the weighted average number of shares of Class A common stock issued and outstanding. Diluted earnings per share is based on the weighted average number shares of Class A common stock issued and outstanding and the effect of all dilutive common stock equivalents and potentially dilutive share-based awards outstanding. There is no difference in the number of shares used to calculate basic and diluted shares outstanding due to our net loss position. The potentially dilutive securities that would be anti-dilutive due to our net loss are not included in the calculation of diluted net loss per share attributable to controlling interest.
The following is a reconciliation of the denominators of the basic and diluted per share computations for net loss (in thousands, except share and per share data):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net Loss per share:
Numerator – basic and diluted:
Net loss	$(44,859)	$(43,321)
Less: Net loss attributable to noncontrolling interest	(30,883)	(36,193)
Net loss attributable to Bakkt Holdings, Inc. – basic	(13,976)	(7,128)
Net loss and tax effect attributable to noncontrolling interests	—	(28,787)
Net loss attributable to Bakkt Holdings, Inc. – diluted	$(13,976)	$(35,915)

Denominator – basic and diluted:
Weighted average shares outstanding – basic	81,879,315	57,164,421
Weighted average shares outstanding – diluted	81,879,315	258,617,587

Net loss per share – basic	$(0.17)	$(0.12)
Net loss per share – diluted	$(0.17)	$(0.14)
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

The following table summarizes the total potential common shares excluded from diluted loss per common share as their effect would be anti-dilutive (in thousands):

As of March 31, 2023
RSUs and PSUs	15,079
Public warrants	7,141
Opco warrants	793
Opco unvested incentive units	2,130
Opco common units	181,150
Total	206,293
13.Capital Requirements
Bakkt Trust is subject to certain regulatory capital requirements imposed by the NYDFS. These capital requirements require Bakkt Trust to maintain positive net worth at the greater of $15.0 million or the sum of the required percentage established for transmitted assets, cold wallet, and hot wallet custody assets. As of March 31, 2023 and December 31, 2022, Bakkt Trust had determined that $16.5 million should be set aside to satisfy these requirements, which is reflected as “Restricted cash” in the consolidated balance sheets.
Bakkt Clearing, LLC ("Bakkt Clearing") was registered as a futures commission merchant (“FCM”) with the Commodity Futures Trading Commission (“CFTC”) and was a member of the National Futures Association (“NFA”). Bakkt Clearing was subject to CFTC Regulation 1.17 and the NFA capital requirements. Under these requirements, it was generally required to maintain “adjusted net capital” equivalent to the greater of $1.0 million or the sum of 8 percent of customer and noncustomer risk maintenance margin requirements on all positions, as defined. On May 20, 2022, we withdrew Bakkt Clearing's registration with the CFTC and membership in the NFA, which was effective on June 20, 2022. Accordingly, as of March 31, 2023, Bakkt Clearing was no longer required to maintain capital under the rules described above.
Bakkt Marketplace is required to maintain tangible net worth of a minimum amount. Several states have adopted the Model Money Transmission Modernization Act, which defined tangible net worth as the aggregate assets of a licensee excluding all intangible assets, less liabilities. In addition to the tangible net worth requirement, Bakkt Marketplace is also required to maintain tangible member's equity of a minimum amount, plus the amount of customer funds held in transit since it holds a number of money transmitter licenses and has a virtual currency license (or “BitLicense”) from the NYDFS, which subjects it to NYDFS’ oversight with respect to such business activities conducted in New York State and with New York residents. Tangible member's equity is member's equity minus intangible assets, and is equivalent to tangible net worth. Bakkt Marketplace is also required to maintain positive net worth equal to its wind-down costs, or expected costs associated with the orderly wind-down of the business. As of March 31, 2023 and December 31, 2022, wind-down costs amounted to $6.1 million and $7.1 million, respectively.
As of March 31, 2023 and December 31, 2022, tangible net worth was $65.5 million and $27.7 million, respectively, which was in excess of wind-down costs, tangible net worth, and tangible member's equity requirements.
The minimum capital requirements to which our subsidiaries are subject may restrict their ability to transfer cash. We may also be required to transfer cash to our subsidiaries such that they may continue to meet these minimum capital requirements.

14.Commitments and Contingencies
401(k) Plan
We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Both Company and employee contributions to the 401(k) plan are discretionary. For the three months ended March 31, 2023 and March 31, 2022, we recorded approximately $1.0 million and $0.7 million, respectively, of expenses related to the 401(k) plan, which is included in "Compensation and benefits" in the consolidated statement of operations.
Tax Receivable Agreement
The Company is party to a TRA with certain Opco equity holders. As of March 31, 2023, the Company has not recorded a liability under the TRA related to the income tax benefits originating from the exchanges of Opco common units as it is not probable that the Company will realize such tax benefits. The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. Should the Company determine that the payment of the TRA liability becomes probable at a future date based on new information, any changes will be recorded on the Company's condensed consolidated statement of operations and comprehensive loss at that time.
Litigation
As described above, in October 2021, we completed the VIH Business Combination with VIH, pursuant to which VIH changed its name to Bakkt Holdings, Inc. and the current directors and officers of the Company replaced the directors and officers in place prior to the VIH Business Combination. On April 21, 2022, a putative class action was filed against Bakkt Holdings, Inc. and certain of its directors and officers prior to the VIH Business Combination in the U.S. District Court for the Eastern District of New York on behalf of certain purchasers of securities of VIH and/or purchasers of Bakkt Class A common stock issued in connection with the VIH Business Combination. On August 3, 2022, the Court appointed lead plaintiffs and lead counsel and on October 18, 2022, lead plaintiffs filed an amended complaint (the "Amended Complaint"). The Amended Complaint alleges that VIH made false or misleading statements and omissions of material fact in the registration statement and prospectus/proxy statement filing in connection with the VIH Business Combination and in other SEC filings made by VIH, in violation of federal securities laws in connection with disclosures relating to certain of VIH’s financial statements, accounting, and internal controls and that, as a result, VIH securities traded at artificially inflated prices. Plaintiffs sought certification of a class of purchasers of (1) VIH/Bakkt’s publicly traded securities between March 31, 2021 and November 19, 2021, and/or (2) Bakkt’s publicly traded securities pursuant and/or traceable to the registration statement. The Amended Complaint sought damages, as well as fees and costs. The Amended Complaint named as defendants only one current director, and no current officers, of Bakkt. On March 14, 2023, the parties reached a settlement in principle. On April 12, 2023, the parties completed a stipulation of settlement resolving the litigation for $3.0 million, subject to Court approval. A motion for preliminary approval was filed with the Court on April 17, 2023. We expect the settlement will be covered by our insurance less our contractual retention.
On February 20, 2023, a derivative action related to the foregoing class action was filed against Bakkt Holdings, Inc. and all of its directors in the U.S. District Court for the Eastern District of New York.
Prior to its acquisition by the Company, Apex Crypto received requests from the SEC for documents and information about certain aspects of its business, including the operation of its trading platform, processes for listing assets, the classification of certain listed assets, and relationships with customers and service providers, among other topics. Based on the ongoing nature of this matter, the outcome remains uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.
Other legal and regulatory proceedings have arisen and may arise in the ordinary course of business. However, we do not believe that the resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows. However, future results could be materially and adversely affected by new developments relating to the legal proceedings and claims
Commercial Purchasing Card Facility
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
On April 7, 2022, we entered into a corporate card services agreement with Bank of America to provide a new purchasing card facility. Total borrowing capacity under the facility is $35.0 million and there is no defined maturity date. Expenditures made using the purchasing card facility are payable monthly, are not subject to formula-based restrictions and do not bear interest if amounts outstanding are paid when due and in full. The purchasing card facility requires us to maintain a concentration account with the lender subject to a minimum liquidity maintenance requirement of $7.0 million as collateral along with the accounts receivable of our subsidiary, within the loyalty business. Bakkt Holdings, Inc. serves as the guarantor on behalf of our subsidiary under the commercial purchasing card facility. We began using the purchasing card facility in August 2022.
Purchase Obligations
In December 2021, we entered into a four-year cloud computing arrangement which includes minimum contractual payments due to the third-party provider. During the three months ended March 31, 2023, we entered into a five-year strategic marketing agreement which required a committed spend. As of March 31, 2023, our outstanding purchase obligations consisted of the following future minimum commitments (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Purchase obligations	$4,050	$19,100	$900	$—	$24,050
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

Our effective tax rate of less than (0.1)% for the three months ending March 31, 2023 differs from statutory rates primarily due to the noncontrolling interest that is not taxed to the Company and the absence of taxable income available to realize the Company’s net operating losses and other deferred tax assets.
Our effective tax rate of 6.8% for the three months ending March 31, 2022 differs from statutory rates primarily due to the loss allocated to noncontrolling interest that is not taxed to the Company and the non-deductible fair value gains and losses related to the changes in our warrant liability.
Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our realizability of our deferred tax assets, in each jurisdiction, is dependent upon the generation of future taxable income sufficient to utilize the deferred tax assets on income tax returns, including the reversal of existing temporary differences, historical and projected operating results and tax planning strategies. As of March 31, 2023 and December 31, 2022, the Company believed it was not more likely that not that the net deferred tax assets would be realizable and thus has maintained a full valuation allowance.
The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company had no unrecognized tax benefits or related interest and penalties accrued as of March 31, 2023 or December 31, 2022.
16.Fair Value Measurements
Financial assets and liabilities that are measured at fair value on a recurring basis are classified as Level 1 and Level 2 as follows (in thousands):

	As of March 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury debt securities	$66,789	$66,789	$—	$—
Safeguarding asset for crypto	26,055	—	26,055	—
Total Assets	$92,844	$66,789	$26,055	$—

Liabilities:
Safeguarding obligation for crypto	$26,055	$—	$26,055	$—
Warrant liability—public warrants	1,785	1,785	—	—
Total Liabilities	$27,840	$1,785	$26,055	$—

	As of December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury debt securities	$141,062	$141,062	$—	$—
Safeguarding asset for crypto	15,792	—	15,792	—
Total Assets	$156,854	$141,062	$15,792	$—

Liabilities:
Safeguarding obligation for crypto	$15,792	$—	$15,792	$—
Warrant liability—public warrants	785	785	—	—
Total Liabilities	$16,577	$785	$15,792	$—

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
Our investments in debt securities consist of U.S. Treasury debt securities held in the custody of a major financial institution. As of March 31, 2023, the Company’s investment in available-for-sale debt securities was determined to be a Level 1 investment based on quoted prices in active markets and was recorded in the consolidated balance sheet at fair value.
The fair value of the safeguarding obligation for crypto and the corresponding safeguarding asset for crypto was determined using the mid-point of a bid-ask spread in the market we determine to be the principal market for the related crypto as of March 31, 2023, which we determined was a Level 2 input.
Our public warrant liability is valued based on quoted prices in active markets and is classified within Level 1.
17.Leases
The Company leases real estate for office space under operating leases and office equipment under finance leases. On March 15, 2023, we signed an amendment to our Scottsdale, Arizona lease that extended the lease term. The amended lease has a term of 90 months and total fixed lease payments over the term of the amended lease are $5.7 million. During the year ended December 31, 2022, we entered into a new real estate lease for office space in New York, New York, that commenced on January 31, 2022. The lease has a term of 94 months and the total fixed lease payments over the term of the lease are $7.3 million. On April 25, 2022, we signed a lease agreement for call center office space in Alpharetta, Georgia. On May 12, 2022, we executed our option to lease additional space for the Alpharetta call center. The call center lease commenced on June 3, 2022. The lease has a term of 47 months and total fixed lease payments over the term of the lease are $5.9 million. We consider a lease to have commenced on the date when we are granted access to the leased asset. Several of these leases include escalation clauses for adjusting rentals. As of March 31, 2023, we do not have any active finance leases.
Our real estate leases have remaining lease terms as of March 31, 2023 ranging from 37 months to 114 months, with three of our leases containing an option to extend the term for a period of 5 years exercisable by us, which we are not reasonably certain of exercising at commencement. None of our leases contain an option to terminate the lease without cause at the option of either party during the lease term. Certain of our equipment leases provide us with the option to purchase the asset at the fair market value.
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
We have elected the practical expedient under which lease components would not be separated from the non-lease components for all our classes of underlying assets. Accordingly, each lease component and the non-lease components related to the lease component are accounted for as a single lease component. The weighted average remaining lease term for our operating leases was approximately 91 months, and the weighted average discount rate for our operating leases was

5.3%. We were party to short-term leases during three months ended March 31, 2023 and March 31, 2022, which resulted in less than $0.1 million of rent expense, respectively.
18. Safeguarding Obligation For Crypto
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
As of March 31, 2023, we have a safeguarding obligation for crypto of $26.1 million. The safeguarding liability, and corresponding safeguarding asset for crypto on the balance sheet, are measured at the fair value of the crypto held for our customers. We are not aware of any actual or possible safeguarding loss events as of March 31, 2023. Therefore, the safeguarding obligation for crypto and the related safeguarding asset for crypto are recorded at the same amount.
We are responsible for holding the following crypto on behalf of our customers as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Bitcoin	$25,941	$15,717
Ether	114	75
Safeguarding obligation for crypto	$26,055	$15,792

Safeguarding asset for crypto	$26,055	$15,792
19.Investment in Debt Securities
We have investments in certain debt securities, which we record at fair value and present as "Available-for-sale securities" in the consolidated balance sheets.
Unrealized gains and temporary losses, net of related taxes, are included in accumulated other comprehensive income (loss) ("AOCI"). Upon realization, those amounts are reclassified from AOCI to earnings. The amortization of premiums and discounts on the investments are included in our results of operations. Realized gains and losses are calculated based on the specific identification method. We classify our investments as current or noncurrent based on the nature of the investments and their availability for use in current operations.
The cost basis and fair value of available-for-sale debt securities with unrealized gains and losses included in “Accumulated other comprehensive loss” in the consolidated balance sheets were as follows (in thousands):

	March 31, 2023			December 31, 2022
Available-for-sale securities	Cost Basis	Unrealized Gains/(Losses), net	Fair Value	Cost Basis	Unrealized Gains/(Losses), net	Fair Value
Government debt
U.S. treasury bonds	66,954	(165)	66,789	141,003	59	141,062
Total available-for-sale securities	$66,954	$(165)	$66,789	$141,003	$59	$141,062

	March 31, 2023		December 31, 2022
Available-for-sale securities in an unrealized loss position	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt
U.S. treasury bonds:
Less than 12 months(1)	$39,744	$(211)	$39,574	$(381)
12 months or more(1)	—	—	—	—
Total available-for-sale securities	$39,744	$(211)	$39,574	$(381)

(1) Indicates the length of time that individual securities have been in a continuous unrealized loss position.
The unrealized losses on our investments in government debt securities relate to changes in interest rates since the time of purchase. We do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their respective amortized cost basis. In addition, there were no credit losses on these investments as of March 31, 2023.
The cost basis and fair value of available-for-sale debt securities at March 31, 2023, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	March 31, 2023
	Cost Basis	Fair Value
Due in one year or less	$66,954	$66,789
Due after one year through five years	—	—
Total debt securities - available-for-sale	$66,954	$66,789
20.Subsequent Events
We have evaluated subsequent events and determined that no other events or transactions, other than those disclosed above, met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of financial condition and results of operations should be read together with the accompanying consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which is incorporated herein by reference. References in this section to “we,” “us,” “our,” “Bakkt” or the “Company” and like terms refer to Bakkt Holdings, Inc. and its subsidiaries for the three months ending March 31, 2023, unless the context otherwise requires. Some of the information contained in this discussion and analysis or set forth elsewhere in this document, including information with respect to our plans and strategy for our business, includes forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed above in “Cautionary Statement Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.”
Overview
In this section and elsewhere in this Report, we use the following terms, which are defined as follows:
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
Recent Developments
On February 8, 2023, we acquired 100% of the units of Bumped Financial, LLC ("Bumped"), a broker-dealer registered with the SEC and the Financial Industry Regulatory Authority, Inc., for cash consideration of $631,000.

On November 2, 2022, we entered into a definitive agreement with Apex Fintech Solutions, Inc. ("AFS") pursuant to which we agreed to acquire all of the membership interests of Apex Crypto, a financial technology company with an integrated crypto trading platform, for consideration consisting of an initial purchase price of $55.0 million in cash, up to $45.0 million in shares of our Class A common stock that may be earned if Apex Crypto achieves certain profitability growth targets for the fourth quarter of 2022, and up to an additional $100.0 million in shares of our Class A common stock depending on Apex Crypto's achievement of certain financial targets through 2025. On November 2, 2022, we and certain parties related to the seller also entered into a Stockholders' Agreement whereby such counterparties agreed to certain lock-up, standstill, and short sale restrictions. The acquisition closed on April 1, 2023. Apex Crypto's profitability in the fourth quarter of 2022 resulted in the issuance of $9.0 million in shares of our Class A common stock based on the earn-out target mechanics. This acquisition is expected to provide immediate scale and meaningful transaction volume from Apex Crypto's active partner base. We expect to leverage Apex Crypto's proprietary trading platform and existing relationships with liquidity providers to provide a wider range of assets and competitive pricing to our customers. In connection with the integration of Apex Crypto, we expect to delist certain of the crypto assets currently traded on Apex Crypto's platform.
Key Factors Affecting Our Performance
Growing Our Client Base
Our ability to increase our revenue stream depends on our ability to grow clients on our platform. We collaborate with leading brands and have built an extensive network across numerous industries including financial institutions, merchants and travel and entertainment. To date, management has been focused on building through clients within a business-to-business-to-consumer (“B2B2C”) model. Our goal is to provide these clients opportunities to leverage our capabilities either through their existing environment or by leveraging our platform. Our acquisition of Apex Crypto complements our B2B2C growth strategy by broadening our business partnerships to fintechs and neo-banks. Our ability to grow our client and revenue base through the Apex Crypto acquisition is dependent on successful integration of the businesses post-transaction close.
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
General Economic and Market Conditions
Our performance is impacted by the strength of the overall macroeconomic environment and crypto market conditions, which are beyond our control. Negative market conditions hinder client activity, including extended decision timelines around implementing crypto strategies. In 2022, the crypto markets were impacted by, among other things, significant volatility in cryptoasset prices, bankruptcies of several cryptocurrency exchanges, regulatory actions and adverse publicity. Although we did not have any exposure to the companies that halted activities in 2022, we were nonetheless impacted by the broader conditions in the crypto markets. In addition, during 2022 and 2023, macroeconomic conditions—including rising interest rates, spikes in inflation rates and market volatility, along with geopolitical concerns, including the war in Ukraine and the sanctions and other measures that have been and continue to be imposed in response to the war—created uncertainty and volatility in the global economy. We expect the macroeconomic environment and the state of the crypto markets to remain dynamic in the near-term, and we will continue to monitor macroeconomic and crypto market conditions, and the potential impacts that any of the foregoing may have on our business.

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
Safeguarding Obligation Liability and Safeguarding Asset Related to Crypto Held for Other Parties
As detailed in Note 18 in the unaudited consolidated financial statements included in this Report, upon the adoption of Staff Accounting Bulletin 121 (“SAB 121”), we recorded a safeguarding obligation liability and a corresponding safeguarding asset related to the crypto held for other parties. As of March 31, 2023, the safeguarding obligation liability related to cryptoassets held for other parties was approximately $26.1 million. We have taken steps to mitigate the potential risk of loss for the crypto we hold for other parties, including holding insurance coverage specifically for certain crypto incidents and using secure cold storage to store the vast majority of crypto that we hold. SAB 121 also asks us to consider the legal ownership of the crypto held for other parties, including whether the crypto held for other parties would be available to satisfy general creditor claims in the event of our bankruptcy.
The legal rights with respect to crypto held on behalf of third parties by a custodian, such as us, upon the custodian’s bankruptcy have not yet been settled by courts and are highly fact-dependent. However, based on the terms of our terms of service and applicable law, in the event that we were to enter bankruptcy, we believe the crypto that we hold in custody for users of our platform should be respected as users’ property (and should not be available to satisfy the claims of our general creditors). We do not allow users to purchase crypto on margin, and crypto held on our platform does not serve as collateral for margin loans. We hold crypto in custody for users in one or more omnibus crypto wallets; we do not presently utilize third-party custodians. We hold cryptographic key information and maintain internal record keeping for the crypto we hold in custody for users, and we are obligated to secure such assets from loss or theft. Our contractual arrangements state that our customers and clients retain legal ownership of the crypto custodied by us on their behalf; they also benefit from the rewards and bear the risks associated with their ownership, including as a result of any price fluctuations. We have been monitoring and will continue to actively monitor legal and regulatory developments and may consider further steps, as appropriate, to support this contractual position so that in the event of our bankruptcy, the crypto custodied by us should not be deemed to be part of our bankruptcy estate. We do not expect potential future cash flows associated with the crypto safeguarding obligation liability.
Key Performance Indicators
We use two key performance indicators (“KPIs”) that are key to understanding our business performance, as they reflect the different ways we enable clients to engage with our platform.
•Transacting accounts. We define transacting accounts as unique accounts that perform transactions on our platform each month. We use transacting accounts to reflect how users across our platform use the variety of services we offer, such as redeeming loyalty points for travel or merchandise, buying and selling crypto to facilitate everyday purchases, or converting loyalty points to cash or gift cards. There were 0.7 million unique monthly transacting accounts during the three months ending March 31, 2023.
•Digital asset conversion volume. This KPI refers to the dollar value of transaction volume across our platform, including loyalty redemption and crypto buy/sell transactions. Our loyalty point and notional traded crypto volume was $193 million during the three months ending March 31, 2023.
Results of Operations
The following table is our consolidated statements of operations for the three months ended March 31, 2023 and March 31, 2022, respectively, (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Revenues:
Net revenues (includes related party net revenues of $1 and $20, respectively)	$12,986	$12,532
Operating expenses:
Compensation and benefits	34,144	35,088
Professional services	2,378	4,675
Technology and communication	5,718	4,358
Selling, general and administrative	6,709	9,435
Acquisition-related expenses	776	516
Depreciation and amortization	3,063	5,851
Related party expenses	600	367
Restructuring expenses	4,251	—
Other operating expenses	795	728
Total operating expenses	58,434	61,018
Operating loss	(45,448)	(48,486)
Interest income, net	1,624	61
(Loss) gain from change in fair value of warrant liability	(1,000)	2,428
Other expense, net	(17)	(462)
Loss before income taxes	(44,841)	(46,459)
Income tax benefit (expense)	(18)	3,138
Net loss	$(44,859)	$(43,321)
Less: Net loss attributable to noncontrolling interest	(30,883)	(36,193)
Net loss attributable to Bakkt Holdings, Inc.	(13,976)	(7,128)

Net loss per share attributable to Class A common stockholders.
Basic	$(0.17)	$(0.12)
Diluted	$(0.17)	$(0.12)

Three Months Ended March 31, 2023 compared to Three Months Ended March 31, 2022
Financial Summary
The three months ended March 31, 2023 included the following notable items relative to the three months ended March 31, 2022:
•Revenue increased $0.5 million, or 4%, primarily driven by an increase transaction revenue from the loyalty redemption business; and
•Operating expenses decreased $2.6 million primarily driven by lower depreciation and amortization and reduced marketing expenses.
Revenue

($ in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	$ Change	% Change
Net revenues	$12,986	$12,532	$454	3.6%
Net Revenues
Net revenues consist of transaction revenue and subscription and service revenue. We receive revenue when consumers use our services to buy, sell, and redeem crypto and loyalty points. We generate revenue across our platform in the following key areas:
•Subscription and service revenue: We receive a recurring subscription revenue stream from client platform fees as well as service revenue from software development fees and call center support.
•Transaction revenue: We generate transaction revenue through loyalty redemption volumes where we receive a percentage fee based on the volume and from crypto buy/sell trades where we earn a spread on both legs of the transaction.
Our revenue has seasonality and is typically higher in the fourth quarter, driven by holiday spending and the booking of travel. Revenue generated from our crypto services has been immaterial to date. However, we expect that transaction and subscription revenue from crypto trades will be significant drivers of our business, and we expect those revenues to increase as we grow our client base and our customers. As a result, over time, we expect loyalty revenue, which has been the source of substantially all of our revenue historically, to decrease as a percentage of overall revenue as the revenue from our other product and service offerings grows.
Net revenues increased by $0.5 million, or 3.6%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was comprised of $1.0 million of increased transaction revenue, offset by $0.5 million of decreased subscription and service revenue. The increase in transaction revenue was primarily driven by higher customer activity in our loyalty redemption services business. The decrease in subscription and service revenue was related to reduced development services.
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

Compensation and Benefits

($ in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	$ Change	% Change
Compensation and Benefits	$34,144	$35,088	$(944)	(2.7%)
Compensation and benefits expense include all salaries and benefits, compensation for contract labor, incentive programs for employees, payroll taxes, share-based and unit-based compensation and other employee related costs. Compensation and benefits expense is the most significant component of our operating expenses, and we expect this will continue to be the case after the restructuring actions we took in the fourth quarter of 2022 and the first quarter of 2023.
Headcount increased year over year across functions as we invested in strengthening our service offerings and enhancing our systems, processes, and controls. Our restructuring actions have re-set our expense base to meet current market demand, and we expect to limit future hiring and leverage the team we have built to date as well as our Apex Crypto acquisition to execute our growth strategy. Accordingly, we expect that our compensation and expenses will decrease as a percentage of our revenue over time. Compensation and benefits decreased by $0.9 million, or 2.7%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily due to a decrease of $6.6 million in non-cash compensation and incentive bonuses and a decrease of $2.6 million in contract labor for software development costs, partially offset by an increase of $5.6 million in salaries, wages and benefits and $2.6 million in capitalized software development costs.
Professional Services

($ in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	$ Change	% Change
Professional Services	$2,378	$4,675	$(2,297)	(49.1%)
Professional services expense includes fees for accounting, legal and regulatory fees. Professional services decreased by $2.3 million, or 49.1%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily due to a decrease of $1.3 million in audit and tax fees, $0.6 million in legal fees and $0.4 million in other professional fees.
Technology and Communication

($ in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	$ Change	% Change
Technology and Communication	$5,718	$4,358	$1,360	31.2%
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
Technology and communications expense also includes fees paid for access to external market data and associated licensing costs, which may be impacted by growth in electronic contract volume, our capacity requirements, changes in the number of telecommunications hubs, and connections with customers to access our electronic platforms directly. Technology and communications expense increased by $1.4 million, or 31.2%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The increase was primarily due to an increase of $1.2 million in hardware and software license fees.

Selling, General and Administrative

($ in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	$ Change	% Change
Selling, General and Administrative	$6,709	$9,435	$(2,726)	(28.9%)
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
Selling, general and administrative costs decreased by $2.7 million, or 28.9%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily due to a $2.9 million reduction of marketing expenses. In 2022, the majority of marketing expenses were web-based promotional campaigns associated with our direct to consumer app, which we retired in the first quarter of 2023. We expect marketing efforts going forward to reflect our B2B2C focus and we will scale investments up or down depending on market conditions and opportunities.
Acquisition-related Expenses

($ in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	$ Change	% Change
Acquisition-related expenses	$776	$516	$260	50.4%
Acquisition-related expenses increased by $0.3 million, or 50.4%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Acquisition-related expenses for the three months ended March 31, 2023 consist of fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms related to the acquisitions of Apex Crypto and Bumped. The amount and timing of acquisition-related expenses is expected to vary across periods based on potential transaction activities.
Depreciation and Amortization

($ in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	$ Change	% Change
Depreciation and amortization	$3,063	$5,851	$(2,788)	(47.6%)
Depreciation and amortization expense consists of amortization of intangible assets from business acquisitions, internally developed software and depreciation of purchased software and computer and office equipment over their estimated useful lives. Intangible assets subject to amortization consist primarily of acquired technology and client relationships from the VIH Business Combination. Depreciation and amortization decreased by $2.8 million, or 47.6%, for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The decrease was primarily due to lower net book values of intangible assets after impairments were recorded in 2022.

Restructuring Expenses

($ in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	$ Change	% Change
Restructuring expenses	$4,251	$—	$4,251	n/m
Restructuring expenses of $4.3 million during the three months ended March 31, 2023 consist of severance costs and accelerated vesting of non-cash compensation as part of our business simplification initiatives to focus on capabilities with strong product market fit and scalability.
(Loss) gain from Change in Fair Value of Warrant Liability

($ in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	$ Change	% Change
(Loss) gain from change in fair value of warrant liability	$(1,000)	$2,428	$(3,428)	n/m
We recorded a loss of $1.0 million during the three months ended March 31, 2023 for the change in fair value on the revaluation of our warrant liability associated with our public warrants. We recorded a gain of $2.4 million during the three months ended March 31, 2022 for the change in fair value on the revaluation of our warrant liability associated with our public warrants. These are non-cash losses and gains and are driven by fluctuations in the market price of our public warrants.
Other income (expense), net

($ in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	$ Change	% Change
Other income (expense), net	$(17)	$(462)	$445	(96.3%)
Other income (expense), net primarily consists of non-operating gains and losses. During the three months ended March 31, 2023, we had expense of less than $0.1 million primarily related to foreign currency translation. During the three months ended March 31, 2022, we recorded expense of $0.5 million primarily related to foreign currency translation.
Income tax benefit (expense)

($ in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	$ Change	% Change
Income tax benefit (expense)	$(18)	$3,138	$(3,156)	n/m
Income tax expense during the three months ended March 31, 2023 primarily consists of current state tax expense related to certain state jurisdictions wherein we are required to file income tax returns during the period. Income tax benefit during the three months ended March 31, 2022 primarily consists of deferred tax benefit from net loss allocated to Bakkt Holdings, Inc. during the period.
Liquidity and Capital Resources
As of March 31, 2023, we had $50.8 million and $19.3 million of cash and cash equivalents and restricted cash, respectively. As of March 31, 2023, we also had $67.2 million of cash in escrow for the funding of the Apex acquisition, which closed on April 1, 2023. Additionally, as of March 31, 2023, we had $66.8 million of available-for-sale debt securities that mature over the next 3 to 6 months. Cash and cash equivalents consist of cash deposits at banks and money market funds. Restricted cash is held to satisfy certain minimum capital requirements pursuant to regulatory requirements.

We intend to use our unrestricted cash and proceeds from maturity of available-for-sale debt securities to (i) maintain our sales and marketing efforts and activate crypto clients, (ii) maintain our research and product development efforts, and (iii) optimize our technology infrastructure and operational support. We expect to limit future hiring and leverage the team we have built to date as well as our Apex Crypto acquisition to execute our growth strategy. Excluding the cash purchase price to acquire Apex Crypto, we expect our cash usage in 2023 to decline from 2022 levels driven by the combined impact of increased revenue and expense reductions related to the completion of large-dollar investments in 2022 and benefits from restructuring actions. In addition, we may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies or intellectual property rights. However, we have no agreements or commitments with respect to any such acquisitions or investments at this time.
Our expected uses of available funds are based upon our present plans, objectives and business condition. We have not determined all of the particular uses for the available funds, and management has not estimated the amount of funds, or the range of funds, to be used for any particular purpose. As a result, our management retain broad discretion over the available funds.
Our future cash requirements will depend on many factors, including our revenue growth rate, the timing and extent of hiring and associated overhead to support projected growth in our business, sales and marketing costs to drive revenue growth, and software development investments to continue adding features and functionality to our technology platforms to align with market needs. We expect to augment our personnel with employees acquired in the Apex Crypto transaction. We believe that we substantially completed the necessary investment in our platforms in 2022, which enables us to simplify our organization and focus on the core capabilities that are critical to our strategy.
Depending on the foregoing and other factors that may affect our business in the future, we may be required to seek additional capital contributions or debt financing in the future. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net cash used in operating activities	$(47,241)	$(33,156)
Net cash provided by (used in) investing activities	$69,699	$(3,122)
Net cash provided by financing activities	$—	$1
Operating Activities
Since our inception, we have yet to achieve positive cash flow from operations. Our primary uses of cash include compensation and benefits for headcount-related expenses, investment in software and product development of our technology platforms, and associated non-headcount technology and communication cost to develop, operate and support our customer-facing technology platforms.
Net cash flows used in operating activities of $47.2 million for the three months ended March 31, 2023 was primarily related to our net loss of $44.9 million and net cash outflows resulting from changes in our operating assets and liabilities of $15.4 million, offset by non-cash charges of $13.0 million. Net cash outflows from changes in our operating assets and liabilities for the three months ended March 31, 2023 resulted primarily from a $16.0 million decrease of accounts payable and accrued liabilities, which was partially offset by a decrease in prepaid insurance of $4.3 million. The non-cash charges primarily consisted of share-based compensation of $7.2 million and depreciation and amortization of $3.1 million.
Net cash flows used in operating activities of $33.2 million for the three months ended March 31, 2022 is primarily related to our net loss of $43.3 million and changes in our operating assets and liabilities of $4.0 million, offset by non-cash charges of $14.2 million. The non-cash charges primarily consisted of share-based compensation of $13.2 million and depreciation and amortization of $5.9 million, offset by a gain from change in fair value of warrant liability of $2.4 million. Net cash outflows from changes in operating assets and liabilities resulted primarily from an increase in accounts receivables of $1.3 million, a decrease of accounts payable and accrued liabilities of $1.7 million and an increase in other assets and liabilities of $4.3 million, which were partially offset by a decrease in prepaid insurance of $4.3 million
Investing Activities
Net cash flows provided by investing activities of $69.7 million for the three months ended March 31, 2023 consisted of the receipt of $101.0 million of proceeds from the sale of available-for-sale securities, partially offset by the purchase of $27.0 million of available-for-sale debt securities, $3.7 million of capitalized costs of internally developed software for our technology platforms and $0.6 million cash used to acquire Bumped.
Net cash flows used in investing activities of $3.1 million for the three months ended March 31, 2022 consisted of capitalized costs of internally developed software. Capitalized expenditures were primarily related to capitalized expenses associated with internally developed software for our technology platforms.
Financing Activities
We did not have any financing activities during the three months ended March 31, 2023.
Net cash flows provided by financing activities of less than $0.1 million for the three months ended March 31, 2022 resulted from proceeds from the exercise of public warrants.
Tax Receivable Agreement
Concurrently with the completion of the VIH Business Combination, we entered into a Tax Receivable Agreement ("TRA") with certain Bakkt Equity Holders. Pursuant to the TRA, among other things, holders of Bakkt Common Units may, subject to certain conditions, from and after April 16, 2022, exchange such Common Units (along with a corresponding number of shares of our Common Stock), for Class A common stock on a one-for-one basis, subject to the terms of the Exchange Agreement, including our right to elect to deliver cash in lieu of Class A common stock and, in certain cases, adjustments as set forth therein. Bakkt will have in effect an election under Section 754 of the Internal Revenue Code for each taxable year in which an exchange of Bakkt Common Units for Class A common stock (or cash) occurs.
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
The TRA provides for the payment by us to exchanging holders of Bakkt Common Units of 85% of certain net income tax benefits, if any, that we realize (or in certain cases is deemed to realize) as a result of these increases in tax basis related to entering into the TRA, including tax benefits attributable to payments under the TRA. This payment obligation is an obligation of the Company and not of Bakkt. For purposes of the TRA, the cash tax savings in income tax will be computed by comparing our actual income tax liability (calculated with certain assumptions) to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the assets of Bakkt as a result of Bakkt having an election in effect under Section 754 of the Code for each taxable year in which an exchange of Bakkt Common Units for Class A common stock occurs and had we not entered into the TRA. Such change will be calculated under the TRA without regard to any transfers of Bakkt Common Units or distributions with respect to such Bakkt Common Units before the exchange under the Exchange Agreement to which Section 743(b) or 734(b) of the Code applies. As of March 31, 2023, 22,678,761 Opco common units were exchanged for Class A common stock. Based on the

Company's history of taxable losses, the Company has concluded that it is not probable to expect cash tax payments in the foreseeable future and as such, no value has been recorded under the TRA.
Contractual Obligations and Commitments
The following is a summary of our significant contractual obligations and commitments as of March 31, 2023 (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Purchase obligations(1)	$4,050	$19,100	$900	$—	$24,050
Future minimum operating lease payments(2)	4,551	10,794	7,471	13,601	36,417
Total contractual obligations	$8,601	$29,894	$8,371	$13,601	$60,467
(1)Represents minimum commitment payments under a four-year cloud computing arrangement and a separate five-year marketing partnership.
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
The following table presents a reconciliation of net loss, the most directly comparable GAAP operating performance measure, to our Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net loss	$(44,859)	$(43,321)
Depreciation and amortization	3,063	5,851
Interest income, net	(1,624)	(61)
Income tax expense (benefit)	18	(3,138)
EBITDA	(43,402)	(40,669)
Acquisition-related expenses	776	516
Share-based and unit-based compensation expense	7,921	13,347
Cancellation of common units	—	(60)
Loss (gain) from change in fair value of warrant liability	1,000	(2,428)
Restructuring expenses	4,251	—
ICE transition services expense	600	367
Adjusted EBITDA loss	$(28,854)	$(28,927)
Adjusted EBITDA loss for the three months ended March 31, 2023 decreased by less than $0.1 million or (0.3)% as compared to the three months ended March 31, 2022. The increased loss was primarily due to a $5.6 million increase in salaries, wages and benefits resulting from higher headcount to support the projected growth in our business, partially offset by a $2.7 million reduction in selling, general and administrative expenses as part of our efforts to exercise prudent expense management, as well as a $2.3 million reduction in professional services fees.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP, which requires us to make estimates and apply judgments that affect the reported amounts. In our notes to the audited consolidated financial statements, we describe the significant accounting policies used in preparing the consolidated financial statements. Our management has discussed the development, selection, and disclosure of our critical accounting policies and estimates with the Audit Committee of our Board of Directors. For further information about our critical accounting policies and estimates, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K. There have been no material changes to our critical accounting policies and estimates since our Form 10-K.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our audited consolidated financial statements and accompanying notes. We base our estimates and assumptions on various judgments that we believe to be reasonable under the circumstances. The significant estimates and assumptions that affect the financial statements may include, but are not limited to, those that are related to income tax valuation allowances, useful lives of intangible assets and property, equipment and software, fair value of financial assets and liabilities, determining provision for doubtful accounts, valuation of acquired tangible and intangible assets, the impairment of intangible assets and goodwill, and fair market value of Bakkt common units, incentive units and participation units. Actual results and outcomes may differ from management's estimates and assumptions and such differences may be material to our consolidated financial statements.
Recently Issued and Adopted Accounting Pronouncements
Recently issued and adopted accounting pronouncements are described in Note 2 in the unaudited consolidated financial statements included in this Report.

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
Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Prior to its acquisition by the Company, Apex Crypto received requests from the SEC for documents and information about certain aspects of its business, including the operation of its trading platform, processes for listing assets, the classification of certain listed assets, and relationships with customers and service providers, among other topics. Based on the ongoing nature of this matter, the outcome remains uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.
The results of any litigation cannot be predicted with certainty, and an unfavorable resolution in any legal proceedings could materially affect our future business, results of operations, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. For additional information on our ongoing legal proceedings, please refer to Note 14 in our unaudited consolidated financial statements included in this Report.
Item 1A. Risk Factors.
In addition to the information set forth in this Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Form 10-K, which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in our risk factors from those described in our Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Amendment No. 1 To Membership Interest Purchase Agreement, dated as of March 30, 2023, by and among the Company, Bakkt Marketplace, Apex Fintech Solutions Inc. and Apex Crypto, LLC.	8-K	001-39544	2.2	April 3, 2023

3.1	Certificate of Incorporation of the Company, as currently in effect	8-K	001-39544	3.1	October 21, 2021

3.2	By-laws of the Company, as currently in effect	8-K	001-39544	3.2	October 21, 2021

4.1	Registration Rights Agreement, dated as of April 1, 2023, by and between Bakkt Holdings, Inc. and Apex Fintech Solutions Inc.	8-K	001-39544	4.1	April 3, 2023

10.1+*	Form of Performance Unit Agreement under the Bakkt Holdings, Inc. 2021 Omnibus Incentive Plan.

10.2+*	Form of Executive Officer Restricted Stock Unit Agreement under the Bakkt Holdings, Inc. 2021 Omnibus Incentive Plan.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
+     Indicates a management contract or compensatory plan or arrangement.
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

Bakkt Holdings, Inc.

Date: May 11, 2023	By:	/s/ Gavin Michael
Gavin Michael
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 11, 2023	By:	/s/ Karen Alexander
Karen Alexander
Chief Financial Officer (Principal Financial Officer)

Date: May 11, 2023	By:	/s/ Chip Goodroe
Chip Goodroe
Chief Accounting Officer (Principal Accounting Officer)