Form 10-Q
period 2023-06-30
Bakkt Holdings, Inc.
filed 2023-08-10
CIK 1820302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of August 4, 2023, there were 91,345,816 shares of the registrant’s Class A common stock, 183,254,271 shares of Class V common stock, and 7,140,808 public warrants issued and outstanding.

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
•    the expected impacts from our acquisition of Apex Crypto LLC, which we have since renamed Bakkt Crypto Solutions, LLC ("Bakkt Crypto"); and
•    expansion plans and opportunities.
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
•the inability to launch new services and products or to profitably expand into new markets and services, or the inability to continue offering existing services or products;
•the inability to execute our growth strategies, including identifying and executing acquisitions and our initiatives to add new clients;
•our ability to achieve the expected benefits from the acquisition of Bakkt Crypto;

•our failure to comply with extensive government regulation, oversight, licensure and appraisals;
•the uncertain regulatory regime governing blockchain technologies and crypto;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Bakkt Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	As of June 30, 2023 (Unaudited)	As of December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$84,519	$98,332
Restricted cash	24,858	16,500
Customer funds	535	591
Available-for-sale securities	14,911	141,062
Accounts receivable, net	21,015	25,306
Prepaid insurance	15,951	22,822
Safeguarding asset for crypto	659,656	15,792
Other current assets	7,790	6,060
Total current assets	829,235	326,465
Property, equipment and software, net	20,194	19,744
Goodwill	66,877	15,852
Intangible assets, net	67,663	55,833
Deposits with clearinghouse	15,309	15,150
Other assets	24,464	22,458
Total assets	$1,023,742	$455,502
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$52,365	$66,787
Customer funds payable	535	591
Deferred revenue, current	3,761	3,972
Due to related party	1,010	1,168
Safeguarding obligation for crypto	659,656	15,792
Other current liabilities	3,670	3,819
Total current liabilities	720,997	92,129
Deferred revenue, noncurrent	2,503	3,112
Warrant liability	1,428	785
Deferred tax liabilities, net	—	—
Other noncurrent liabilities	38,938	23,402
Total liabilities	763,866	119,428
Commitments and contingencies (Note 14)
Class A common stock ($0.0001 par value, 750,000,000 shares authorized, 91,286,095 shares issued and outstanding as of June 30, 2023 and 80,926,843 shares issued and outstanding as of December 31, 2022)	9	8
Class V common stock ($0.0001 par value, 250,000,000 shares authorized, 183,279,887 shares issued and outstanding as of June 30, 2023 and 183,482,777 shares issued and outstanding as of December 31, 2022)	19	19
Additional paid-in capital	791,205	772,973
Accumulated other comprehensive loss	(166)	(290)
Accumulated deficit	(707,271)	(676,447)
Total stockholders’ equity	83,796	96,263
Noncontrolling interest	176,080	239,811
Total equity	259,876	336,074
Total liabilities and stockholders’ equity	$1,023,742	$455,502

The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Revenues:
Crypto services (includes related party net revenues of $0, $14, $1 and $34 respectively)	$335,333	$661	$335,776	$993
Loyalty services, net	12,296	13,374	25,072	26,110
Total revenues	347,629	14,035	360,848	27,103
Operating expenses:
Crypto costs	331,810	463	332,173	999
Execution, clearing and brokerage fees	2,205	—	2,205	—
Compensation and benefits	27,066	34,247	61,209	69,335
Professional services	2,864	1,910	5,242	6,585
Technology and communication	4,393	4,164	10,111	8,521
Selling, general and administrative	7,566	9,769	14,275	19,203
Acquisition-related expenses	17,016	178	17,792	694
Depreciation and amortization	3,821	6,098	6,884	11,949
Related party expenses	1,512	267	2,112	634
Restructuring expenses	220	—	4,471	—
Other operating expenses	244	490	908	1,219
Total operating expenses	398,717	57,586	457,382	119,139
Operating loss	(51,088)	(43,551)	(96,534)	(92,036)
Interest income, net	701	153	2,326	214
Gain (loss) from change in fair value of warrant liability	357	10,283	(643)	12,711
Other (expense) income, net	(329)	374	(345)	(89)
Loss before income taxes	(50,359)	(32,741)	(95,196)	(79,200)
Income tax (expense) benefit	(152)	5,100	(170)	8,238
Net loss	(50,511)	(27,641)	(95,366)	(70,962)
Less: Net loss attributable to noncontrolling interest	(33,663)	(23,744)	(64,546)	(59,936)
Net loss attributable to Bakkt Holdings, Inc.	$(16,848)	$(3,897)	$(30,820)	$(11,026)

Net loss per share attributable to Class A common stockholders:
Basic	$(0.19)	$(0.05)	$(0.36)	$(0.17)
Diluted	$(0.19)	$(0.05)	$(0.36)	$(0.18)
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net loss	$(50,511)	$(27,641)	$(95,366)	$(70,962)
Currency translation adjustment, net of tax	339	(382)	360	(194)
Unrealized gains (losses) on available-for-sale securities, net of tax	233	(13)	2	(13)
Comprehensive loss	$(49,939)	$(28,036)	$(95,004)	$(71,169)
Comprehensive loss attributable to noncontrolling interest	(33,281)	(24,030)	(64,308)	(60,076)
Comprehensive loss attributable to Bakkt Holdings, Inc.	$(16,658)	$(4,006)	$(30,696)	$(11,093)
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data)
(Unaudited)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	$	Shares	$
Balance as of December 31, 2021	57,164,388	$6	206,271,792	$21	$566,766	$(98,342)	$(55)	$468,396	$1,825,775	$2,294,171
Share-based compensation	—	—	—	—	13,190	—	—	13,190	—	13,190
Unit-based compensation	—	—	—	—	—	—	—	—	1,118	1,118
Forfeiture and cancellation of common units	—	—	(268,522)	—	—	—	—	—	(60)	(60)
Exercise of warrants	100	—	—	—	1	—	—	1	—	1
Currency translation adjustment, net of tax	—	—	—	—	—	—	41	41	147	188
Net loss	—	—	—	—	—	(7,128)	—	(7,128)	(36,193)	(43,321)
Balance as of March 31, 2022	57,164,488	$6	206,003,270	$21	$579,957	$(105,470)	$(14)	$474,500	$1,790,787	$2,265,287
Share-based compensation	—	—	—	—	8,016	—	—	8,016	—	8,016
Unit-based compensation	—	—	—	—	—	—	—	—	1,063	1,063
Forfeiture and cancellation of common units	—	—	(9,693)	—	—	—	—	—	(15)	(15)
Exercise of warrants	100	—	—	—	1	—	—	1	—	1
Shares issued upon vesting of share-based awards, net of tax withholding	624,497	—	—	—	(2,586)	—	—	(2,586)	—	(2,586)
Exchange of Class V shares for Class A shares	17,554,639	2	(17,554,639)	(2)	152,235	—	—	152,235	(152,235)	—
Increase in deferred tax liability from step-up tax basis related to exchanges of Opco Common Units	—	—	—	—	(19,063)	—	—	(19,063)	—	(19,063)
Currency translation adjustment, net of tax	—	—	—	—	—	—	(105)	(105)	(277)	(382)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(4)	(4)	(9)	(13)
Net loss	—	—	—	—	—	(3,897)	—	(3,897)	(23,744)	(27,641)
Balance as of June 30, 2022	75,343,724	$8	188,438,938	$19	$718,560	$(109,367)	$(123)	$609,097	$1,615,570	$2,224,667

Balance as of December 31, 2022	80,926,843	$8	183,482,777	$19	$772,973	$(676,447)	$(290)	$96,263	$239,811	$336,074
Share-based compensation	—	—	—	—	6,713	—	—	6,713	—	6,713
Unit-based compensation	—	—	—	—	—	—	—	—	542	542
Shares issued upon vesting of share-based awards, net of tax withholding	1,495,040	—	—	—	—	—	—	—	—	—
Exchange of Class V shares for Class A shares	202,890	—	(202,890)	—	345	—	—	345	(345)	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	7	7	15	22
Unrealized losses on available-for-sale securities, net of tax	—	—	—	—	—	—	(72)	(72)	(157)	(229)
Net loss	—	—	—	—	—	(13,976)	—	(13,976)	(30,883)	(44,859)
Balance as of March 31, 2023	82,624,773	$8	183,279,887	$19	$780,031	$(690,423)	$(355)	$89,280	$208,983	$298,263
Share-based compensation	—	—	—	—	4,614	—	—	4,614	—	4,614
Unit-based compensation	—	—	—	—	—	—	—	—	377	377
Shares issued upon vesting of share-based awards, net of tax withholding	2,520,711	—	—	—	(2,502)	—	—	(2,502)	—	(2,502)
Shares issued in connection with Apex acquisition	6,140,611	1	—	—	9,062	—	—	9,063	—	9,063
Exchange of Class V shares for Class A shares	—	—	—	—	—	—	—	—	—	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	112	112	227	339
Unrealized losses on available-for-sale securities, net of tax	—	—	—	—	—	—	77	77	156	233
Net loss	—	—	—	—	—	(16,848)	—	(16,848)	(33,663)	(50,511)
Balance as of June 30, 2023	91,286,095	$9	183,279,887	$19	$791,205	$(707,271)	$(166)	$83,796	$176,080	$259,876

The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Cash flows from operating activities:
Net loss	$(95,366)	$(70,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,884	11,949
Non-cash lease expense	1,548	1,091
Share-based compensation expense	11,327	21,206
Unit-based compensation expense	946	(797)
Forfeiture and cancellation of common units	—	(75)
Deferred income taxes	—	(8,248)
Loss on disposal of assets	14	—
Loss (gain) from change in fair value of warrant liability	643	(12,711)
Other	14	171
Changes in operating assets and liabilities:
Accounts receivable	4,291	(3,287)
Prepaid insurance	6,871	8,633
Deposits with clearinghouse	(159)	1
Accounts payable and accrued liabilities	(11,144)	(2,642)
Due to related party	(158)	17
Deferred revenue	(820)	(1,516)
Operating lease liabilities	(1,329)	687
Customer funds payable	(56)	55
Other assets and liabilities	(1,992)	(4,002)
Net cash used in operating activities	(78,486)	(60,430)
Cash flows from investing activities:
Capitalized internal-use software development costs and other capital expenditures	(6,046)	(14,763)
Purchase of available-for-sale securities	(26,999)	(189,174)
Proceeds from the maturity of available-for-sale securities	153,158	—
Acquisition of Bumped Financial, LLC	(631)	—
Acquisition of Apex Crypto LLC, net of cash acquired	(44,366)	—
Net cash provided by (used in) investing activities	75,116	(203,937)
Cash flows from financing activities:
Proceeds from the exercise of warrants	—	2
Repurchase and retirement of Class A common stock	(2,502)	—
Net cash (used in) provided by financing activities	(2,502)	2
Effect of exchange rate changes	361	(193)
Net increase (decrease) in cash, cash equivalents, restricted cash, cash held in escrow and customer funds	(5,511)	(264,558)
Cash, cash equivalents, restricted cash, cash held in escrow and customer funds at the beginning of the period	115,423	408,415
Cash, cash equivalents, restricted cash, cash held in escrow and customer funds at the end of the period	$109,912	$143,857
Supplemental disclosure of cash flow information:
Non-cash operating lease right-of-use asset acquired	$3,780	$10,936
Supplemental disclosure of non-cash investing and financing activity:
Deferred tax effect resulting from exchanges of Opco common units	—	19,063
Capitalized internal-use software development costs and other capital expenditures included in accounts payable and accrued liabilities.	622	1,534
Reconciliation of cash, cash equivalents, restricted cash, cash held in escrow and customer funds to consolidated balance sheets:
Cash and cash equivalents	$84,519	$126,751
Restricted cash	24,858	16,500
Customer funds	535	606
Total cash, cash equivalents, restricted cash, cash held in escrow and customer funds	$109,912	$143,857
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
In connection with the VIH Business Combination, a portion of VIH shares were exchanged for cash for shareholders who elected to execute their redemption right. The remaining VIH shares were exchanged for newly issued shares of our Class A common stock. Additionally, all outstanding membership interests and rights to acquire membership interests in Opco were exchanged for Opco Common Units and an equal number of newly issued shares of our Class V common stock. The existing owners of Opco other than Bakkt are considered noncontrolling interests in the accompanying consolidated financial statements.
On April 1, 2023 we completed the acquisition of 100% of the ownership interests of Apex Crypto LLC ("Apex Crypto") and subsequently changed the name of the legal entity to Bakkt Crypto Solutions, LLC ("Bakkt Crypto").
Description of Business
We provide, or are working to provide, simplified solutions focused in the following areas:
Crypto
•Custody: Our institutional-grade qualified custody solution caters to more experienced market participants and also supports our consumer-facing crypto business. This solution is provided by our subsidiary, Bakkt Trust Company LLC (“Bakkt Trust”), a limited purpose trust company that is supervised by the New York State Department of Financial Services (“NYDFS”) and governed by an independent Board of Managers.

•Crypto Trading: Bakkt Marketplace, LLC (“Bakkt Marketplace”), together with its wholly owned subsidiary Bakkt Crypto, operates platforms that provides consumers with the ability to buy, sell and store crypto in a simple, intuitive digital experience accessed via application programming interfaces (“APIs”) or embedded web experience. We aim to enable businesses in various industries - such as fintechs, financial institutions and wallet providers - to provide their customers with the ability to transact in crypto directly in their trusted environments. We currently facilitate transactions in the crypto assets listed in the table below.

Crypto Asset	Symbol
Bitcoin	BTC
Bitcoin Cash	BCH
Dogecoin	DOGE
Ether	ETH
Ether Classic	ETC
Litecoin	LTC
Shiba Inu	SHIB
USD Coin	USDC
We also intend to expand our services to include crypto payouts and crypto rewards, as described in more detail below, and are evaluating opportunities to offer staking (only to customers in jurisdictions outside of the United States). Any new services offering will be subject to governance and regulatory approvals.
◦Bakkt Rewards: We are in the process of enabling customers of all sizes to offer loyalty and rewards to their customers in the form of crypto – either by earning crypto rewards, or by redeeming existing reward currencies, such as points or miles, into crypto. The initial solution will enable traditional loyalty points to be redeemed for bitcoin via enabled partners and a Bakkt-managed interface. This product has not been officially launched.
◦Bakkt Payouts: Subject to regulatory approval, we intend to launch a crypto payout service which will make the process of purchasing supported crypto assets more convenient and automated. Users will be able to determine a portion of their earnings (wages, tips, winnings or otherwise) and set it to automatically purchase crypto assets, rather than manually transferring funds and then manually purchasing selected crypto assets, reducing the number of steps involved for those that want to make regular purchases. This product is pending the approval of the New York State Department of Financial Services. In connection with Bakkt Payouts, Bakkt also intends to support scheduled automatic buys, commonly referred to as “Dollar Cost Averaging,” which will enable users to set a frequency and amount to schedule buys of crypto assets, enabling users to enter the market over time at different price points automatically.
Bakkt Trust’s custody solution provides support to Bakkt Marketplace with respect to bitcoin and ether functionality. We intend to expand the list of crypto assets for which Bakkt Trust provides custody services to include more of the crypto assets which we support for trading, subject to governance and regulatory approvals. In addition, Bakkt Crypto provides custodial services that support certain crypto tokens offered on the consumer platform. Additionally, Bakkt Trust operates, in conjunction with Intercontinental Exchange, Inc. ("ICE"), regulated infrastructure for trading, clearing, and custody services for physically-delivered bitcoin futures (See Note 8 "Related Parties" below for a description of a recent delisting of some Bakkt Bitcoin futures and option contracts by IFUS). Bakkt Marketplace holds a New York State virtual currency license (commonly referred to as a "BitLicense"), and money transmitter licenses from all states throughout the U.S. where such licenses are required for the operation of its business, and is registered as a money services business with the Financial Crimes Enforcement Network of the United States Department of the Treasury. Bakkt Crypto similarly holds a BitLicense and money transmitter licenses in various states, where its business requires.

Loyalty
•We offer a full spectrum of content that our clients can make available to their customers when redeeming loyalty currencies. Our redemption solutions span a variety of rewards categories including merchandise (such as Apple products and services), gift cards and digital experiences. Our travel solution offers a retail e-commerce booking platform, as well as live-agent booking and servicing. Our platform provides a unified shopping experience that is configurable for our clients and their loyalty programs. Capabilities include a mobile-first user experience, a multi-tier construct to accommodate loyalty tiers, comprehensive fraud protection capabilities and a split-tender payments platform to accept both points and credit cards as a form of payment.
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

In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. The interim results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or for any other future annual or interim period. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes thereto included in our Form 10-K.
Bakkt Crypto Revenue Recognition
Bakkt Crypto offers customers the ability to purchase or sell certain crypto on its platform. Bakkt Crypto partners with a number of liquidity providers to provide customers with immediate liquidity and access to crypto. Bakkt Crypto settles with the liquidity partners on a daily basis. The contract with a customer is created when a customer agrees to execute a trade on our platform. Each customer purchase transaction includes multiple performance obligations including execution, custody of the customer's purchased crypto, and material rights for ongoing custody beyond the original contractual period. Customer sales only carry a single performance obligation which is execution of the trade. We own the crypto as it crosses our platform and accordingly act as a principal in the arrangement. We report the gross proceeds of a sale to a customer or liquidity provider including a spread on the market price of the crypto as revenue. Substantially all of the consideration is allocated to the execution performance obligation, which is satisfied when we record the transaction to the customers account. Custody services are rendered over the initial contract term which we have concluded is one day. Customers have a material right to obtain additional custody services at no cost by not selling the purchased crypto, which is recognized over the period that the assets are held on our platform. The consideration allocated to the custody and material right performance obligations is estimated on the basis of a cost plus a margin approach and was not material to the three or six months ended June 30, 2023.
Judgment is required in determining whether the Company is the principal or the agent in our contracts with customers. We have determined that we are the principal in transactions with customers as we control the crypto prior to its delivery to the customer and we are primarily responsible for the delivery of the crypto to the customer. Accordingly revenue and costs associated with Bakkt Crypto's services is presented gross in our consolidated statement of operations.
Where applicable, we make payments to introducing brokers based on the transaction volume from resulting customer volume. These payments are expensed in the period they are incurred and are included in "Clearing, Execution and Brokerage Fees" on the consolidated statement of operations.
Recently Adopted Accounting Pronouncements
For the six months ended June 30, 2023, there were no significant changes to the recently adopted accounting pronouncements applicable to us from those disclosed in Note 2 to the consolidated financial statements included in our Form 10-K.
3.Revenue from Contracts with Customers
Disaggregation of Revenue
We disaggregate revenue by service type and by platform, respectively, as follows (in thousands):

Service Type	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Transaction revenue(a)	$342,542	$7,495	$350,248	$14,549
Subscription and service revenue	5,087	6,540	10,600	12,554
Total revenue	$347,629	$14,035	$360,848	$27,103

(a)Amounts are net of rebates and incentive payments of less than $0.1 million for both the three and six months ended June 30, 2023, respectively, and $0.1 million and $0.4 million for the three and six months ended June 30, 2022, respectively. Included in these amounts are amounts earned from related parties of less than $0.1 million for both the three and six months ended June 30, 2023 and June 30, 2022, respectively.

Platform	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Loyalty redemption platform	$12,296	$13,374	$25,072	$26,110
Crypto services(b)	335,333	661	335,776	993
Total revenue	$347,629	$14,035	$360,848	$27,103
(b)Amounts are net of rebates and incentive payments of less than $0.1 million for both the three and six months ended June 30, 2023, respectively, and $0.1 million and $0.4 million for the three and six months ended June 30, 2022, respectively. Included in these amounts are amounts earned from related parties of less than $0.1 million for both the three and six months ended June 30, 2023 and June 30, 2022, respectively.
We recognized revenue from foreign jurisdictions of $0.8 million and $1.7 million for the three and six months ended June 30, 2023, respectively, and $0.8 million and $1.9 million for the three and six months ended June 30, 2022, respectively.
We have one reportable segment to which our revenues relate.
Deferred Revenue
Contract liabilities consist of deferred revenue for amounts invoiced prior to us meeting the criteria for revenue recognition. We invoice customers for service fees at the time the service is performed, and such fees are recognized as revenue over time as we satisfy its performance obligation. Contract liabilities are classified as “Deferred revenue, current” and “Deferred revenue, noncurrent” in our consolidated balance sheets. The activity in deferred revenue for the six months ended June 30, 2023 and June 30, 2022, respectively, was as follows (in thousands):

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Beginning of the period contract liability	$7,084	$9,448
Revenue recognized from contract liabilities included in the beginning balance	(2,121)	(2,542)
Increases due to cash received, net of amounts recognized in revenue during the period	1,301	1,026
End of the period contract liability	$6,264	$7,932
Remaining Performance Obligations
As of June 30, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations related to partially completed contracts is $22.2 million, comprised of $15.6 million of subscription fees and $6.6 million of service fees that are deferred. We recognize our subscription fees as revenue over a weighted-average period of 30 months (ranges from 4 months – 39 months) and our service fees as revenue over approximately 15 months.
As of June 30, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations related to partially completed contracts is $23.9 million, comprised of $16.0 million of subscription fees and $7.9 million of service fees that are deferred. We recognize our subscription fees as revenue over a weighted-average period of 41 months (ranges from 2 months – 51 months) and our service fees as revenue over approximately 24 months.

Contract Costs
For the three and six months ended June 30, 2023 and June 30, 2022, we incurred no incremental costs to obtain and/or fulfill contracts with customers.
4.Business Combination and Asset Acquisition
Apex Crypto
On April 1, 2023 we completed the acquisition of 100% of the ownership interests of Apex Crypto. We recognized goodwill from the acquisition due to the assembled, experienced workforce and anticipated growth we expect to achieve from Apex Crypto’s sales pipeline and product capabilities. The total consideration as measured at April 1, 2023 included $55.0 million in cash, approximately $9.1 million in Class A common stock payable based on Apex Crypto’s performance in the fourth quarter of 2022, and $12.2 million of cash paid for net working capital, which was predominantly cash held in banks. In addition, we may pay up to $100.0 million of our Class A common stock as additional consideration depending on Apex Crypto’s achievement of certain financial targets through 2025 (the "contingent consideration"). As part of the purchase price allocation the value of the contingent consideration was estimated to be $2.9 million. The Company’s evaluation of the fair value of the contingent consideration and of the assets acquired and the liabilities assumed is preliminary. Accordingly, the adjustments to record the assets acquired and the liabilities assumed at fair value reflect the best estimates of the Company based on the information currently available and are subject to change once additional analyses are completed.
The following is a preliminary reconciliation of the fair value of consideration transferred in the acquisition to the fair value of the assets acquired and liabilities assumed.

($ in millions)
Cash consideration paid	55.0
Cash paid for working capital and cash	12.2
Class A common stock at transaction close	9.1
Estimated fair value of Class A common stock contingent consideration	2.9
Total consideration	$79.2
Current assets	32.0
Safeguarding asset for crypto	682.2
Property, equipment and software, net	0.1
Non-current assets	0.3
Intangible assets - developed technology	5.6
Intangible assets - customer relationships	10.2
Goodwill	51.0
Current liabilities	(20.0)
Safeguarding obligation for crypto	(682.2)
Net assets acquired	$79.2
The above fair values are as of the acquisition date. The acquired intangible assets and goodwill required the use of significant unobservable inputs including partner activation forecasts, expectations about customer trading volume and frequency, customer attrition rates, and estimated useful lives of acquired technology and discount rates. The acquired customer relationships were valued using a multi-period excess earnings model. The acquired developed technology was valued using a relief from royalty method. Acquired crypto safeguarding asset and obligation were valued based on the midpoint of a bid-ask spread as of the acquisition date. The common stock contingent consideration was valued using a monte carlo model. Other assets and liabilities were carried over at their acquired costs which was not materially different than their fair values.

The contingent consideration payable to Apex Crypto's former owners based on the performance of the business in the 2023-2025 annual periods was estimated using a Monte Carlo model given the range of possible outcomes.
Revenue and net loss generated by Apex Crypto for the three months ended June 30, 2023 was $335.2 million and $8.6 million, respectively, and is included in the Company's statements of operations.
The following unaudited pro forma financial information presents the Company's results of operations as if the acquisition of Apex Crypto had occurred on January 1, 2022. The unaudited pro forma financial information as presented below is for illustrative purposes and does not purport to represent what the results of operations would actually have been if the acquisition of Apex Crypto occurred as of the date indicated or what the results would be for any future periods. The unaudited pro forma results reflect the step-up amortization adjustments for the fair value of intangible assets acquired, acquisition-related expenses, and share-based compensation expense for newly issued restricted stock units. Proforma revenue for the six months ended June 30, 2023 would be $806.0 million. Proforma revenue for the three and six months ended June 30, 2022 would be $890.6 million and $2,199.4 million, respectively. Proforma net loss for the six months ended June 30, 2023 would be $86.1 million. Proforma net loss for the three and six months ended June 30, 2022 would be $37.0 million and $81.1 million, respectively.
Subsequent to the acquisition, we changed the name of Apex Crypto to Bakkt Crypto Solutions, LLC ("Bakkt Crypto").
Bumped Financial, LLC
On February 8, 2023, we acquired 100% of the units of Bumped Financial, LLC, which we subsequently renamed Bakkt Brokerage, LLC ("Bakkt Brokerage"), a broker-dealer registered with the SEC and the Financial Industry Regulatory Authority, Inc., for cash consideration of $631,000. Because of the limited scope of its historical operations we determined that substantially all of the purchase consideration in the transaction would be allocated to the in-place licenses Bakkt Brokerage held and as such have accounted for this as an asset acquisition.
5.Goodwill and Intangible Assets, Net
Changes in goodwill consisted of the following (in thousands):

Balance as of December 31, 2022	$15,852
Apex acquisition	51,025
Foreign currency translation	—
Balance as of June 30, 2023	$66,877
No goodwill impairment charges have been recognized in the periods presented.
Intangible assets consisted of the following (in thousands):

	June 30, 2023
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Licenses	Indefinite	611	—	611
Trademarks / trade names	Indefinite	8,000	—	8,000
Technology	5	18,360	(4,632)	13,728
Customer relationships	8.4	55,170	(9,846)	45,324
Total		$82,141	$(14,478)	$67,663

	December 31, 2022
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Licenses	Indefinite	$241,320	$—	(241,320)	$—
Trademarks / trade names	Indefinite	39,470	—	(31,470)	8,000
Technology	4.2	67,310	(19,605)	(38,035)	9,670
Customer relationships	8	44,970	(6,807)	—	38,163
Total		$393,070	$(26,412)	(310,825)	$55,833
Amortization of intangible assets for the three and six months ended June 30, 2023 was $2.7 million and $4.7 million, respectively, and is included in “Depreciation and amortization” in the statements of operations. Amortization of intangible assets for the three and six months ended June 30, 2022 was $5.4 million and $10.8 million, respectively, and is included in “Depreciation and amortization” in the statements of operations.
Estimated future amortization for definite-lived intangible assets as of June 30, 2023 was as follows (in thousands):

June 30, 2023
Remainder of 2023	$5,199
2024	10,342
2025	10,313
2026	9,768
2027	7,761
Thereafter	15,669
Total	$59,052
Intangible assets include crypto we own, which are accounted for as indefinite-lived intangible assets and are initially measured at cost (under a first-in, first-out basis) under the guidance in ASC 350 Intangibles - Goodwill and Other. These assets are not amortized, but assessed for impairment continually given the volatility of markets for these assets. Impairment exists when the carrying amount exceeds its fair value. The fair value of crypto is determined as the lowest price of executed transactions during the measurement or holding period using the quoted price of the crypto in our principle market. The carrying amount of a digital asset after its impairment becomes its new cost basis. Impairment losses are not reversible or recoverable and are included in Crypto Costs in the consolidated statement of operations. Impairment losses were not material to the 3 or 6 months ended June 30, 2023. Our owned crypto are typically liquidated on a daily basis during the fulfillment of customer orders and settlement with our liquidity providers. We classify cash flows from crypto within cash flows from operating activities.

6.Consolidated Balance Sheet Components
Accounts Receivable, Net
Accounts receivable, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Trade accounts receivable	$10,727	$16,284
Deposits at brokers or dealers	1,846	—
Crypto receivable from liquidity providers	1,641	—
Unbilled receivables	4,520	6,445
Other receivables	2,733	2,787
Total accounts receivable	21,467	25,516
Less: allowance for doubtful accounts	(452)	(210)
Total	$21,015	$25,306
Amounts payable and receivable to our liquidity providers are reported net by counterparty when the right of offset exists.

Other Current Assets
Other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid expenses	$7,772	$6,060
Other	18	—
Total	$7,790	$6,060
Property, Equipment and Software, Net
Property, equipment and software, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Internal-use software	$6,688	$4,383
Purchased software	105	99
Office furniture and equipment	2,307	2,303
Other computer and network equipment	5,030	4,732
Leasehold improvements	10,243	10,102
Property, equipment and software, gross	24,373	21,619
Less: accumulated amortization and depreciation	(4,179)	(1,875)
Total	$20,194	$19,744
For the three and six months ended June 30, 2023, depreciation and amortization expense related to property, equipment and software amounted to $1.3 million and $2.3 million, respectively, of which $0.4 million and $0.7 million, respectively, related to amortization expense of capitalized internal-use software placed in service.
For the three and six months ended June 30, 2022, depreciation and amortization expense related to property, equipment and software amounted to $0.7 million and $1.1 million, respectively, of which $0.2 million and $0.3 million, respectively, related to amortization expense of capitalized internal-use software placed in service.

Deposits with Clearinghouse
Deposits with clearinghouse primarily consisted of the default resource contribution as described in Note 8. Total deposits at clearinghouses amounted to $15.3 million and $15.2 million as of June 30, 2023 and December 31, 2022, respectively.
Other Assets
Other assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Operating lease right-of-use assets	$21,863	$19,632
Other	2,601	2,826
Total	$24,464	$22,458
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accounts payable	$5,004	$25,975
Payables to clients	1,448	—
Accrued expenses	17,766	15,537
Purchasing card payable	13,834	10,686
Salaries and benefits payable	8,398	13,926
Loyalty revenue share liability	3,505	43
Other	2,410	620
Total	$52,365	$66,787
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Participation units liability, current	$255	$275
Current maturities of operating lease liability	3,321	3,014
Other	94	530
Total	$3,670	$3,819
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Operating lease liability, noncurrent	$25,541	$23,402
Contingent consideration	13,397	—
Total	$38,938	$23,402

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
The TRA provides for the payment by us to exchanging holders of Opco common units of 85% of certain net income tax benefits, if any, that we realize (or in certain cases are deemed to realize) as a result of these increases in tax basis related to entering into the TRA, including tax benefits attributable to payments under the TRA. This payment obligation is an obligation of the Company and not of Opco. For purposes of the TRA, the cash tax savings in income tax will be computed by comparing our actual income tax liability (calculated with certain assumptions) to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the assets of Opco as a result of Opco having an election in effect under Section 754 of the Code for each taxable year in which an exchange of Opco common units for Class A common stock occurs and had we not entered into the TRA. Such change will be calculated under the TRA without regard to any transfers of Opco common units or distributions with respect to such Opco common units before the exchange under the Exchange Agreement to which Section 743(b) or 734(b) of the Code applies. As of June 30, 2023, 22,678,761 Opco common units had been exchanged for Class A common stock. Refer to Note 14 regarding the contingency related to the TRA.
8.Related Parties
ICE Management and Technical Support
Upon consummation of the VIH Business Combination, we entered into a Transition Services Agreement (the “ICE TSA”) with ICE, pursuant to which ICE provides insurance, digital warehouse, data center, technical support, and other transition-related services in exchange for quarterly service fees payable by us. We recognized $1.0 million and $1.6 million of expense related to the ICE TSA for the three and six months ended June 30, 2023, respectively, which is reflected as “Related party expenses” in the consolidated statements of operations and “Due to related party" in the consolidated balance sheets. We recognized $0.3 million and $0.6 million of expense related to the ICE TSA for the three and six months ended June 30, 2022, respectively, which is reflected as “Related party expenses” in the consolidated statements of operations and “Due to related party" in the consolidated balance sheets.
Triparty Agreement
The Digital Currency Trading, Clearing, and Warehouse Services Agreement ("Triparty Agreement") provides for ICE Futures U.S., Inc. ("IFUS") to list for trading one or more digital currency futures and/or options contracts, and for ICE Clear US, Inc. ("ICUS") to serve as the clearing house to provide central counterparty and ancillary services for such contracts.
We recognized revenues related to the Triparty Agreement of less than $0.1 million for both the three and six months ended June 30, 2023, net of rebates and incentive payments (contra-revenue) of less than $0.1 million for both the three and six months ended June 30, 2023. We recognized revenues related to the Triparty Agreement of less than $0.1 million for both the three and six months ended June 30, 2022, net of rebates and incentive payments (contra-revenue) of less than $0.1 million for both the three and six months ended June 30, 2022.
The Triparty Agreement also required Bakkt Trust to make, and, subject to certain limits, to replenish as needed a contribution to ICUS, to be used by ICUS in accordance with the ICUS rules. The contribution requirement was $15.2 million as of June 30, 2023 and December 31, 2022. The contribution is reflected as “Deposits with clearinghouse” in the consolidated balance sheets.
As of June 30, 2023 and December 31, 2022, we had approximately $1.0 million and approximately $1.2 million, respectively, reflected as “Due to related party” in the consolidated balance sheets related to the TSA and Triparty Agreement. As of June 30, 2023 and December 31, 2022, we had no amount recorded within “Accounts receivable, net” in the consolidated balance sheets related to the Triparty Agreement.
Effective July 28, 2023, IFUS delisted all Bakkt Bitcoin futures contracts other than the August and September 2023 expiry months, and has also delisted all Bakkt Bitcoin Option contracts. No new Bakkt Bitcoin futures or option expiry months will be listed for trading. The August and September 2023 expiry months will continue to be listed for trading through their regular last trading days, which are August 24 and September 28, 2023 respectively. We do not expect that the delisting of these contracts will have a material impact on our future financial performance, and anticipate the release to Bakkt of the contribution to ICUS after all open interest in the contracts is closed.
Apex Crypto Technical Support
In connection with our acquisition of Apex Crypto, we entered into a Transition Services Agreement (the “Apex TSA”) with Apex Fintech Solutions, Inc. ("AFS"), pursuant to which AFS provides technical support and other transition-related services in exchange for quarterly service fees payable by us. We recognized $0.5 million of expense related to the Apex TSA for the three months ended June 30, 2023, which is reflected as “Related party expenses” in the consolidated statements of operations and “Due to related party" in the consolidated balance sheets.
9.Warrants
As of June 30, 2023 and December 31, 2022, there were 7,140,808 public warrants outstanding. Public warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the public warrant. Each warrant entitles its holders to purchase one share of Class A common stock at an exercise price of $11.50 per share. The public warrants became exercisable on November 15, 2021. The public warrants will expire on October 15, 2026, or earlier upon redemption or liquidation. We may redeem the outstanding warrants when various conditions are met, such as specific stock prices, as detailed in the specific warrant agreements. The warrants are recorded as a liability and reflected as “Warrant liability” in the consolidated balance sheets.
During the three and six months ended June 30, 2023, we did not receive any proceeds from the exercise of the public warrants. During the three and six months ended June 30, 2022, we received less than $0.1 million in proceeds from the exercise of the public warrants. We recognized a gain from the change in fair value of the warrant liability during the three months ended June 30, 2023 of $0.4 million and a loss during the six months ended June 30, 2023 of $0.6 million, respectively. We recognized a gain from the change in fair value of the warrant liability during the three and six months ended June 30, 2022 of $10.3 million and $12.7 million, respectively.
10.Stockholders’ Equity
Preferred Stock
We are authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The holders of a series of preferred stock shall be entitled only to such voting rights as shall expressly be granted thereto by the

Certificate of Incorporation (including any certificate of designation relating to such series of preferred stock). As of June 30, 2023, no shares of preferred stock have been issued.
Common Stock
Class A Common Stock
We are authorized to issue 750,000,000 shares with a par value of $0.0001 per share. Each holder of record of Class A common stock is entitled to one vote for each share of Class A common stock held on all matters on which stockholders generally or holders of Class A common stock as a separate class are entitled to vote, including the election or removal of directors (whether voting separately as a class or together with one or more classes of our capital stock). As of June 30, 2023 and December 31, 2022, there were 91,286,095 and 80,926,843 shares of Class A common stock issued and outstanding, respectively.
Dividends
Subject to preferences that may be applicable to any outstanding preferred stock, the holders of shares of Class A common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by our Board out of funds legally available therefor. As of June 30, 2023, no dividends have been declared.
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
Class V Common Stock
We are authorized to issue 250,000,000 shares with par value $0.0001 per share. These shares have no economic value but entitle the holder to one vote per share. Paired Interests may be exchanged for one share of our Class A common stock or a cash amount in accordance with the Third Amended and Restated Limited Liability Company Agreement of Opco and the Amended and Restated Exchange Agreement. Holders of Paired Interests became eligible on April 16, 2022 under the Exchange Agreement to exchange their Paired Interests for Class A common stock or, at our election, cash in lieu thereof. During the three months ended June 30, 2023, there were no Paired Interests exchanged for our Class A common stock. During the six months ended June 30, 2023, holders of Paired Interests exchanged 0.2 million Paired Interests for our Class A common stock, and the Company did not elect to settle any such exchanges in cash. As of June 30, 2023 and December 31, 2022, there were 183,279,887 and 183,482,777 shares of Class V common stock issued and outstanding, respectively.
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
Noncontrolling Interest
The following table summarizes the ownership interest in Opco as of June 30, 2023 and December 31, 2022.

	June 30, 2023		December 31, 2022
	Opco Common Units	Ownership %	Opco Common Units	Ownership %
Opco common units held by Bakkt Holdings, Inc.	91,286,095	33%	80,926,843	31%
Opco common units held by noncontrolling interest holders	183,279,887	67%	183,482,777	69%
Total Opco common units outstanding	274,565,982	100%	264,409,620	100%
The weighted average ownership percentages for the applicable reporting periods are used to attribute net loss and other comprehensive loss to the Company and the noncontrolling interest holders. The noncontrolling interest holders' weighted average ownership percentage for the three and six months ended June 30, 2023 was 66.8% and 67.8%, respectively.
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
In connection with the VIH Business Combination, the modified warrant units automatically converted into the right to purchase 793,352 Paired Interests in Opco at an exercise price of $5.04 per Paired Interest. As of June 30, 2023, 172,055 modified warrant units have vested but have not been exercised, and the remaining 621,297 warrant units have not vested or been exercised. No expenses were recorded during the three and six months ended June 30, 2023 and June 30, 2022, since the service conditions were not probable of being met in those periods.

11.Share-Based and Unit-Based Compensation
2021 Incentive Plan
Our 2021 Omnibus Incentive Plan (the “2021 Incentive Plan”) became effective on the Closing Date with the approval of VIH’s shareholders and the Board of Directors. The 2021 Incentive Plan allows us to make equity and equity-based incentive awards to employees, non-employee directors and consultants. There were initially 25,816,946 shares of Class A common stock reserved for issuance under the 2021 Incentive Plan which can be granted as stock options, stock appreciation rights, restricted shares, restricted stock units ("RSUs"), performance stock units ("PSUs"), dividend equivalent rights and other share-based awards. On June 6, 2023, the 2021 Incentive Plan was amended to increase by 26,590,466 shares the number of authorized shares of Class A common stock available for issuance for a new authorized total of 52,407,412 shares. No award may vest earlier than the first anniversary of the date of grant, except under limited conditions.
Share-Based Compensation Expense
During the three and six months ended June 30, 2023, we granted 3,178,886 and 7,690,257 RSUs, respectively, to employees and directors. During the three months ended June 30, 2023, we granted 673,627 PSUs to employees and directors. We did not grant any PSUs during the first quarter of 2023. During the three and six months ended June 30, 2022, we granted 2,323,402 and 9,292,472 RSUs, respectively, to employees and directors. During the three and six months ended June 30, 2022, we granted 26,606 and 4,891,984 PSUs, respectively, to employees which represents 100% of the target award.
We recorded $3.6 million and $9.4 million of share-based compensation expense related to RSUs during the three and six months ended June 30, 2023, respectively. We recorded $5.8 million and $16.7 million of share-based compensation expense related to RSUs during the three and six months ended June 30, 2022, respectively. We recorded $0.5 million and $1.9 million of share-based compensation expense related to PSUs during the three and six months ended June 30, 2023, reflecting expected performance relative to PSU performance targets. We recorded $2.8 million and $4.6 million of share-based compensation expense related to PSUs during the three and six months ended June 30, 2022, respectively. Share-based compensation expense for both RSUs and PSUs is included in “Compensation and benefits” in the consolidated statements of operations.
Unrecognized compensation expense as of June 30, 2023 and December 31, 2022 was $26.9 million and $29.9 million, respectively, for the RSUs and PSUs. The unrecognized compensation expense as of June 30, 2023 and December 31, 2022 will be recognized over a weighted-average period of 1.79 years and 2.05 years, respectively.
RSU and PSU Activity
The following tables summarize RSU and PSU activity under the 2021 Incentive Plan for the six months ended June 30, 2023 (in thousands, except per unit data):

RSUs and PSUs	Number of RSUs and PSUs	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	13,782	2.05	$4.05
Granted	8,364		$1.49	$12,468
Forfeited	(1,897)
Vested	(5,142)
Outstanding as of June 30, 2023	15,107	1.79	$2.93

During the six months ended June 30, 2023, we recorded $2.1 million of share-based compensation expense related to the accelerated vesting for certain employees that were terminated, which is included in “Restructuring expenses” in the consolidated statements of operations. We also recorded reversal of share-based compensation expense of $0.6 million during the six months ended June 30, 2023 for forfeitures of RSUs, primarily related to the Company's restructuring efforts, which is included in “Restructuring expenses” in the consolidated statements of operations.
The fair value of the RSUs and PSUs used in determining share-based compensation expense is based on the closing price of our common stock on the grant date.
PSUs provide an opportunity for the recipient to receive a number of shares of our common stock based on various performance metrics. Upon vesting, each performance stock unit equals one share of common stock of the Company. We accrue compensation expense for the PSUs based on our assessment of the probable outcome of the performance conditions. The metrics for PSUs granted during 2022 relate to our performance during fiscal years 2022, 2023 and 2024, as measured against objective performance goals approved by the Board. The actual number of units earned may range from 0% to 150% of the target number of units depending upon achievement of each year's performance goals. PSUs granted in 2022 vest in three equal annual installments, subject to a catch-up provision over the three annual performance targets. The metrics for PSUs granted during 2023 relate to our performance during fiscal year 2023, as measured against objective performance goals approved by the Board. The actual number of units earned may range from 0% to 150% of the target number of units depending upon achievement of the 2023 performance goals. PSUs granted in 2023 vest in three equal annual installments.

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
Upon consummation of the VIH Business Combination, the 76,475,000 outstanding preferred incentive units and 23,219,745 outstanding common incentive units were converted into 17,473,362 common incentive units, and the 10,811,502 outstanding participation units were converted into 1,197,250 participation units. Contemporaneously with the conversion, approximately one-third of the awards in the Opco Plan vested. The second tranche vested on the one-year anniversary of the Closing Date and the third tranche will vest on the two-year anniversary of the Closing Date, although under the terms of the Opco Plan, employees who are terminated without cause after the Closing Date will vest in the unvested portion of their awards immediately upon their termination date. There has not been, and will not be, any additional awards made under the Opco Plan following the VIH Business Combination.
Unit-Based Compensation Expense
Unit-based compensation expense for the three and six months ended June 30, 2023 and June 30, 2022, was as follows (in thousands):

Type of unit	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Common incentive unit	$377	$1,033	$919	$2,106
Participation unit	(111)	(2,017)	27	(2,978)
Total	$266	$(984)	$946	$(872)

Unrecognized compensation expense as of June 30, 2023 was $0.4 million for common incentive units. The unrecognized compensation expense will be recognized over a weighted-average period of 0.29 years. There was no unrecognized compensation expense for participation units as of June 30, 2023.
Unrecognized compensation expense as of December 31, 2022 was $1.4 million for common incentive units. The unrecognized compensation expense will be recognized over a weighted-average period of 0.79 years. There was no unrecognized compensation expense for participation units as of December 31, 2022.
Unit Activity
The following table summarizes common incentive unit activity under the Opco Plan for the six months ended June 30, 2023 (in thousands, except per unit data):

Common Incentive Units	Number of Common Incentive Units	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	8,294	0.79	$6.30	$67,635
Granted	—
Forfeited	—
Exchanged	(203)
Outstanding as of June 30, 2023	8,091	0.54	$6.30	$65,980

The following table summarizes common incentive unit activity under the Opco Plan for the six months ended June 30, 2022 (in thousands, except per unit data):

Common Incentive Units	Number of Common Incentive Units	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	16,339	1.79	$6.30	$133,240
Granted	—
Forfeited	(279)
Exchanged	—
Outstanding as of June 30, 2022	16,060	1.29	$6.30	$130,969
There were no participation units granted during the three and six months ended June 30, 2023 or June 30, 2022. As of June 30, 2023 and December 31, 2022, the total number of participation units outstanding was 0.2 million and 0.2 million, respectively. The fair value of the participation units as of June 30, 2023 and December 31, 2022 was $0.3 million and $0.3 million, respectively. We did not make any cash payments to settle vested participation units during the three months ended June 30, 2023. We made cash payments of less than $0.1 million to settle vested participation units during the six months ended June 30, 2023. We did not make any cash payments to settle vested participation units during the three and six months ended June 30, 2022. Participation units are settled in cash and the balance is recorded within other current liabilities and other noncurrent liabilities as described in Note 6.
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
The following is a reconciliation of the denominators of the basic and diluted per share computations for net loss (in thousands, except share and per share data):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net Loss per share:
Numerator – basic and diluted:
Net loss	$(50,511)	$(27,641)	$(95,366)	$(70,962)
Less: Net loss attributable to noncontrolling interest	(33,663)	(23,744)	(64,546)	(59,936)
Net loss attributable to Bakkt Holdings, Inc. – basic	(16,848)	(3,897)	(30,820)	(11,026)
Net loss and tax effect attributable to noncontrolling interests	—	—	—	(35,007)
Net loss attributable to Bakkt Holdings, Inc. – diluted	$(16,848)	$(3,897)	$(30,820)	$(46,033)

Denominator – basic and diluted:
Weighted average shares outstanding – basic	89,837,296	71,226,366	85,880,289	64,234,239
Weighted average shares outstanding – diluted	89,837,296	71,226,366	85,880,289	258,907,347

Net loss per share – basic	$(0.19)	$(0.05)	$(0.36)	$(0.17)
Net loss per share – diluted	$(0.19)	$(0.05)	$(0.36)	$(0.18)
Potential common shares issuable to employees or directors upon exercise or conversion of shares under our share-based and unit-based compensation plans and upon exercise of warrants are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive.

No shares that are contingently issuable as part of the Bakkt Crypto acquisition have been included in the calculation of diluted EPS as no amounts are payable as of June 30, 2023. The following table summarizes the total potential common shares excluded from diluted loss per common share as their effect would be anti-dilutive (in thousands):

As of June 30, 2023
RSUs and PSUs	15,081
Public warrants	7,141
Opco warrants	793
Opco unvested incentive units	2,130
Opco common units	181,150
Total	206,295
13.Capital Requirements
Bakkt Trust is subject to certain regulatory capital requirements imposed by the NYDFS. These capital requirements require Bakkt Trust to maintain the greater of a defined positive net worth or the sum of the required percentage established for transmitted assets, cold wallet, and hot wallet custody assets.
Bakkt Clearing, LLC ("Bakkt Clearing") was registered as a futures commission merchant (“FCM”) with the Commodity Futures Trading Commission (“CFTC”) and was a member of the National Futures Association (“NFA”). Bakkt Clearing was subject to CFTC Regulation 1.17 and the NFA capital requirements. On May 20, 2022, we withdrew Bakkt Clearing's registration with the CFTC and membership in the NFA, which was effective on June 20, 2022. Accordingly, as of June 30, 2023, Bakkt Clearing was no longer required to maintain capital under the rules described above.
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
Bakkt Crypto also holds a BitLicense from the NYDFS and a number of money transimtter licenses, for the same licensure and compliance reasons as Bakkt Marketplace, and is required to maintain minimum positive net worth held as cash in excess of the sum of crypto asset requirements and predefined wind-down costs.
As of June 30, 2023, the above mentioned subsidiaries were in compliance with their respective regulatory capital requirements. The minimum capital requirements to which our subsidiaries are subject may restrict their ability to transfer cash. We may also be required to transfer cash to our subsidiaries such that they may continue to meet these minimum capital requirements.
14.Commitments and Contingencies
401(k) Plan
We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Both Company and employee contributions to the 401(k) plan are discretionary. For the three and six months ended June 30, 2023, we recorded approximately $0.7 million and $1.7 million, respectively, of expenses related to the 401(k) plan, which is included in "Compensation and benefits" in the consolidated statement of operations. For the three and six months ended June 30,

2022, we recorded approximately $0.7 million and $1.3 million, respectively, of expenses related to the 401(k) plan, which is included in "Compensation and benefits" in the consolidated statement of operations.
Tax Receivable Agreement
The Company is party to a TRA with certain Opco equity holders. As of June 30, 2023, the Company has not recorded a liability under the TRA related to the income tax benefits originating from the exchanges of Opco common units as it is not probable that the Company will realize such tax benefits. The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. Should the Company determine that the payment of the TRA liability becomes probable at a future date based on new information, any changes will be recorded on the Company's condensed consolidated statement of operations and comprehensive loss at that time.
Litigation
As described above, in October 2021, we completed the VIH Business Combination with VIH, pursuant to which VIH changed its name to Bakkt Holdings, Inc. and the current directors and officers of the Company replaced the directors and officers in place prior to the VIH Business Combination. On April 21, 2022, a putative class action was filed against Bakkt Holdings, Inc. and certain of its directors and officers prior to the VIH Business Combination in the U.S. District Court for the Eastern District of New York on behalf of certain purchasers of securities of VIH and/or purchasers of Bakkt Class A common stock issued in connection with the VIH Business Combination. On August 3, 2022, the Court appointed lead plaintiffs and lead counsel and on October 18, 2022, lead plaintiffs filed an amended complaint (the "Amended Complaint"). The Amended Complaint alleges that VIH made false or misleading statements and omissions of material fact in the registration statement and prospectus/proxy statement filing in connection with the VIH Business Combination and in other SEC filings made by VIH, in violation of federal securities laws in connection with disclosures relating to certain of VIH’s financial statements, accounting, and internal controls and that, as a result, VIH securities traded at artificially inflated prices. Plaintiffs sought certification of a class of purchasers of (1) VIH/Bakkt’s publicly traded securities between March 31, 2021 and November 19, 2021, and/or (2) Bakkt’s publicly traded securities pursuant and/or traceable to the registration statement. The Amended Complaint sought damages, as well as fees and costs. The Amended Complaint named as defendants only one current director, and no current officers, of Bakkt. On March 14, 2023, the parties reached a settlement in principle. On April 12, 2023, the parties completed a stipulation of settlement resolving the litigation for $3.0 million, subject to Court approval. A motion for preliminary approval was filed with the Court on April 17, 2023. The motion remains pending. We expect the settlement will be covered by our insurance less our contractual retention.
On June 23, 2023, an “opt-out” action related to the foregoing class action was filed against Bakkt Holdings, Inc. and the individuals named in the class action. We intend to vigorously defend against the allegations.
On February 20, 2023, a derivative action related to the foregoing class action was filed against Bakkt Holdings, Inc. and all of its directors in the U.S. District Court for the Eastern District of New York. On June 13, 2023, the defendants filed with the Court a pre-motion letter setting forth the reasons for the dismissal of the action. On July 20, 2023, the parties filed with the Court a stipulation of a voluntary dismissal of the action without a settlement or compromise between them. On July 31, 2023, the Court issued an order to dismiss the action.
Prior to its acquisition by the Company, Bakkt Crypto received requests from the SEC for documents and information about certain aspects of its business, including the operation of its trading platform, processes for listing assets, the classification of certain listed assets, and relationships with customers and service providers, among other topics. The SEC has since made a number of follow-up requests for additional documents and information, and the Company has continued to respond to those requests on a timely basis. Based on the ongoing nature of this matter, the outcome remains uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.

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
Purchase Obligations
In December 2021, we entered into a four-year cloud computing arrangement which includes minimum contractual payments due to the third-party provider. During the six months ended June 30, 2023, we entered into a five-year strategic marketing agreement which required a committed spend. As of June 30, 2023, our outstanding purchase obligations consisted of the following future minimum commitments (in thousands):

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

Our effective tax rate of (0.2)% and (0.4)% for the three and six months ending June 30, 2023, respectively, differ from statutory rates primarily due to the loss that is not taxed to the Company and the absence of taxable income to realize the Company's net operating losses and other deferred tax assets.
Our effective tax rate of 15.6% and 10.4% for the three and six months ending June 30, 2022, respectively, differ from statutory rates primarily due to the loss allocated to noncontrolling interest that is not taxed to the Company and the non-deductible fair value gains and losses related to the changes in our warrant liability and nondeductible compensation.
Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our realizability of our deferred tax assets, in each jurisdiction, is dependent upon the generation of future taxable income sufficient to utilize the deferred tax assets on income tax returns, including the reversal of existing temporary differences, historical and projected operating results and tax planning strategies. As of June 30, 2023 and December 31, 2022, the Company believed it was not more likely that not that the net deferred tax assets would be realizable and thus has maintained a full valuation allowance.
The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company had no unrecognized tax benefits or related interest and penalties accrued as of June 30, 2023 or December 31, 2022.
16.Fair Value Measurements
Financial assets and liabilities that are measured at fair value on a recurring basis are classified as Level 1, Level 2 and Level 3 as follows (in thousands):

	As of June 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury debt securities	$14,911	$14,911	$—	$—
Safeguarding asset for cryptoassets	659,656	—	659,656	—
Total Assets	$674,567	$14,911	$659,656	$—

Liabilities:
Safeguarding obligations for cryptoassets	659,656	—	659,656	—
Contingent consideration	13,397	—	—	13,397
Warrant liability—public warrants	1,428	1,428	—	—
Total Liabilities	$674,481	$1,428	$659,656	$13,397

	As of December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury debt securities	$141,062	$141,062	$—	$—
Safeguarding asset for crypto	15,792	—	15,792	—
Total Assets	$156,854	$141,062	$15,792	$—

Liabilities:
Safeguarding obligation for crypto	$15,792	$—	$15,792	$—
Warrant liability—public warrants	785	785	—	—
Total Liabilities	$16,577	$785	$15,792	$—
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
Our investments in debt securities consist of U.S. Treasury debt securities held in the custody of a major financial institution. As of June 30, 2023, the Company’s investment in available-for-sale debt securities was determined to be a Level 1 investment based on quoted prices in active markets and was recorded in the consolidated balance sheet at fair value.
The fair value of the safeguarding obligation for crypto and the corresponding safeguarding asset for crypto was determined using Level 2 inputs which included using the value of the safeguarded asset determined as the mid-point of a bid-ask spread in the market we determine to be the principal market for the related crypto as of June 30, 2023.
The contingent consideration associated with the acquisition of Bakkt Crypto is valued using Level 3 inputs, which includes a Monte Carlo model. The inputs for the Monte Carlo model included forecasted financial performance of Bakkt Crypto and estimated earnings volatility. The contingent consideration liability is revalued each reporting period and any change in the liability is reflected in the Company's statements of operations in “Acquisition-related expenses". As of the acquisition date, the fair value of the contingent consideration was estimated to be $2.9 million and used an estimated gross profit volatility of 66%. During the three months ended June 30, 2023, the Company recognized expense of $10.4 million related to the change in the fair value of the contingent consideration. The change in fair value reflects our current forecasts for the performance of Bakkt Crypto during the earnout period and an estimated gross profit volatility of 78.3%.
Our public warrant liability is valued based on quoted prices in active markets and is classified within Level 1.
As described in Note 5, our owned crypto is continually evaluated for impairment using the lowest quoted price in the market we determine to be the principal market for the related crypto, which we determined was a Level 2 input.
17.Leases
The Company leases real estate for office space under operating leases and office equipment under finance leases. On March 15, 2023, we signed an amendment to our Scottsdale, Arizona lease that extended the lease term. The amended lease has a term of 90 months and total fixed lease payments over the term of the amended lease are $5.7 million. During the year ended December 31, 2022, we entered into a new real estate lease for office space in New York, New York, that commenced on January 31, 2022. The lease has a term of 94 months and the total fixed lease payments over the term of the lease are $7.3 million. On April 25, 2022, we signed a lease agreement for call center office space in Alpharetta, Georgia. On May 12, 2022, we executed our option to lease additional space for the Alpharetta call center. The call center lease commenced on June 3, 2022. The lease has a term of 47 months and total fixed lease payments over the term of the lease are $5.9 million. We consider a lease to have commenced on the date when we are granted access to the leased asset. Several of these leases include escalation clauses for adjusting rentals. As of June 30, 2023, we do not have any active finance leases.
Our real estate leases have remaining lease terms as of June 30, 2023 ranging from 34 months to 111 months, with three of our leases containing an option to extend the term for a period of 5 years exercisable by us, which we are not reasonably certain of exercising at commencement. None of our leases contain an option to terminate the lease without cause at the option of either party during the lease term. Certain of our equipment leases provide us with the option to purchase the asset at the fair market value.
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
We have elected the practical expedient under which lease components would not be separated from the non-lease components for all our classes of underlying assets. Accordingly, each lease component and the non-lease components related to the lease component are accounted for as a single lease component. The weighted average remaining lease term for our operating leases was approximately 89 months, and the weighted average discount rate for our operating leases was 5.3%. We were party to short-term leases during the three and six months ended June 30, 2023, which resulted in less than $0.1 million and $0.1 million of rent expense, respectively. We were party to short-term leases during the three and six months ended June 30, 2022, which resulted in less than $0.1 million and less than $0.1 million of rent expense, respectively.
18. Safeguarding Obligation For Crypto
We provide custody services for Bakkt Crypto's customers and for Bakkt Trust's standalone custody customers. We do not own crypto held in a custodial capacity on behalf of our customers. We maintain the internal recordkeeping of those assets and are obligated to safeguard the assets and protect them from loss or theft. We hold the controlling majority of cryptographic key information on behalf of our Bakkt Trust custodial customers. Subcustodians used by Bakkt Crypto hold our customer cryptographic key information and are not permitted to move assets without our specific authorization.
As of June 30, 2023, we have a safeguarding obligation for crypto of $659.7 million. The safeguarding liability, and corresponding safeguarding asset for crypto on the balance sheet, are measured at the fair value of the crypto held for our customers. We are not aware of any actual or possible safeguarding loss events as of June 30, 2023. Therefore, the safeguarding obligation for crypto and the related safeguarding asset for crypto are recorded at the same amount.

We are responsible for holding the following crypto on behalf of our customers as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Bitcoin	$227,809	$15,717
Ether	179,632	75
Shiba Inu	110,497	—
Dogecoin	65,194	—
Other	76,524	—
Safeguarding obligation for crypto	$659,656	$15,792

Safeguarding asset for crypto	$659,656	$15,792
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
The cost basis and fair value of available-for-sale debt securities with unrealized gains and losses included in “Accumulated other comprehensive loss” in the consolidated balance sheets were as follows (in thousands):

	June 30, 2023			December 31, 2022
Available-for-sale securities	Cost Basis	Unrealized Gains/(Losses), net	Fair Value	Cost Basis	Unrealized Gains/(Losses), net	Fair Value
Government debt
U.S. treasury bonds	15,000	(89)	14,911	141,003	59	141,062
Total available-for-sale securities	$15,000	$(89)	$14,911	$141,003	$59	$141,062

	June 30, 2023		December 31, 2022
Available-for-sale securities in an unrealized loss position	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt
U.S. treasury bonds:
Less than 12 months(1)	$14,911	$(89)	$39,574	$(381)
12 months or more(1)	—	—	—	—
Total available-for-sale securities	$14,911	$(89)	$39,574	$(381)

(1) Indicates the length of time that individual securities have been in a continuous unrealized loss position.
The unrealized losses on our investments in government debt securities relate to changes in interest rates since the time of purchase. We do not intend to sell the investments, and it is not likely that we will be required to sell the investments before recovery of their respective amortized cost basis. In addition, there were no credit losses on these investments as of June 30, 2023.

The cost basis and fair value of available-for-sale debt securities at June 30, 2023, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	June 30, 2023
	Cost Basis	Fair Value
Due in one year or less	$15,000	$14,911
Due after one year through five years	—	—
Total debt securities - available-for-sale	$15,000	$14,911
20.Subsequent Events
We have evaluated subsequent events and determined that no other events or transactions, other than those disclosed above, met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of financial condition and results of operations should be read together with the accompanying consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which is incorporated herein by reference. References in this section to “we,” “us,” “our,” “Bakkt” or the “Company” and like terms refer to Bakkt Holdings, Inc. and its subsidiaries for the three and six months ending June 30, 2023, unless the context otherwise requires. Some of the information contained in this discussion and analysis or set forth elsewhere in this document, including information with respect to our plans and strategy for our business, includes forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed above in “Cautionary Statement Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.”
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
•Crypto assets (or crypto) means an asset that is built using blockchain technology, including cryptocurrencies, stablecoins, and other tokens. Our platform enables transactions in certain supported cryptocurrencies.
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

Recent Developments

Crypto Market Developments
In 2023, the crypto markets have continued to be impacted by, among other developments, significant decreases, and volatility, in crypto asset prices, a loss of confidence in many participants in the crypto asset ecosystem, regulatory actions and adverse publicity around specific companies, the crypto industry and crypto assets more broadly, including as a result of continued industry-wide consequences from the Chapter 11 bankruptcy filings of crypto asset exchange FTX, crypto hedge fund Three Arrows, crypto miners Compute North and Core Scientific and crypto lenders Celsius Network, Voyager Digital, BlockFi and PrimeTrust. In addition, the liquidity of the crypto asset markets has been adversely impacted by these bankruptcy filings as, among other things, certain entities affiliated with FTX and other former participants had engaged in significant trading activity. Although we did not have any exposure to these companies, and we do not have material assets that may not be recovered or may otherwise be lost or misappropriated due to the bankruptcies, we were nonetheless impacted by, and continue to be impacted by, the broader conditions in the crypto markets.
The crypto markets also have been and continue to be impacted by the broader macroeconomic conditions, including the strength of the overall macroeconomic environment, high and rising interest rates, spikes in inflation rates, general market volatility and geopolitical concerns. We expect the macroeconomic environment and the state of the crypto markets to remain dynamic in the near-term.
In addition, crypto assets and crypto market participants have recently faced increased scrutiny by regulators. For example, the SEC has, in 2023, brought charges against a number of crypto asset exchanges, including Coinbase and Binance, and other crypto asset service providers, identifying a number of crypto assets as securities and alleging violations of, and non-compliance with, U.S. federal securities laws. A recent federal court ruling in a lawsuit brought by the SEC against Ripple Labs determined that "programmatic" sales" by Ripple Labs to retail investors of the XRP crypto token (XRPUSD) did not constitute sales of unregistered securities in violation of U.S, securities laws. However, the court determined that Ripple Labs' sales of XRP to institutional investors were unregistered securities offerings in violation of the U.S. securities laws. We continue to monitor regulatory developments in this area and assess our business model and the assets we support in light of developments.

Apex Crypto Acquisition
On April 1, 2023, we completed the acquisition of 100% of the ownership interests of Apex Crypto LLC, which changed its name to Bakkt Crypto Solutions, LLC, effective June 12, 2023 (“Bakkt Crypto”). We expect to leverage Bakkt Crypto’s proprietary trading platform and existing relationships with liquidity providers to provide a wider range of assets and competitive pricing to our customers. Our acquisition of Bakkt Crypto complements our B2B2C growth strategy by broadening our business partnerships to fintechs and neo-banks. Specifically, Bakkt Crypto offers consumers the opportunity to purchase, store and sell virtual currencies through front-end trading platforms sponsored by Bakkt Crypto’s third-party partners. Bakkt Crypto account holders are able to purchase crypto assets, store crypto assets in Bakkt Crypto-controlled wallets, liquidate their holdings, and transfer select crypto assets between a Bakkt Crypto-controlled wallet and external wallets in certain jurisdictions, if enabled by the partner.
Bakkt Crypto is regularly exploring additional ways to innovate and provide additional products and services to its customers. Bakkt Crypto periodically evaluates market conditions and is gauging demand for offering the following additional products or services in the near future to its customers:
–the opportunity to purchase, store, and sell non-fungible tokens or NFTs;
–services for customers in jurisdictions outside of the United States;
–internal and/or external wallet transfers of crypto assets, subject to risk assessment on incoming and outgoing transfers; and

–enhanced capabilities on its trading platform, including support for larger orders and recurring buys, and extending the platform to support institutional execution.
At the time our acquisition of Bakkt Crypto closed, Bakkt Crypto had agreements with more than 30 fintech partners pursuant to which the partners made Bakkt Crypto’s crypto asset trading service available to their customer base. Our acquisition of Bakkt Crypto resulted in us obtaining access to such partners. The majority of these fintech partners are also part of Apex Fintech Solutions’ client network.
The agreements with these fintech partners provide for licensing of their front-end trading platforms by Bakkt Crypto and cooperation between the parties in facilitating consumers’ transactions in crypto assets. The agreements are for a term of either one or two years and can be terminated by either party for breach or in case of a change of control. In most cases, the agreements also contain provisions giving Bakkt Crypto discretion in the choice of crypto assets offered to each partner through its platform, and, in some cases, exclusivity covenants pursuant to which partners have agreed not to refer their customers to other crypto asset trading platforms.
Following the closing of the acquisition of Bakkt Crypto and in light of recent regulatory developments, we reviewed all crypto assets then available on the Bakkt Crypto platform and determined that it was appropriate to delist certain of such crypto assets. In effecting such delisting decisions, we have attempted to mitigate impacts on our business and customers by affording customers a period in which to exit their positions in the impacted crypto assets as part of an orderly wind-down. Effective June 12, 2023, Apex Crypto changed its name to Bakkt Crypto Solutions, LLC ("Bakkt Crypto").
Bumped Acquisition
On February 8, 2023, we acquired 100% of the units of Bumped Financial, LLC, which we subsequently renamed Bakkt Brokerage, LLC ("Bakkt Brokerage"), a broker-dealer registered with the SEC and the Financial Industry Regulatory Authority, Inc., for cash consideration of $631,000.
Key Factors Affecting Our Performance
Growing Our Client Base
Our ability to increase our revenue stream depends on our ability to grow clients on our platform. We collaborate with leading brands and have built an extensive network across numerous industries including financial institutions, merchants and travel and entertainment. To date, management has been focused on building through clients within a business-to-business-to-consumer (“B2B2C”) model. Our goal is to provide these clients opportunities to leverage our capabilities either through their existing environment or by leveraging our platform. Our acquisition of Bakkt Crypto complements our B2B2C growth strategy by broadening our business partnerships to fintechs and neo-banks. See "Apex Crypto Acquisition" above.
Product Expansion and Innovation
The crypto marketplace is rapidly evolving. We believe our ability to continue innovating our platform will increase the attractiveness of our platform to clients. Our ability to meet the capability demands of our clients will allow us to continue to grow revenue.
Competition
The crypto marketplace is highly competitive with numerous participants competing for the same clients. We believe we are well positioned with our ability to provide capabilities around emerging cryptoassets alongside loyalty points on a single, highly secure, institutional-grade technology platform.

General Economic and Market Conditions

Our performance is impacted by the strength of the overall macroeconomic environment and crypto market conditions, which are beyond our control. Negative market conditions hinder client activity, including extended decision timelines around implementing crypto strategies. See "Crypto Market Developments" above.
Regulations in US & International Markets
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
Safeguarding Obligation Liability and Safeguarding Asset Related to Crypto Held for Other Parties
As detailed in Note 18 in the unaudited consolidated financial statements included in this Report, upon the adoption of Staff Accounting Bulletin 121 (“SAB 121”), we recorded a safeguarding obligation liability and a corresponding safeguarding asset related to the crypto held for other parties. As of June 30, 2023, the safeguarding obligation liability related to cryptoassets held for other parties was approximately $659.7 million. We have taken steps to mitigate the potential risk of loss for the crypto we hold for other parties, including holding insurance coverage specifically for certain crypto incidents and using secure cold storage to store the vast majority of crypto that we hold. SAB 121 also asks us to consider the legal ownership of the crypto held for other parties, including whether the crypto held for other parties would be available to satisfy general creditor claims in the event of our bankruptcy.
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

Key Performance Indicators
We use four key performance indicators (“KPIs”) that are key to understanding our business performance, as they reflect the different ways we enable clients to engage with our platform.
•Crypto-enabled accounts. We define crypto-enabled accounts as the total crypto accounts open on our platform. There were 6.0 million and 11.8 million crypto-enabled accounts during the three and six months ending June 30, 2023, respectively.
•Transacting accounts. We define transacting accounts as unique accounts that perform transactions on our platform each month. We use transacting accounts to reflect how users across our platform use the variety of services we offer, such as redeeming loyalty points for travel or merchandise, buying and selling crypto to facilitate everyday purchases, or converting loyalty points to cash or gift cards. There were 0.9 million and 1.6 million unique monthly transacting accounts during the three and six months ending June 30, 2023, respectively.
•Notional traded volume. We define notional traded volume as the total notional volume of transactions across crypto and loyalty platforms. The figures we use represent gross values recorded as of the order date. Notional traded volumes were $531.3 million and $724.3 million during the three and six months ending June 30, 2023, respectively.
•Assets under custody. We define assets under custody as the sum of coin quantities held by customers multiplied by the final quote for each coin on the last day of the quarter. Assets under custody were $659.7 million and $26.1 million as of June 30, 2023 and December 31, 2022, respectively.

Results of Operations
The following table is our consolidated statements of operations for the three and six months ended June 30, 2023 and June 30, 2022, respectively, (in thousands):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Revenues:
Crypto services (includes related party net revenues of $0, $14, $1 and $34 respectively)	$335,333	$661	$335,776	$993
Loyalty services, net	12,296	13,374	25,072	26,110
Total revenues	347,629	14,035	360,848	27,103
Operating expenses:
Crypto costs	331,810	463	332,173	999
Execution, clearing and brokerage fees	2,205	—	2,205	—
Compensation and benefits	27,066	34,247	61,209	69,335
Professional services	2,864	1,910	5,242	6,585
Technology and communication	4,393	4,164	10,111	8,521
Selling, general and administrative	7,566	9,769	14,275	19,203
Acquisition-related expenses	17,016	178	17,792	694
Depreciation and amortization	3,821	6,098	6,884	11,949
Related party expenses	1,512	267	2,112	634
Restructuring expenses	220	—	4,471	—
Other operating expenses	244	490	908	1,219
Total operating expenses	398,717	57,586	457,382	119,139
Operating loss	(51,088)	(43,551)	(96,534)	(92,036)
Interest income, net	701	153	2,326	214
Gain (loss) from change in fair value of warrant liability	357	10,283	(643)	12,711
Other (expense) income, net	(329)	374	(345)	(89)
Loss before income taxes	(50,359)	(32,741)	(95,196)	(79,200)
Income tax benefit (expense)	(152)	5,100	(170)	8,238
Net loss	$(50,511)	$(27,641)	$(95,366)	$(70,962)
Less: Net loss attributable to noncontrolling interest	(33,663)	(23,744)	(64,546)	(62,724)
Net loss attributable to Bakkt Holdings, Inc.	(16,848)	(3,897)	(30,820)	(8,238)

Net loss per share attributable to Class A common stockholders.
Basic	$(0.19)	$(0.05)	$(0.36)	$(0.17)
Diluted	$(0.19)	$(0.05)	$(0.36)	$(0.18)
Three Months Ended June 30, 2023 compared to Three Months Ended June 30, 2022
Financial Summary
The three months ended June 30, 2023 included the following notable items relative to the three months ended June 30, 2022:
•Revenue increased $333.6 million primarily driven by a significant increase in crypto trading revenue due to our acquisition of Bakkt Crypto; and
•Operating expenses increased $341.1 million primarily driven by increased crypto trading costs in connection with our acquisition of Bakkt Crypto.

Revenue

($ in thousands)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	$ Change	% Change
Revenues	$347,629	$14,035	$333,594	n/m
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
•Transaction revenue: We generate transaction revenue through loyalty redemption volumes where we receive a percentage fee based on the volume (reported net of associated costs) and from crypto buy/sell trades where we earn a spread on both legs of the transaction (reported gross).
Our loyalty revenue has seasonality and is typically higher in the fourth quarter, driven by holiday spending and the booking of travel. Revenue generated from our crypto services had been immaterial prior to this quarter however, with our acquisition of Bakkt Crypto, transaction and subscription revenue from crypto trades are now significant drivers of our business, and we expect those revenues to increase as we grow our client base and our customers. As a result of our acquisition of Bakkt Crypto, we expect loyalty revenue, which has been the source of substantially all of our revenue historically, to be a smaller percentage of overall revenue in the future as the revenue from our crypto product and service offerings grows.
Revenues increased by $333.6 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was comprised of $335.0 million of increased transaction revenue, offset by $1.5 million of decreased subscription and service revenue. The increase in transaction revenue was primarily driven by increased crypto trading volume due to our acquisition of Bakkt Crypto. The decrease in subscription and service revenue was related to reduced volume-based loyalty service revenues.
Operating Expenses
Operating expenses consist of crypto costs, execution, clearing and brokerage fees, compensation and benefits, professional services, technology and communication expenses, selling, general and administrative expenses, acquisition-related expenses, depreciation and amortization, related party expenses, restructuring expenses, and other operating expenses.
Crypto Costs

($ in thousands)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	$ Change	% Change
Crypto costs	$331,810	$463	$331,347	n/m
Crypto costs represent the gross value of crypto sold by our customers on our platform. These costs are measured at the executed price at the time of the trade. Crypto costs increased by $331.3 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase reflects increased volume driven by our acquisition of Bakkt Crypto.

Execution, Clearing and Brokerage Fees

($ in thousands)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	$ Change	% Change
Execution, clearing and brokerage fees	$2,205	$—	$2,205	n/m
Execution, clearing and brokerage fees primarily represent payments to clients in exchange for driving order flow to our platform. Execution, clearing and brokerage fees were $2.2 million during the three months ended June 30, 2023. The increase reflects increased volume driven by our acquisition of Bakkt Crypto.

Compensation and Benefits

($ in thousands)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	$ Change	% Change
Compensation and Benefits	$27,066	$34,247	$(7,181)	(21.0%)
Compensation and benefits expense include all salaries and benefits, compensation for contract labor, incentive programs for employees, payroll taxes, share-based and unit-based compensation and other employee related costs. Compensation and benefits expense is a significant component of our operating expenses, and we expect this will continue to be the case after the restructuring actions we took between the fourth quarter of 2022 and the second quarter of 2023.
Headcount increased year over year across functions as we invested in strengthening our service offerings and enhancing our systems, processes, and controls. Our restructuring actions have re-set our expense base to meet current market demand, and we expect to limit future hiring and leverage the team we have built to date as well as our Bakkt Crypto acquisition to execute our growth strategy. Accordingly, we expect that our compensation and expenses will decrease as a percentage of our revenue over time. Compensation and benefits decreased by $7.2 million, or 21.0%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily due to a decreases of $4.3 million in non-cash compensation and incentive bonuses, $4.9 million in contract labor for software development costs and $1.1 million of recruiting fees, partially offset by increases of $3.0 million in capitalized software development costs and $1.6 million in salaries, wages and benefits.
Professional Services

($ in thousands)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	$ Change	% Change
Professional Services	$2,864	$1,910	$954	49.9%
Professional services expense includes fees for accounting, legal and regulatory fees. Professional services increased by $1.0 million, or 49.9%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily due to increases of $1.1 million in audit and tax fees and $0.1 million in legal fees, partially offset by a decrease of $0.2 million in other professional fees.
Technology and Communication

($ in thousands)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	$ Change	% Change
Technology and Communication	$4,393	$4,164	$229	5.5%
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
Technology and communications expense also includes fees paid for access to external market data and associated licensing costs, which may be impacted by growth in electronic contract volume, our capacity requirements, changes in the number of telecommunications hubs, and connections with customers to access our electronic platforms directly. Technology and communications expense increased by $0.2 million, or 5.5%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase was primarily due to an increase of $0.3 million in hardware and software license fees.
Selling, General and Administrative

($ in thousands)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	$ Change	% Change
Selling, General and Administrative	$7,566	$9,769	$(2,203)	(22.6%)
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
Selling, general and administrative costs decreased by $2.2 million, or 22.6%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily due to a $3.1 million reduction of marketing expenses, partially offset by increases of $0.4 million in occupancy costs and $0.3 million in regulatory filing fees. In 2022, the majority of marketing expenses were web-based promotional campaigns associated with our direct to consumer app, which we retired in the first quarter of 2023. We expect marketing efforts going forward to reflect our B2B2C focus and we will scale investments up or down depending on market conditions and opportunities.
Acquisition-related Expenses

($ in thousands)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	$ Change	% Change
Acquisition-related expenses	$17,016	$178	$16,838	n/m
Acquisition-related expenses increased by $16.8 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Acquisition-related expenses for the three months ended June 30, 2023 consist of fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms related to the acquisitions of Bakkt Crypto. The amount and timing of acquisition-related expenses is expected to vary across periods based on potential transaction activities.
Depreciation and Amortization

($ in thousands)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	$ Change	% Change
Depreciation and amortization	$3,821	$6,098	$(2,277)	(37.3%)

Depreciation and amortization expense consists of amortization of intangible assets from business acquisitions, internally developed software and depreciation of purchased software and computer and office equipment over their estimated useful lives. Intangible assets subject to amortization consist primarily of acquired technology and client relationships from the VIH Business Combination and acquisition of Bakkt Crypto. Depreciation and amortization decreased by $2.3 million, or 37.3%, for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The decrease was primarily due to lower net book values of intangible assets after impairments were recognized in 2022.
Restructuring Expenses

($ in thousands)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	$ Change	% Change
Restructuring expenses	$220	$—	$220	n/m
Restructuring expenses of $0.2 million during the three months ended June 30, 2023 consist of severance costs and reversal of non-cash compensation as part of our business simplification initiatives to focus on capabilities with strong product market fit and scalability.
Gain from Change in Fair Value of Warrant Liability

($ in thousands)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	$ Change	% Change
Gain from change in fair value of warrant liability	$357	$10,283	$(9,926)	n/m
We recorded a gain of $0.4 million during the three months ended June 30, 2023 for the change in fair value on the revaluation of our warrant liability associated with our public warrants. We recorded a gain of $10.3 million during the three months ended June 30, 2022 for the change in fair value on the revaluation of our warrant liability associated with our public warrants. These are non-cash losses and gains and are driven by fluctuations in the market price of our public warrants.
Other income (expense), net

($ in thousands)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	$ Change	% Change
Other income (expense), net	$(329)	$374	$(703)	(188.0%)
Other income (expense), net primarily consists of non-operating gains and losses. During the three months ended June 30, 2023, we had expense of $0.3 million primarily related to foreign currency translation. During the three months ended June 30, 2022, we recorded income of $0.4 million primarily related to foreign currency translation.
Income tax benefit (expense)

($ in thousands)	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	$ Change	% Change
Income tax benefit (expense)	$(152)	$5,100	$(5,252)	(103.0%)
Income tax expense during the three months ended June 30, 2023 primarily consists of current state tax expense related to certain state jurisdictions wherein we are required to file income tax returns . Income tax benefit during the three months ended June 30, 2022 primarily consists of deferred tax benefit from net loss allocated to Bakkt Holdings, Inc. during the period.

Six Months Ended June 30, 2023 compared to Six Months Ended June 30, 2022
Financial Summary
The six months ended June 30, 2023 included the following notable items relative to the six months ended June 30, 2022:
•Revenue increased $333.7 million primarily driven by a significant increase in crypto trading revenue due to our acquisition of Bakkt Crypto; and
•Operating expenses increased $338.2 million primarily driven by increased crypto trading costs in connection with our acquisition of Bakkt Crypto.
Revenue

($ in thousands)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	$ Change	% Change
Revenues	$360,848	$27,103	$333,745	n/m
Revenues increased by $333.7 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was comprised of $335.7 million of increased transaction revenue, offset by $2.0 million of decreased subscription and service revenue. The increase in transaction revenue was primarily driven by increased crypto trading volume due to our acquisition of Bakkt Crypto. The decrease in subscription and service revenue was related to reduced volume-based service revenues.
Operating Expenses
Operating expenses consist of crypto costs, execution, clearing and brokerage fees, compensation and benefits, professional services, technology and communication expenses, selling, general and administrative expenses, acquisition-related expenses, depreciation and amortization, related party expenses, restructuring expenses, and other operating expenses.
Crypto Costs

($ in thousands)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	$ Change	% Change
Crypto costs	$332,173	$999	$331,174	n/m
Crypto costs increased by $331.2 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase reflects increased volume driven by our acquisition of Bakkt Crypto.
Execution, Clearing and Brokerage Fees

($ in thousands)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	$ Change	% Change
Execution, clearing and brokerage fees	$2,205	$—	$2,205	n/m
Execution, clearing and brokerage fees were $2.2 million during the six months ended June 30, 2023. The increase reflects increased volume driven by our acquisition of Bakkt Crypto.

Compensation and Benefits

($ in thousands)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	$ Change	% Change
Compensation and Benefits	$61,209	$69,335	$(8,126)	(11.7%)
Compensation and benefits decreased by $8.1 million, or 11.7%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily due to decreases of $11.0 million in non-cash compensation and incentive bonuses, $7.5 million in contract labor for software development costs and $1.3 million in recruiting fees, partially offset by an increase of $7.2 million in salaries, wages and benefits and $5.6 million in capitalized software development costs.
Professional Services

($ in thousands)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	$ Change	% Change
Professional Services	$5,242	$6,585	$(1,343)	(20.4%)
Professional services decreased by $1.3 million, or 20.4%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was due to decreases of $0.2 million in audit and tax fees, $0.6 million in legal fees and $0.6 million in other professional fees.
Technology and Communication

($ in thousands)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	$ Change	% Change
Technology and Communication	$10,111	$8,521	$1,590	18.7%
Technology and communications expense increased by $1.6 million, or 18.7%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase was primarily due to an increase of $1.6 million in hardware and software license fees.
Selling, General and Administrative

($ in thousands)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	$ Change	% Change
Selling, General and Administrative	$14,275	$19,203	$(4,928)	(25.7%)
Selling, general and administrative costs decreased by $4.9 million, or 25.7%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily due to a $6.0 million reduction of marketing expenses, partially offset by an $1.0 million increase in occupancy costs.
Acquisition-related Expenses

($ in thousands)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	$ Change	% Change
Acquisition-related expenses	$17,792	$694	$17,098	n/m
Acquisition-related expenses increased by $17.1 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Acquisition-related expenses for the three months ended June 30, 2023 consist of fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms related to the acquisitions of

Bakkt Crypto and Bakkt Brokerage. The amount and timing of acquisition-related expenses is expected to vary across periods based on potential transaction activities.
Depreciation and Amortization

($ in thousands)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	$ Change	% Change
Depreciation and amortization	$6,884	$11,949	$(5,065)	(42.4%)
Depreciation and amortization decreased by $5.1 million, or 42.4%, for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The decrease was primarily due to lower net book values of intangible assets after impairments were recorded in 2022.
Restructuring Expenses

($ in thousands)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	$ Change	% Change
Restructuring expenses	$4,471	$—	$4,471	n/m
Restructuring expenses of $4.5 million during the six months ended June 30, 2023 consist of severance costs and accelerated vesting of non-cash compensation as part of our business simplification initiatives to focus on capabilities with strong product market fit and scalability.
(Loss) gain from Change in Fair Value of Warrant Liability

($ in thousands)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	$ Change	% Change
(Loss) gain from change in fair value of warrant liability	$(643)	$12,711	$(13,354)	n/m
We recorded a loss of $0.6 million during the six months ended June 30, 2023 for the change in fair value on the revaluation of our warrant liability associated with our public warrants. We recorded a gain of $12.7 million during the six months ended June 30, 2022 for the change in fair value on the revaluation of our warrant liability associated with our public warrants.
Other income (expense), net

($ in thousands)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	$ Change	% Change
Other income (expense), net	$(345)	$(89)	$(256)	287.6%
Other income (expense), net primarily consists of non-operating gains and losses. During the six months ended June 30, 2023, we recorded expense of $0.3 million primarily related to foreign currency translation. During the six months ended June 30, 2022, we recorded expense of $0.1 million primarily related to foreign currency translation.
Income tax benefit (expense)

($ in thousands)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022	$ Change	% Change
Income tax benefit (expense)	$(170)	$8,238	$(8,408)	n/m
Income tax expense during the six months ended June 30, 2023 primarily consists of current state tax expense related to certain state jurisdictions wherein we are required to file income tax returns and an increase to our valuation allowance related to the goodwill recognized from the acquisition of Bakkt Crypto. Income tax benefit during the six months ended June 30, 2022 primarily consists of deferred tax benefit from net loss allocated to Bakkt Holdings, Inc. during the period.
Liquidity and Capital Resources
As of June 30, 2023, we had $84.5 million and $24.9 million of cash and cash equivalents and restricted cash, respectively. Additionally, as of June 30, 2023, we had $14.9 million of available-for-sale debt securities that mature over the next 3 months. Cash and cash equivalents consist of cash deposits at banks and money market funds. Restricted cash is held to satisfy certain minimum capital requirements pursuant to regulatory requirements.
We intend to use our unrestricted cash and proceeds from maturity of available-for-sale debt securities to (i) maintain our sales and marketing efforts and activate crypto clients, (ii) maintain our research and product development efforts, and (iii) optimize our technology infrastructure and operational support. We expect to limit future hiring and leverage the team we have built to date as well as our Bakkt Crypto acquisition to execute our growth strategy. Excluding the cash purchase price to acquire Bakkt Crypto, we expect our cash usage in 2023 to decline from 2022 levels driven by the combined impact of increased revenue and expense reductions related to the completion of large-dollar investments in 2022 and benefits from restructuring actions. In addition, we may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies or intellectual property rights. However, we have no agreements or commitments with respect to any such acquisitions or investments at this time.
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
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net cash used in operating activities	$(78,486)	$(60,430)
Net cash provided by (used in) investing activities	$75,116	$(203,937)
Net cash (used in) provided by financing activities	$(2,502)	$2
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

Net cash flows used in operating activities of $78.5 million for the six months ended June 30, 2023 was primarily related to our net loss of $95.4 million and net cash outflows resulting from changes in our operating assets and liabilities of $4.5 million, offset by non-cash charges of $21.4 million. Net cash outflows from changes in our operating assets and liabilities for the six months ended June 30, 2023 resulted primarily from a $11.1 million decrease of accounts payable and accrued liabilities, which was partially offset by a decrease in prepaid insurance of $6.9 million. The non-cash charges primarily consisted of share-based compensation of $11.3 million and depreciation and amortization of $6.9 million.
Net cash flows used in operating activities of $60.4 million for the six months ended June 30, 2022 is primarily related to our net loss of $71.0 million and changes in our operating assets and liabilities of $2.1 million, offset by non-cash charges of $12.6 million. The non-cash charges primarily consisted of share-based compensation of $21.2 million and depreciation and amortization of $11.9 million, offset by a gain from change in fair value of warrant liability of $12.7 million. Net cash outflows from changes in operating assets and liabilities resulted primarily from an increase in accounts receivables of $3.3 million, a decrease of accounts payable and accrued liabilities of $2.6 million and an increase in other assets and liabilities of $4.0 million, which were partially offset by a decrease in prepaid insurance of $8.6 million.
Investing Activities
Net cash flows provided by investing activities of $75.1 million for the six months ended June 30, 2023 consisted of the receipt of $153.2 million of proceeds from the sale of available-for-sale securities, partially offset by the purchase of $27.0 million of available-for-sale debt securities, $6.0 million of capitalized costs of internally developed software for our technology platforms, $44.4 million net cash used to acquire Bakkt Crypto and $0.6 million cash used to acquire Bakkt Brokerage.
Net cash flows used in investing activities of $203.9 million for the six months ended June 30, 2022 consisted of the purchase of $189.2 million of available-for-sale debt securities and $14.8 million of capitalized costs of internally developed software.
Financing Activities
Net cash flows used in financing activities of $2.5 million during the six months ended June 30, 2023 resulted from the repurchase and retirement of Class A common stock that was withheld from vested RSUs/PSUs.
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

The TRA provides for the payment by us to exchanging holders of Bakkt Common Units of 85% of certain net income tax benefits, if any, that we realize (or in certain cases is deemed to realize) as a result of these increases in tax basis related to entering into the TRA, including tax benefits attributable to payments under the TRA. This payment obligation is an obligation of the Company and not of Bakkt. For purposes of the TRA, the cash tax savings in income tax will be computed by comparing our actual income tax liability (calculated with certain assumptions) to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the assets of Bakkt as a result of Bakkt having an election in effect under Section 754 of the Code for each taxable year in which an exchange of Bakkt Common Units for Class A common stock occurs and had we not entered into the TRA. Such change will be calculated under the TRA without regard to any transfers of Bakkt Common Units or distributions with respect to such Bakkt Common Units before the exchange under the Exchange Agreement to which Section 743(b) or 734(b) of the Code applies. As of June 30, 2023, 22,678,761 Opco common units were exchanged for Class A common stock. Based on the Company's history of taxable losses, the Company has concluded that it is not probable to expect cash tax payments in the foreseeable future and as such, no value has been recorded under the TRA.
Contractual Obligations and Commitments
The following is a summary of our significant contractual obligations and commitments as of June 30, 2023 (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Purchase obligations(1)	$4,050	$19,100	$900	$—	$24,050
Future minimum operating lease payments(2)	4,775	10,460	7,444	12,637	35,316
Total contractual obligations	$8,825	$29,560	$8,344	$12,637	$59,366
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

The following table presents a reconciliation of net loss, the most directly comparable GAAP operating performance measure, to our Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Net loss	$(50,511)	$(27,641)	$(95,366)	$(70,962)
Depreciation and amortization	3,821	6,098	6,884	11,949
Interest income, net	(701)	(153)	(2,326)	(214)
Income tax expense (benefit)	152	(5,100)	170	(8,238)
EBITDA	(47,239)	(26,796)	(90,638)	(67,465)
Acquisition-related expenses	17,016	178	17,792	694
Share-based and unit-based compensation expense	4,352	7,062	12,273	20,409
Cancellation of common units	—	(15)	—	(75)
(Gain) loss from change in fair value of warrant liability	(357)	(10,283)	643	(12,711)
Restructuring expenses	220	—	4,471	—
Transition services expense	1,512	267	2,112	634
Adjusted EBITDA loss	$(24,496)	$(29,587)	$(53,347)	$(58,514)
Adjusted EBITDA loss for the three months ended June 30, 2023 decreased by $5.1 million or 17.2% as compared to the three months ended June 30, 2022. The decreased loss was primarily due to decreases of $4.9 million in contract labor and $3.1 million in marketing expenses.
Adjusted EBITDA loss for the six months ended June 30, 2023 decreased by $5.2 million or 8.8% as compared to the six months ended June 30, 2022. The decreased loss was primarily due to decreases of $7.5 million in contract labor and $6.0 million in marketing expenses, partially offset by an increase of $5.6 million in capitalized software development costs.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP, which requires us to make estimates and apply judgments that affect the reported amounts. In our notes to the audited consolidated financial statements, we describe the significant accounting policies used in preparing the consolidated financial statements. Our management has discussed the development, selection, and disclosure of our critical accounting policies and estimates with the Audit Committee of our Board of Directors. For further information about our critical accounting policies and estimates, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K. There have been no material changes to our critical accounting policies and estimates since our Form 10-K, except for those mentioned in conjunction with our acquisition of Bakkt Crypto in Note 2 of the unaudited consolidated financial statements included in this Report.
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
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Except as described below, there were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In April 2023, we acquired Apex Crypto and are in the process of integrating the acquired business into our overall internal control over financial reporting process. Such acquisition exceeded 50% significance under the significance tests set forth in Item 3-05 of Regulation S-X. As permitted under applicable regulations, we have excluded Apex Crypto from our assessment of internal control over financial reporting.

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
Prior to its acquisition by the Company, Bakkt Crypto received requests from the SEC for documents and information about certain aspects of its business, including the operation of its trading platform, processes for listing assets, the classification of certain listed assets, and relationships with customers and service providers, among other topics. The SEC has since made a number of follow-up requests for additional documents and information, and the Company has continued to respond to those requests on a timely basis. Based on the ongoing nature of this matter, the outcome remains uncertain and the Company cannot estimate the potential impact, if any, on its business or financial statements at this time.
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
Item 1A. Risk Factors.
In addition to the information set forth in this Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Form 10-K, which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in our risk factors from those described in our Form 10-K, other than as set forth below:

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
Our agreements with our clients have terms that range from approximately one to five years, and in some cases, our existing clients can generally terminate these agreements without cause upon 30 to 90 days’ prior written notice. In addition, many of those agreements also provide for the right of the client to terminate the agreement, or for us to pay financial penalties, in the event that we breach certain service level agreements with respect to the operation of our platform. The termination of one or more of our agreements with a client would result in a reduction in a loss of transacting accounts, transaction volume and revenue attributable to customers generated from that client relationship, and our business, financial condition, results of operations and future prospects would be materially and adversely affected.
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
In addition, our ability to retain existing, or obtain new, partners and customers may be impacted to the extent that clients choose not to partner with us, or customers choose not to transact or to engage in fewer transactions on our platform, in each case, because we do not currently offer or plan to cease offering certain crypto assets. For example, Bakkt has delisted or determined to delist a substantial majority of the crypto assets that had historically been available for trading on the Bakkt Crypto platform. The decision to delist those crypto assets has impacted, and may in the future further impact, our revenues as additional crypto assets are delisted and may impact the expected synergies and benefits from the Bakkt Crypto acquisition. If partners do not engage with us, or if customers choose not to transact or make fewer transactions on our platform, as a result of the decision to delist those crypto assets or our decision not to offer other crypto assets, our revenues will be adversely impacted.
Any of the foregoing could, among other things, adversely impact our stock price, make us less competitive compared to our peers and otherwise significantly adversely affect our business.

Excessive redemptions or withdrawals, or a suspension of redemptions or withdrawals, of crypto assets could adversely impact our business.
We have procedures to process redemptions and withdrawals promptly in accordance with the terms of the applicable user agreements. Although we have not experienced excessive redemptions or withdrawals, or suspensions of redemptions or withdrawals, of crypto assets to date, we could experience process-related withdrawal or redemption delays in the future if there were to be a significant and unexpected volume of withdrawal or redemption requests. To the extent we have process-related delays, even if the delays are brief or due to blockchain network congestion or heightened redemption activity, and even if the delays are within the terms of an applicable user agreement or otherwise communicated by us, we may nonetheless experience, among other things, increased customer complaints, damage to our brand and reputation and additional regulatory scrutiny, any of which could adversely affect our business.

Our business is subject to extensive government regulation, oversight, licensure and approvals. Our failure to comply with extensive, complex, uncertain, overlapping and frequently changing rules, regulations and legal interpretations could materially harm our business.
Our business is subject to laws, rules, regulations, policies and legal interpretations in the markets in which we operate, including, but not limited to, those governing money transmission, crypto asset business activity, consumer protection, anti-money laundering, counter-terrorist financing, privacy and data protection, cybersecurity, economic and trade sanctions, commodities, derivatives, and securities.
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
As we expand our business activities, both as to the products and services offered and into jurisdictions beyond the United States, including as a result of the Bakkt Crypto acquisition, we have become increasingly obligated to comply with new laws and regulations, including those of any additional countries and markets in which we operate, and we may be subject to increased regulatory oversight and enforcement and more restrictive rules and regulations. Laws outside of the United States often impose different, more specific, or even conflicting obligations on companies, as well as broader liability. For example, certain transactions that may be permissible in a local jurisdiction may be prohibited by regulations of U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) or U.S. anti-money laundering or counter-terrorist financing regulations. Our ability to manage our business and conduct our operations internationally will require considerable management attention and resources, particularly as we have no operating history outside the United States and limited experience with international regulatory environments and market practices. Our failure to successfully manage regulatory risks could harm our international operations and have an adverse effect on our business, operating results, and financial condition.
As we are expanding our international activities, in particular in connection with our integration of Bakkt Crypto, we have become increasingly obligated to comply with the laws, rules, regulations, policies and legal interpretations of both the jurisdictions in which we operate and those into which we offer services on a cross-border basis. For instance, financial regulators outside the United States have increased scrutiny of crypto asset exchanges over time, such as by requiring crypto asset exchanges operating in their local jurisdictions to be regulated and licensed under local laws. To the extent a customer accesses our services outside of jurisdictions where we have obtained required governmental licenses and authorization, we face a risk of becoming subject to regulations in that local jurisdiction. A regulator’s conclusion that we are servicing customers in its jurisdiction without being appropriately licensed, registered or authorized could result in fines or other enforcement actions.
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

Regulatory regimes governing blockchain technologies and crypto are evolving and uncertain, and new legislation, regulations, guidance and enforcement actions have in the past required, and may in the future require, us to alter our business practices.
Significant parts of our business, such as our product and service offerings involving crypto, are subject to uncertain and/or evolving regulatory regimes. As crypto has grown in both popularity and market size, governments have reacted differently, with certain governments deeming it illegal and others allowing its use and trade without restriction. The failures of risk management and other control functions at other companies that played a role in the 2022 events have accelerated, and continue to accelerate, an existing regulatory trend toward stricter oversight of crypto platforms and the crypto industry. Legislation, regulations and enforcement actions applicable to crypto in the United States include, but are not limited to the following:
–In 2023, the SEC initiated lawsuits against certain crypto currency exchanges, including Bittrex, Coinbase and Binance, alleging among other things that those entities operated as unregistered national securities exchanges, unregistered broker-dealers and unregistered clearing agencies and alleging that certain crypto assets available on their platforms are securities.
–The CFTC staff has publicly taken the position that certain cryptoassets are commodities, and as such, exchange-traded derivatives involving bitcoin are subject to the CFTC’s jurisdiction and enforcement powers. This has been reflected in certain CFTC enforcement actions, including those against Coinflip, Inc. and certain informal CFTC guidance, such as the LabCFTC’s Primer on Virtual Currencies.
–In June 2023, the CFTC won a default judgment against Ooki DAO, a decentralized autonomous organization that the CFTC charged with operating an illegal trading platform and unlawfully offering leveraged and margined retail commodity transactions in crypto assets outside of a registered exchange, unlawfully acting as a Futures Commission Merchant (FCM), and unlawfully failing to comply with Bank Secrecy Act obligations applicable to FCMs.
–In July 2023, a court in the Southern District of New York held that Ripple’s sales of XRP to sophisticated investors pursuant to written contracts did constitute the unregistered offer and sale of investment contracts while sales of XRP to purchasers through blind bid/ask transactions on crypto asset exchanges did not constitute the sale of unregistered securities.
–The U.S. Congress has expressed the need for both greater federal oversight of the crypto industry and comprehensive cryptocurrency legislation. In June 2023, a bill was introduced in the U.S. House of Representatives that would place cryptocurrencies offered as part of an investment contract would fall under SEC oversight, while those that qualify as commodities would be overseen by the CFTC. Under the draft bill, whether a particularly crypto asset is as a security or commodity would depend on how decentralized its underlying blockchain is, as determined by an SEC ruling. The bill would also subject crypto asset intermediaries, such as certain of our subsidiaries, to registration with and regulation by the CFTC, the SEC or both.
–Certain state regulators, such as the NYDFS, have created or are in the process of creating new regulatory frameworks with respect to crypto. For example, in 2015, the NYDFS adopted “BitLicense,” the first U.S. regulatory framework for licensing participants in crypto business activity. Bakkt Marketplace currently operates under a BitLicense. On January 25, 2023, the NYDFS released guidance regarding crypto custody practices, providing that a “virtual currency entity custodian” must: (1) separately account for and segregate customer assets from proprietary assets, (2) take possession of customer assets only for the limited purpose of carrying out custody and safekeeping services, (3) request approval before implementing any sub-custody arrangements, and (4) provide adequate disclosure to customers. In addition, Louisiana has adopted a virtual currency regulation, effective as of January 1, 2023, which requires operators of virtual currency businesses to obtain a virtual currency license in order to conduct business in Louisiana, and as such, we are in the process of applying for this license. Other states, such as Texas, have published guidance on how their existing regulatory regimes governing money transmitters apply to virtual currencies. Some states, such as New Hampshire, North Carolina and Washington, have amended their state’s statutes to clarify the treatment of virtual currencies within existing licensing regimes, while others have interpreted their existing statutes as requiring a money transmitter license to conduct certain virtual currency business activities.
–FinCEN has released guidance regarding how it considers its regulations to interact with crypto businesses.
–The IRS released guidance treating crypto as property that is not currency for U.S. federal income tax purposes.
Governmental and regulatory bodies may continue to adopt new laws and regulations, issue new guidance or bring new enforcement actions relating to crypto and the crypto industry generally, and crypto platforms in particular, the direction and timing of which may be influenced by changes in the governing administrations and major events in the crypto industry. In addition, regulators may establish self-regulatory bodies to set guidelines regarding crypto, which could have similar effects on new policies adopted by government bodies. To the extent regulators issue guidance, uncertainties may remain regarding the application of such guidance and any informal guidance may not be an official policy, rule or regulation, may be subject to change and is not necessarily binding on the applicable regulators. Enforcement actions may also be contested in litigation, which could take years to resolve, and can also lead to an uncertain regulatory environment.
The technologies underlying crypto are novel technologies and relatively untested, and the application of securities and other laws to aspects of these technologies and crypto is unclear in certain respects. It is difficult to predict how or whether regulatory agencies may apply existing or new regulation with respect to this technology and its applications, and whether regulators will bring enforcement actions on particular points. For instance, U.S. bankruptcy courts are now faced with a number of questions of first impression that may determine the status of crypto in bankruptcy, and the rights and obligations of platforms that custody crypto for their customers.
New interpretations of, or changes to, existing laws, regulations and guidance, and new enforcement actions, may adversely impact the development of the crypto industry as a whole and our legal and regulatory status in particular by changing how we operate our business, how our products and services are regulated, and what products or services we and our competitors can offer, requiring changes to our compliance and risk mitigation programs, policies and procedures, imposing new licensing requirements, or imposing a total ban on certain crypto transactions, as has occurred in certain jurisdictions in the past. In addition, new or changing laws, regulations, guidance or enforcement actions, could severely or materially adversely impact, among other things, the permissibility of the operation of the blockchain networks underlying crypto and our operations; adversely impact the value or liquidity of crypto; limit the ability to access marketplaces or exchanges on which to trade crypto; adversely impact the structure, rights and transferability of crypto and the treatment of crypto and holders of crypto in insolvency proceedings; and result in further negative publicity relating to particular crypto assets or platforms or the crypto industry more generally. Any of the foregoing could significantly adversely impact our business.
See also “A crypto asset’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty, and if crypto assets on our platform are later determined to be securities, we may be subject to regulatory scrutiny, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.”
A crypto asset’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty, and if crypto assets on our platform are later determined to be securities, we may be subject to regulatory scrutiny, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.

The SEC and its staff have taken the position that certain crypto assets fall within the definition of a “security” under the U.S. federal securities laws, and it is possible the SEC may take this position with respect to other assets that may be transacted on our platform. The legal test for determining whether any given asset is a security is a highly complex and, fact-driven analysis, and the outcome is difficult to predict. To date, public statements by senior officials at the SEC indicate that the SEC does not intend to take the position that bitcoin or ether are securities in their current form. However, such statements do not represent SEC rules or official policy statements by the SEC; they reflect only the speakers’ views and are not binding on the SEC or any other agency or court and cannot be generalized to any other crypto asset. The SEC, as well as other regulators, have been increasingly focused on the regulation of crypto, which has impacted and will continue to impact our business. In recent months, the SEC has alleged a number of additional crypto assets to be securities in the course of enforcement actions and lawsuits brought against crypto market participants, including lawsuits brought against the crypto exchanges Bittrex, Coinbase and Binance. Among the crypto assets identified as securities in these actions are assets that were previously listed on Bakkt Crypto’s platform, which Bakkt has since delisted. Prior SEC enforcement activity had not alleged crypto assets made available for trading on or through a Bakkt platform to be securities. It is not clear what actions the SEC will take with respect to those or other crypto assets, including in the course of the SEC inquiry regarding the Bakkt Crypto platform that began prior to Bakkt’s acquisition, or what decisions the courts will reach regarding the status of specific crypto assets as securities. For example, in December 2020, the SEC initiated a lawsuit against Ripple Labs, Inc. (“Ripple”) and two of its executives, alleging that they engaged in the unlawful offer and sale of unregistered securities through sales of XRP, Ripple’s crypto asset, since 2012. On July 13, 2023, a court in the Southern District of New York held that Ripple’s sales of XRP to sophisticated investors pursuant to written contracts did constitute the unregistered offer and sale of investment contracts while sales of XRP to purchasers through blind bid/ask transactions on crypto asset exchanges did not constitute the sale of unregistered securities. There also remains a significant lack of clarity over whether individual crypto assets backed by local currencies, known as “stablecoins,” will be deemed to be “securities.”
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
We could be subject to legal or regulatory action in the event the SEC, a foreign regulatory authority, or a court were to determine that a supported crypto asset bought, sold, converted, spent or sent through our platform is a “security” under applicable laws. Because our platform is not yet registered or licensed with the SEC or foreign authorities as a broker-dealer, national securities exchange, or ATS (or foreign equivalents), and we do not seek to register or rely on an exemption from such registration or license to facilitate the offer and sale of crypto assets on our platform, we currently only permit transactions in crypto assets that we have determined are not securities. We intend to offer other crypto assets on our platform in the future, although which crypto assets will be allowed on our platform, and the timing for such crypto assets to be allowed on out platform, is uncertain. We will only allow those crypto assets for which we determine there are reasonably strong arguments to conclude that the crypto asset is not a security.
However, the application of securities laws to the specific facts and circumstances of crypto may be complex and subject to change, and a listing determination does not guarantee any conclusion under the United States federal securities laws. While we have policies that are designed to help us analyze whether a particular crypto asset is a “security”, our policies and procedures are not a legal standard but rather a framework for analysis that permits us to make a risk-based assessment regarding the likelihood that a particular crypto asset could be deemed a “security” under applicable laws. Regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC, a state or foreign regulatory authority, or a court, were to determine that a crypto asset currently offered, sold or traded on our platform is a “security” under applicable laws. Moreover, although we expect our risk assessment policies and procedures to regularly evolve to take into account developments in case law, facts and developments in technology, regulatory clarity and changes in market acceptance and adoption of these crypto assets, these developments and changes may occur more rapidly than we are able to change our related policies and procedures. Actions may also be brought by private individuals or entities alleging illegal transactions involving crypto assets that they claim are securities, and seeking rescission of those transactions, and/or other legal and equitable relief under federal or state securities laws.
In addition, in connection with our acquisition of Bakkt Crypto we have needed to, and if we engage in any other acquisitions in the future, may further need to, update our policies and procedures to account for additional types of crypto assets or additional functionalities, and there may be a delay in adopting uniform policies and procedures relating to the acquired company or in applying such policies and procedures to an acquired company’s crypto assets. In applying our policies and procedures to an acquired company’s crypto assets, we may determine to delist some or all of such company’s crypto assets. See also “If we are unable to attract, retain or grow our relationships with our existing clients, our business, financial condition, results of operations and future prospects would be materially and adversely affected. Moreover, sales efforts to large clients involve risks that may not be present or that are present to a lesser extent with respect to sales to smaller organizations.”
There can be no assurances that we will properly characterize any given crypto asset as a security or non-security for purposes of determining if that crypto asset is allowed to be offered through our platform, or that the SEC, foreign regulatory authority, or a court, if the question was presented to it, would agree with our assessment. If the SEC, foreign regulatory authority, or a court were to determine that bitcoin or any other crypto asset to be offered, sold, or traded on our platform in the future is a security, we would not be able to offer such crypto asset for trading until we are able to do so in a compliant manner, such as through an alternative trading system approved to trade crypto assets that constitute securities, and such determination may have adverse consequences for such supported crypto assets. A determination by the SEC, a foreign regulatory authority, or a court that an asset that we support for trading on our platform constitutes a security may also result in a determination that we should remove such asset from our platform, as well as other assets that have similar characteristics to such asset deemed to be a security. In addition, we could be subject to judicial or administrative sanctions for failing to offer or sell the asset in compliance with the registration requirements, or for acting as a broker, dealer, or national securities exchange without appropriate registration. Such an action could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines and disgorgement, criminal liability and reputational harm. Customers that traded such supported assets on our platform and suffered trading losses could also seek to rescind a transaction that we facilitated on the basis that it was conducted in violation of applicable law, which could subject us to significant liability. Furthermore, if we remove any assets from trading on our platform, our decision may be unpopular with our customers and may reduce our ability to attract and retain customers, especially if such assets remain traded on unregulated exchanges, which includes many of our competitors.

We are subject to significant litigation risk and risk of regulatory liability and penalties. Any current or future litigation or regulatory proceedings against us could be costly and time-consuming to defend.
We are from time to time subject to legal proceedings and claims as well as regulatory proceedings that arise in the ordinary course of business, such as securities class action litigation or other shareholder litigation, claims brought by our clients or customers in connection with commercial disputes, or employment claims made by our current or former employees, and patent litigation. For example, on April 21, 2022, a putative class action was filed against Bakkt Holdings, Inc. and certain of its directors and officers prior to the VIH Business Combination in the U.S. District Court for the Eastern District of New York on behalf of certain purchasers of securities of VIH and/or purchasers of Bakkt Class A common stock issued in connection with the VIH Business Combination, seeking damages as well as fees and costs. On March 14, 2023, the parties reached a settlement in principle. On April 12, 2023, the parties completed a stipulation of settlement resolving the litigation for $3.0 million, subject to Court approval. A motion for preliminary approval was filed with the Court on April 17, 2023. The motion remains pending. We expect the settlement will be covered by our insurance less our contractual retention. On June 23, 2023, an “opt-out” action related to the foregoing class action was filed against

Bakkt Holdings, Inc. and the individuals named in the class action. On February 20, 2023, a derivative action related to the foregoing class action was filed against Bakkt Holdings, Inc. and all of its directors in the U.S. District Court for the Eastern District of New York. On June 13, 2023, the defendants filed with the Court a pre-motion letter setting forth the reasons for the dismissal of the action. On July 20, 2023, the parties filed with the Court a stipulation of a voluntary dismissal of the action without a settlement or compromise between them. On July 31, 2023, the Court issued an order to dismiss the action. In addition, prior to our acquisition of Bakkt Crypto, Bakkt Crypto received requests from the SEC for documents and information about certain aspects of its business, including the operation of its trading platform, processes for listing assets, the classification of certain listed assets, and relationships with customers and service providers, among other topics. We are in the process of responding to the SEC and cannot estimate the potential impact, if any, of the resolution of this matter on our business or financial statements at this time, which could be material.
Many aspects of our business involve substantial litigation risks, including potential liability from disputes over terms of a trade, the claim that a system failure or delay caused monetary losses to a customer, that we entered into an unauthorized transaction, that we provided materially false or misleading statements in connection with a transaction or that we failed to effectively fulfill our regulatory oversight responsibilities. We may be subject to disputes regarding the quality of customer order execution, the settlement of customer orders or other matters relating to our services.
Litigation, even claims without merit, could result in substantial costs and may divert management’s attention and resources, which might seriously harm our business, financial condition and results of operations. Insurance may not cover such claims, may not provide sufficient payments to cover all the costs to resolve one or more such claims, and may not continue to be available on terms acceptable to us (including premium increases or the imposition of large deductible or co-insurance requirements). A claim brought against us that is uninsured or underinsured could result in unanticipated costs, potentially harming our business, financial position and results of operations. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms, or that our insurers will not deny coverage as to any future claim.
In light of our business model based on crypto, we are also subject to substantial regulatory risks. For more information about the regulatory risks to which our business is subject, see “A crypto asset’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty, and if crypto assets on our platform are later determined to be securities, we may be subject to regulatory scrutiny, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition,” “Regulatory regimes governing blockchain technologies and crypto are evolving and uncertain, and new legislation, regulations, guidance and enforcement actions have in the past required, and may in the future require, us to alter our business practices” and “Our business is subject to extensive government regulation, oversight, licensure and approvals. Our failure to comply with extensive, complex, uncertain, overlapping and frequently changing rules, regulations and legal interpretations could materially harm our business.”
Adverse resolution of any lawsuit or claim or regulatory proceeding against us, or any regulatory investigation involving us, could have a material adverse effect on our business and our reputation. To the extent we are found to have failed to fulfill our regulatory obligations, we could lose our authorizations or licenses or become subject to conditions that could make future operations more costly and impair our profitability. Such events could also result in consumer dissatisfaction and a decline in consumers’ willingness to use our platform.
If we are unable to develop and maintain effective internal controls over financial reporting, we may not be able to produce timely and accurate financial statements, which could have a material adverse effect on our business.
We have limited accounting and finance personnel and other resources and must develop our own internal controls and procedures consistent with SEC regulations. We intend to continue to evaluate actions to enhance our internal controls over financial reporting, but there is no assurance that we will not identify control deficiencies or material weaknesses in the future. Furthermore, in accordance with SEC guidance, our assessment of our internal controls over financial reporting has excluded Bakkt Crypto. There is no assurance that we will not identify control deficiencies or material weaknesses when our assessment include Bakkt Crypto in future periods.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
On August 9, 2023, the Company entered into an Amendment Agreement by and between the Company, AFS and PEAK6 Investments LLC, a Delaware limited liability company agreement (“PEAK6”) regarding that certain Stockholders’ Agreement, dated as of November 2, 2022, by and among the Company, AFS, and PEAK6 (the “Stockholders’ Agreement”) and that certain Registration Rights Agreement, dated as of April 1, 2023, by and among the Company, AFS, and the other Holders (as defined therein) from time to time party thereto (the “Registration Rights Agreement”), each of which were entered into in connection with the Company’s acquisition of Apex Crypto.
The Amendment Agreement, among other things, amends the Stockholder Agreement to shorten the lock-up expiration for the 2022 Contingent Shares (as defined in the Stockholders’ Agreement) such that, instead of two-thirds of the 2022 Contingent Shares being released at the eight-month anniversary of the issuance date and all remaining 2022 Contingent Shares being released at the one-year anniversary of the issuance date, two-thirds of the 2022 Contingent Shares will be released from the lock-up at the six-month anniversary of issuance and all remaining 2022 Contingent Shares will be released at the eight-month anniversary of the issuance date. The first one-third of the 2022 Contingent Shares continue to be released from the lock-up at the four-month anniversary of the issuance date. The Amendment Agreement also amends the Registration Rights Agreement to remove the deadline for obtaining effectiveness of the registration statement filed with the SEC by the Company to register the resale of, among others, the 2022 Contingent Shares (the “Resale Registration Statement), prior to the date that the Company is notified by the SEC that the Resale

Registration Statement will not be subject to further review. Such amendments only become effective to the extent the Resale Registration Statement has not been declared effective by the SEC by August 18, 2023.
The description of the Amendment Agreement is qualified in its entirety by reference to the text of the Amendment Agreement, which is filed as Exhibit 4.2 to this Report and is incorporated herein by reference.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Amendment No. 1 To Membership Interest Purchase Agreement, dated as of March 30, 2023, by and among the Company, Bakkt Marketplace, Apex Fintech Solutions Inc. and Apex Crypto, LLC.	8-K	001-39544	2.2	April 3, 2023

3.1	Certificate of Incorporation of the Company, as currently in effect	8-K	001-39544	3.1	October 21, 2021

3.2	By-laws of the Company, as currently in effect	8-K	001-39544	3.2	October 21, 2021

4.1	Registration Rights Agreement, dated as of April 1, 2023, by and between Bakkt Holdings, Inc. and Apex Fintech Solutions Inc.	8-K	001-39544	4.1	April 3, 2023

4.2*	Amendment Agreement by and between Bakkt Holdings, Inc., Apex Fintech Solutions Inc. and PEAK6 Investments LLC

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Bakkt Holdings, Inc.

Date: August 10, 2023	By:	/s/ Gavin Michael
Gavin Michael
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Karen Alexander
Karen Alexander
Chief Financial Officer (Principal Financial Officer)

Date: August 10, 2023	By:	/s/ Chip Goodroe
Chip Goodroe
Chief Accounting Officer (Principal Accounting Officer)