Form 10-Q
period 2023-09-30
Bakkt Holdings, Inc.
filed 2023-11-14
CIK 1820302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of November 10, 2023, there were 91,429,477 shares of the registrant’s Class A common stock, 183,234,872 shares of Class V common stock, and 7,140,808 public warrants issued and outstanding.

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
•    the expected impacts from our acquisition of Apex Crypto LLC, which we have since renamed Bakkt Crypto Solutions, LLC ("Bakkt Crypto"); and
•    expansion plans and opportunities. including our plans to expand to international markets.
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
•changes in our business strategy;
•changes in the markets in which we compete, including with respect to our competitive landscape, technology evolution or changes in applicable laws or regulations;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Bakkt Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	As of September 30, 2023 (Unaudited)	As of December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$68,219	$98,332
Restricted cash	28,262	16,500
Customer funds	28,223	591
Available-for-sale securities	22,678	141,062
Accounts receivable, net	21,699	25,306
Prepaid insurance	12,050	22,822
Safeguarding asset for crypto	505,697	15,792
Other current assets	7,329	6,060
Total current assets	694,157	326,465
Property, equipment and software, net	20,508	19,744
Goodwill	66,500	15,852
Intangible assets, net	41,738	55,833
Deposits with clearinghouse	159	15,150
Other assets	23,672	22,458
Total assets	$846,734	$455,502
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$49,192	$66,787
Customer funds payable	28,223	591
Deferred revenue, current	4,370	3,972
Due to related party	1,770	1,168
Safeguarding obligation for crypto	505,697	15,792
Other current liabilities	4,303	3,819
Total current liabilities	593,555	92,129
Deferred revenue, noncurrent	2,850	3,112
Warrant liability	1,642	785
Other noncurrent liabilities	37,612	23,402
Total liabilities	635,659	119,428
Commitments and contingencies (Note 14)
Class A common stock ($0.0001 par value, 750,000,000 shares authorized, 91,414,923 shares issued and outstanding as of September 30, 2023 and 80,926,843 shares issued and outstanding as of December 31, 2022)	9	8
Class V common stock ($0.0001 par value, 250,000,000 shares authorized, 183,249,426 shares issued and outstanding as of September 30, 2023 and 183,482,777 shares issued and outstanding as of December 31, 2022)	19	19
Additional paid-in capital	794,199	772,973
Accumulated other comprehensive loss	(293)	(290)
Accumulated deficit	(724,602)	(676,447)
Total stockholders’ equity	69,332	96,263
Noncontrolling interest	141,743	239,811
Total equity	211,075	336,074
Total liabilities and stockholders’ equity	$846,734	$455,502

The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Revenues:
Crypto services	$191,750	$471	$527,526	$1,464
Loyalty services, net	13,024	12,742	38,096	38,852
Total revenues	204,774	13,213	565,622	40,316
Operating expenses:
Crypto costs	189,428	353	521,601	1,352
Execution, clearing and brokerage fees	697	—	2,902	—
Compensation and benefits	24,608	37,800	85,818	107,135
Professional services	1,962	2,707	7,204	9,291
Technology and communication	5,536	4,137	15,647	12,659
Selling, general and administrative	7,447	7,792	21,722	26,995
Acquisition-related expenses	(739)	454	17,053	1,148
Depreciation and amortization	3,959	6,391	10,843	18,340
Related party expenses	1,033	267	3,145	901
Goodwill and intangible assets impairments	23,325	1,547,711	23,325	1,547,711
Impairment of long-lived assets	56	15	56	15
Restructuring expenses	—	—	4,471	—
Other operating expenses	322	487	1,231	1,706
Total operating expenses	257,634	1,608,114	715,018	1,727,253
Operating loss	(52,860)	(1,594,901)	(149,396)	(1,686,937)
Interest income, net	1,177	623	3,502	838
(Loss) gain from change in fair value of warrant liability	(214)	428	(857)	13,139
Other income, net	379	696	33	607
Loss before income taxes	(51,518)	(1,593,154)	(146,718)	(1,672,353)
Income tax (expense) benefit	(231)	606	(401)	8,844
Net loss	(51,749)	(1,592,548)	(147,119)	(1,663,509)
Less: Net loss attributable to noncontrolling interest	(34,418)	(1,124,416)	(98,964)	(1,184,352)
Net loss attributable to Bakkt Holdings, Inc.	$(17,331)	$(468,132)	$(48,155)	$(479,157)

Net loss per share attributable to Class A common stockholders:
Basic	$(0.19)	$(6.11)	$(0.55)	$(7.00)
Diluted	$(0.19)	$(6.11)	$(0.55)	$(7.00)
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net loss	$(51,749)	$(1,592,548)	$(147,119)	$(1,663,509)
Currency translation adjustment, net of tax	(397)	(777)	(36)	(971)
Unrealized gains (losses) on available-for-sale securities, net of tax	16	(165)	20	(178)
Comprehensive loss	$(52,130)	$(1,593,490)	$(147,135)	$(1,664,658)
Comprehensive loss attributable to noncontrolling interest	(34,669)	(1,125,081)	(98,977)	(1,185,157)
Comprehensive loss attributable to Bakkt Holdings, Inc.	$(17,461)	$(468,409)	$(48,158)	$(479,501)
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data)
(Unaudited)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	$	Shares	$
Balance as of December 31, 2022	80,926,843	$8	183,482,777	$19	$772,973	$(676,447)	$(290)	$96,263	$239,811	$336,074
Share-based compensation	—	—	—	—	6,713	—	—	6,713	—	6,713
Unit-based compensation	—	—	—	—	—	—	—	—	542	542
Shares issued upon vesting of share-based awards, net of tax withholding	1,495,040	—	—	—	—	—	—	—	—	—
Exchange of Class V shares for Class A shares	202,890	—	(202,890)	—	345	—	—	345	(345)	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	7	7	15	22
Unrealized losses on available-for-sale securities, net of tax	—	—	—	—	—	—	(72)	(72)	(157)	(229)
Net loss	—	—	—	—	—	(13,976)	—	(13,976)	(30,883)	(44,859)
Balance as of March 31, 2023	82,624,773	$8	183,279,887	$19	$780,031	$(690,423)	$(355)	$89,280	$208,983	$298,263
Share-based compensation	—	—	—	—	4,614	—	—	4,614	—	4,614
Unit-based compensation	—	—	—	—	—	—	—	—	377	377
Shares issued upon vesting of share-based awards, net of tax withholding	2,520,711	—	—	—	(2,502)	—	—	(2,502)	—	(2,502)
Shares issued in connection with Apex acquisition	6,140,611	1	—	—	9,062	—	—	9,063	—	9,063
Exchange of Class V shares for Class A shares	—	—	—	—	—	—	—	—	—	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	112	112	227	339
Unrealized losses on available-for-sale securities, net of tax	—	—	—	—	—	—	77	77	156	233
Net loss	—	—	—	—	—	(16,848)	—	(16,848)	(33,663)	(50,511)
Balance as of June 30, 2023	91,286,095	$9	183,279,887	$19	$791,205	$(707,271)	$(166)	$83,796	$176,080	$259,876
Share-based compensation	—	—	—	—	2,957	—	—	2,957	—	2,957
Unit-based compensation	—	—	—	—	—	—	—	—	385	385
Forfeiture and cancellation of common units	—	—	(4,845)	—	—	—	—	—	(13)	(13)
Shares issued upon vesting of share-based awards, net of tax withholding	103,212	—	—	—	—	—	—	—	—	—
Exchange of Class V shares for Class A shares	25,616	—	(25,616)	—	37	—	—	37	(37)	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	(133)	(133)	(264)	(397)
Unrealized losses on available-for-sale securities, net of tax	—	—	—	—	—	—	6	6	10	16
Net loss	—	—	—	—	—	(17,331)	—	(17,331)	(34,418)	(51,749)
Balance as of September 30, 2023	91,414,923	$9	183,249,426	$19	$794,199	$(724,602)	$(293)	$69,332	$141,743	$211,075

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	$	Shares	$
Balance as of December 31, 2021	57,164,388	$6	206,271,792	$21	$566,766	$(98,342)	$(55)	$468,396	$1,825,775	$2,294,171
Share-based compensation	—	—	—	—	13,190	—	—	13,190	—	13,190
Unit-based compensation	—	—	—	—	—	—	—	—	1,118	1,118
Forfeiture and cancellation of common units	—	—	(268,522)	—	—	—	—	—	(60)	(60)
Exercise of warrants	100	—	—	—	1	—	—	1	—	1
Currency translation adjustment, net of tax	—	—	—	—	—	—	41	41	147	188
Net loss	—	—	—	—	—	(7,128)	—	(7,128)	(36,193)	(43,321)
Balance as of March 31, 2022	57,164,488	$6	206,003,270	$21	$579,957	$(105,470)	$(14)	$474,500	$1,790,787	$2,265,287
Share-based compensation	—	—	—	—	8,016	—	—	8,016	—	8,016
Unit-based compensation	—	—	—	—	—	—	—	—	1,063	1,063
Forfeiture and cancellation of common units	—	—	(9,693)	—	—	—	—	—	(15)	(15)
Exercise of warrants	100	—	—	—	1	—	—	1	—	1
Shares issued upon vesting of share-based awards, net of tax withholding	624,497	—	—	—	(2,586)	—	—	(2,586)	—	(2,586)
Exchange of Class V shares for Class A shares	17,554,639	2	(17,554,639)	(2)	152,235	—	—	152,235	(152,235)	—
Increase in deferred tax liability from step-up tax basis related to exchanges of Opco Common Units	—	—	—	—	(19,063)	—	—	(19,063)	—	(19,063)
Currency translation adjustment, net of tax	—	—	—	—	—	—	(105)	(105)	(277)	(382)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(4)	(4)	(9)	(13)
Net loss	—	—	—	—	—	(3,897)	—	(3,897)	(23,744)	(27,641)
Balance as of June 30, 2022	75,343,724	$8	188,438,938	$19	$718,560	$(109,367)	$(123)	$609,097	$1,615,570	$2,224,667
Share-based compensation	—	—	—	—	7,657	—	—	7,657	—	7,657
Unit-based compensation	—	—	—	—	—	—	—	—	1,045	1,045
Forfeiture and cancellation of common units	—	—	(34,929)	—	—	—	—	—	(110)	(110)
Exercise of warrants	21	—	—	—	—	—	—	—	—	—
Shares issued upon vesting of share-based awards, net of tax withholding	287,491	—	—	—	—	—	—	—	—	—
Exchange of Class V shares for Class A shares	2,051,166	—	(2,051,166)	—	17,914	—	—	17,914	(17,914)	—
Decrease in deferred tax liability due to tax impact of goodwill and intangible assets impairments	—	—	—	—	19,056	—	—	19,056	—	19,056
Currency translation adjustment, net of tax	—	—	—	—	—	—	(228)	(228)	(549)	(777)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	(49)	(49)	(116)	(165)
Net loss	—	—	—	—	—	(468,132)	—	(468,132)	(1,124,416)	(1,592,548)
Balance as of September 30, 2022	77,682,402	$8	186,352,843	$19	$763,187	$(577,499)	$(400)	$185,315	$473,510	$658,825

The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Cash flows from operating activities:
Net loss	$(147,119)	$(1,663,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,843	18,340
Non-cash lease expense	2,298	1,893
Share-based compensation expense	14,284	28,863
Unit-based compensation expense	1,300	322
Forfeiture and cancellation of common units	(13)	(185)
Deferred income taxes	—	(8,858)
Impairment of long-lived assets	56	15
Goodwill and intangible assets impairments	23,325	1,547,711
Loss on disposal of assets	70	—
Loss (gain) from change in fair value of warrant liability	857	(13,139)
Other	19	213
Changes in operating assets and liabilities:
Accounts receivable	3,607	(3,964)
Prepaid insurance	10,772	11,629
Deposits with clearinghouse	14,991	1
Accounts payable and accrued liabilities	(14,243)	(10,668)
Due to related party	602	284
Deferred revenue	136	(2,033)
Operating lease liabilities	(2,088)	4,261
Customer funds payable	27,632	41
Other assets and liabilities	(1,220)	(5,122)
Net cash used in operating activities	(53,891)	(93,905)
Cash flows from investing activities:
Capitalized internal-use software development costs and other capital expenditures	(7,905)	(22,533)
Purchase of available-for-sale securities	(44,599)	(188,759)
Proceeds from the maturity of available-for-sale securities	163,165	74,714
Acquisition of Bumped Financial, LLC	(631)	—
Acquisition of Apex Crypto LLC, net of cash acquired	(44,320)	—
Net cash provided by (used in) investing activities	65,710	(136,578)
Cash flows from financing activities:
Proceeds from the exercise of warrants	—	3
Repurchase and retirement of Class A common stock	(2,502)	—
Net cash (used in) provided by financing activities	(2,502)	3
Effect of exchange rate changes	(36)	(968)
Net increase (decrease) in cash, cash equivalents, restricted cash and customer funds	9,281	(231,448)
Cash, cash equivalents, restricted cash and customer funds at the beginning of the period	115,423	408,415
Cash, cash equivalents, restricted cash and customer funds at the end of the period	$124,704	$176,967
Supplemental disclosure of cash flow information:
Non-cash operating lease right-of-use asset acquired	$3,783	$11,021
Supplemental disclosure of non-cash investing and financing activity:
Capitalized internal-use software development costs and other capital expenditures included in accounts payable and accrued liabilities.	548	2,756
Reconciliation of cash, cash equivalents, restricted cash and customer funds to consolidated balance sheets:
Cash and cash equivalents	$68,219	$159,850
Restricted cash	28,262	16,525
Customer funds	28,223	592
Total cash, cash equivalents, restricted cash and customer funds	$124,704	$176,967
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
Description of Business
We provide, or are working to provide, simplified solutions focused in the following areas:
Crypto
•Custody: Our institutional-grade qualified custody solution caters to more experienced market participants and also supports a portion of our consumer-facing crypto business. This solution is primarily provided by our subsidiary, Bakkt Trust Company LLC (“Bakkt Trust”), a limited purpose trust company that is supervised by the New York State Department of Financial Services (“NYDFS”) and governed by an independent Board of Managers. In connection to the acquisition of Apex Crypto, we acquired third-party custodial relationships with BitGo and Coinbase Custody, which are currently used by Bakkt Crypto for custody and coin transfers, where applicable. In addition, Bakkt Crypto also self-custodies select coins to facilitate consumer withdrawals. Our intention is to consolidate our self-custodial services while still offering diversification across custodians for clients that request it.

•Trading: Bakkt Marketplace, LLC (“Bakkt Marketplace”), together with its wholly owned subsidiary Bakkt Crypto, operates platforms that provide consumers with the ability to buy, sell and store crypto in a simple, intuitive digital experience accessed via application programming interfaces or embedded web experience. We aim to enable businesses in various industries - such as fintechs, financial institutions and wallet providers - to provide their customers with the ability to transact in crypto directly in their trusted environments. We currently facilitate transactions in the crypto assets listed in the table below.

Crypto Asset	Symbol
Bitcoin	BTC
Bitcoin Cash	BCH
Dogecoin	DOGE
Ether	ETH
Ether Classic	ETC
Litecoin	LTC
Shiba Inu	SHIB
USD Coin	USDC
We also intend to expand our services to include crypto rewards, as described in more detail below. As part of our ongoing review of potential services we have de-prioritized investment in Bakkt Payouts as a service offering as we work with our clients to understand the desired feature set and their timelines to implementation. Any new services will be subject to governance and regulatory approvals.
◦Bakkt Rewards: Subject to regulatory approval, we are in the process of enabling clients of all sizes to offer their customers the ability to convert loyalty points earned through participation in the client's loyalty program into bitcoin (and, in the future, into other crypto assets depending on demand). We initially expect to offer this service in the first quarter of 2024.
Bakkt Trust’s custody solution provides support to Bakkt Marketplace with respect to bitcoin and ether functionality. The list of crypto assets for which Bakkt Trust provides custody services will expand by the end of this year to include more of the crypto assets which we support for trading. In addition, Bakkt Crypto provides custodial services that support certain crypto tokens offered on the consumer platform. Additionally, until October 2, 2023, Bakkt Trust operated, in conjunction with Intercontinental Exchange, Inc. ("ICE"), regulated infrastructure for trading, clearing, and custody services for physically-delivered bitcoin futures (See Note 8 "Related Parties" below for a description of a recent delisting of some Bakkt Bitcoin futures and option contracts by ICE Futures U.S., Inc. ("IFUS")). Bakkt Marketplace and Bakkt Crypto each hold a New York State virtual currency license (commonly referred to as a "BitLicense"), and money transmitter licenses from all states throughout the U.S. where such licenses are required for the operation of their business, and both are registered as a money services business with the Financial Crimes Enforcement Network of the United States Department of the Treasury.
We are also expanding into new international markets. We are currently offering crypto services in Latin America, and expect crypto services to launch in the United Kingdom, Hong Kong, Dubai, Australia and Spain by the end of this year. We expect to continue to pursue new international markets in the future by working with our existing client base as well as targeting new clients.
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
In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. The interim results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or for any other future annual or interim period. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes thereto included in our Form 10-K.

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our audited consolidated financial statements and accompanying notes. We base our estimates and assumptions on various judgments that we believe to be reasonable under the circumstances. The significant estimates and assumptions that affect the financial statements may include, but are not limited to, those that are related to going concern, income tax valuation allowances, useful lives of intangible assets and property, equipment and software, fair value of financial assets and liabilities, determining provision for doubtful accounts, valuation of acquired tangible and intangible assets, the impairment of intangible assets and goodwill, and fair market value of Bakkt common units, incentive units and participation units. Actual results and outcomes may differ from management’s estimates and assumptions and such differences may be material to our audited consolidated financial statements.

Liquidity and Going Concern
The accompanying unaudited Consolidated Financial Statements are prepared in accordance with U.S. GAAP applicable to a going concern. This presentation contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described below.
At each reporting period, in accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, we evaluate whether there are conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. In accordance with ASC 250-40, our initial evaluation can only include management’s plans that have been fully implemented as of the issuance date. Operating forecasts for new products/markets cannot be considered in the initial evaluation as those product/market launches have not been fully implemented.

Accordingly, our evaluation entails analyzing prospective fully implemented operating budgets and forecasts for expectations of our cash needs and comparing those needs to the current cash and cash equivalent balances. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, we evaluate whether the mitigating effect of its plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.
Evaluation in conjunction with the issuance of the September 30, 2023 unaudited Consolidated Financial Statements
We have incurred net losses and consumed cashflow from operations since our inception. For the nine months ended September 30, 2023 we incurred a net loss of $147.1 million and consumed $53.9 million of cash in operations. The Company has historically relied on its existing cash and available-for-sale securities portfolio to fund operations. As of September 30, 2023 the Company had $68.2 million of available cash and cash equivalents that was not restricted or required to be held for regulatory capital (see Note 13) and $22.7 million in available-for-sale securities. The Company does not have any debt to service but has commitments under long-term cloud computing, lease and marketing contracts as described in Notes 14 and 17. We expect to continue to incur losses and consume cash for the foreseeable future and will require additional capital to continue to fund operations or will need to take other measures to reduce our cash burn. Due to the challenging nature of our business and regulatory environment, we have limited prospects to secure additional debt or equity financing. In forecasting our expectation of cash needs for the initial ASC 205-40 evaluation, the crypto revenue growth projections exclude expansion to international retail crypto markets where such arrangements are not signed, as well as activation of new partners currently not live on our platform as of the date of release of these Consolidated Financial Statements.
Our losses and projected cash needs, combined with our current liquidity level, initially raised substantial doubt about our ability to continue as a going concern. Management’s plan to improve our liquidity and mitigate the substantial doubt includes integrating our regulated entities to reduce regulatory capital and insurance requirements. We expect these actions will increase available cash by approximately $11.5 million. Additionally, we have been executing a strategic plan to optimize our capital allocation and expense base since the fourth quarter of 2022. Management's plans over the next twelve months include the further reduction of cash expenses through continued alignment of headcount and vendor spend, and further reductions in our non-essential operating footprint.
Management believes the expected impact on our liquidity and cash flows resulting from the entity integration and the operational initiatives outlined above are probable of occurring, sufficient to enable us to meet our obligations for at least twelve months from the date the financial statements are issued and alleviate the conditions that initially raised substantial doubt about our ability to continue as a going concern.

Bakkt Crypto Revenue Recognition
Bakkt Crypto offers customers the ability to purchase or sell certain crypto on its platform. Bakkt Crypto partners with a number of liquidity providers to provide customers with immediate liquidity and access to crypto. Bakkt Crypto settles with the liquidity partners on a daily basis. The contract with a customer is created when a customer agrees to execute a trade on our platform. Each customer purchase transaction includes multiple performance obligations including execution, custody of the customer's purchased crypto, and material rights for ongoing custody beyond the original contractual period. Customer sales only carry a single performance obligation which is execution of the trade. We consider the sale of customer crypto associated with delisted crypto to be revenue in the context of our contracts with customers. We own the crypto as it crosses our platform and accordingly act as a principal in the arrangement. We report the gross proceeds of a sale to a customer or liquidity provider, including a spread on the market price of the crypto as revenue. Substantially all of the consideration is allocated to the execution performance obligation, which is satisfied when we record the transaction to the customer's account. Custody services are rendered over the initial contract term which we have concluded is one day. Customers have a material right to obtain additional custody services at no cost by not selling the purchased crypto, which is recognized over the period that the assets are held on our platform. The consideration allocated to the custody and material right performance obligations is estimated on the basis of a cost plus a margin approach and was not material to the three or nine months ended September 30, 2023.
Judgment is required in determining whether the Company is the principal or the agent in our contracts with customers. We have determined that we are the principal in transactions with customers as we control the crypto prior to its delivery to the customer and we are primarily responsible for the delivery of the crypto to the customer. Accordingly, revenue and costs associated with Bakkt Crypto's services are presented gross in our consolidated statement of operations.
Where applicable, we make payments to introducing brokers based on the transaction volume from resulting customer volume. These payments are expensed in the period they are incurred and are included in "Clearing, Execution and Brokerage Fees" on the consolidated statement of operations.
Recently Adopted Accounting Pronouncements
For the nine months ended September 30, 2023, there were no significant changes to the recently adopted accounting pronouncements applicable to us from those disclosed in Note 2 to the consolidated financial statements included in our Form 10-K.
3.Revenue from Contracts with Customers
Disaggregation of Revenue
We disaggregate revenue by service type and by platform, respectively, as follows (in thousands):

Service Type	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Transaction revenue(a)	$198,526	$6,927	$548,774	$21,477
Subscription and service revenue	6,248	6,286	16,848	18,839
Total revenue	$204,774	$13,213	$565,622	$40,316
(a)Amounts are net of rebates and incentive payments of less than $0.1 million for both the three and nine months ended September 30, 2023, respectively, and less than $0.1 million and $0.4 million for the three and nine months ended September 30, 2022, respectively. Included in these amounts are amounts earned from related parties of less than $0.1 million for both the three and nine months ended September 30, 2023 and September 30, 2022, respectively.

Platform	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Loyalty redemption platform	$13,024	$12,742	$38,096	$38,852
Crypto services(b)	191,750	471	527,526	1,464
Total revenue	$204,774	$13,213	$565,622	$40,316
(b)Amounts are net of rebates and incentive payments of less than $0.1 million for both the three and nine months ended September 30, 2023, respectively, and less than $0.1 million and $0.4 million for the three and nine months ended September 30, 2022, respectively. Included in these amounts are amounts earned from related parties of less than $0.1 million for both the three and nine months ended September 30, 2023 and September 30, 2022, respectively.

We recognized revenue from foreign jurisdictions of $1.1 million and $2.8 million for the three and nine months ended September 30, 2023, respectively, and $0.8 million and $2.8 million for the three and nine months ended September 30, 2022, respectively.
We have one reportable segment to which our revenues relate.
Deferred Revenue
Contract liabilities consist of deferred revenue for amounts invoiced prior to us meeting the criteria for revenue recognition. We invoice customers for service fees at the time the service is performed, and such fees are recognized as revenue over time as we satisfy its performance obligation. Contract liabilities are classified as “Deferred revenue, current” and “Deferred revenue, noncurrent” in our consolidated balance sheets. The activity in deferred revenue for the nine months ended September 30, 2023 and September 30, 2022, respectively, was as follows (in thousands):

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Beginning of the period contract liability	$7,084	$9,448
Revenue recognized from contract liabilities included in the beginning balance	(3,055)	(3,629)
Increases due to cash received, net of amounts recognized in revenue during the period	3,191	1,596
End of the period contract liability	$7,220	$7,415
Remaining Performance Obligations
As of September 30, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations related to partially completed contracts is $20.5 million, comprised of $13.3 million of subscription fees and $7.2 million of service fees that are deferred. We recognize our subscription fees as revenue over a weighted-average period of 29 months (ranges from 1 month – 36 months) and our service fees as revenue over approximately 14 months.
As of September 30, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations related to partially completed contracts is $21.9 million, comprised of $14.5 million of subscription fees and $7.4 million of service fees that are deferred. We recognize our subscription fees as revenue over a weighted-average period of 41 months (ranges from 3 months – 48 months) and our service fees as revenue over approximately 24 months.
Contract Costs
For the three and nine months ended September 30, 2023 and September 30, 2022, we incurred no incremental costs to obtain and/or fulfill contracts with customers.
4.Business Combination and Asset Acquisition
Apex Crypto
On April 1, 2023 we completed the acquisition of 100% of the ownership interests of Apex Crypto. We recognized goodwill from the acquisition due to the assembled, experienced workforce and anticipated growth we expect to achieve from Apex Crypto’s sales pipeline and product capabilities. The total consideration as measured at April 1, 2023 included $55.0 million in cash, approximately $9.1 million in Class A common stock payable based on Apex Crypto’s performance in the fourth quarter of 2022, and $12.2 million of cash paid for net working capital, which was predominantly cash held in banks. In addition, we may pay up to $100.0 million of our Class A common stock as additional consideration depending on Apex Crypto’s achievement of certain financial targets through 2025 (the "contingent consideration"). As part of the purchase price allocation the value of the contingent consideration was estimated to be $2.9 million. The Company has since recognized expense of $(0.3) million and $10.1 million during the three and nine months ended September 30, 2023, respectively, to adjust the value of the contingent consideration. The Company’s evaluation of the fair value of the contingent consideration and of the assets acquired and the liabilities assumed is preliminary. Accordingly, the adjustments to record the assets acquired and the liabilities assumed at fair value reflect the best estimates of the Company based on the information currently available and are subject to change once additional analyses are completed.
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
The contingent consideration payable in Class A common stock to Apex Crypto's former owners based on the performance of the business in the 2023-2025 annual periods was estimated using a Monte Carlo model given the range of possible outcomes.
Revenue generated by Apex Crypto for the three and nine months ended September 30, 2023 was $191.4 million and $526.7 million, respectively, and is included in the Company's statements of operations. Net loss generated by Apex Crypto for the three and nine months ended September 30, 2023 was $8.4 million and $17.0 million, respectively, and is included in the Company's statements of operations.
The following unaudited pro forma financial information presents the Company's results of operations as if the acquisition of Apex Crypto had occurred on January 1, 2022. The unaudited pro forma financial information as presented below is for illustrative purposes and does not purport to represent what the results of operations would actually have been if the acquisition of Apex Crypto occurred as of the date indicated or what the results would be for any future periods. The unaudited pro forma results reflect the step-up amortization adjustments for the fair value of intangible assets acquired, acquisition-related expenses, and share-based compensation expense for newly issued restricted stock units. Proforma revenue for the nine months ended September 30, 2023 would be $1,011.0 million. Proforma revenue for the three and nine months ended September 30, 2022 would be $496.2 million and $2,695.6 million, respectively. Proforma net loss for the nine months ended September 30, 2023 would be $148.3 million. Proforma net loss for the three and nine months ended September 30, 2022 would be $1,601.9 million and $1,675.4 million, respectively.
Subsequent to the acquisition, we changed the name of Apex Crypto to Bakkt Crypto Solutions, LLC ("Bakkt Crypto").
Bumped Financial, LLC
On February 8, 2023, we acquired 100% of the units of Bumped Financial, LLC, which we subsequently renamed Bakkt Brokerage, LLC ("Bakkt Brokerage"), a broker-dealer registered with the SEC and the Financial Industry Regulatory Authority, Inc., for cash consideration of $631,000. Because of the limited scope of its historical operations, we determined that substantially all of the purchase consideration in the transaction would be allocated to the in-place licenses Bakkt Brokerage held and as such, have accounted for this as an asset acquisition.
5.Goodwill and Intangible Assets, Net
Changes in goodwill consisted of the following (in thousands):

Balance as of December 31, 2022	$15,852
Apex acquisition	50,648
Balance as of September 30, 2023	$66,500
During the period ended September 30, 2023, we concluded it was more likely than not the fair value of our equity was lower than book basis as of September 30, 2023, and our indefinite-lived intangible assets, long-lived assets and goodwill should be evaluated for impairment as of September 30, 2023. Our conclusion was based on several determinative factors, including the sustained decline in our market capitalization as of September 30, 2023 and failure to achieve our projected growth. We conducted a quantitative test for our various long-lived asset groups, indefinite lived intangible assets and single reporting unit's goodwill. We concluded in the quantitative assessment that the fair value of our loyalty-related customer relationships and developed technology and our trademark/trade name indefinite-lived intangible asset fell below their carrying values as of September 30, 2023 and recorded impairments of $16.6 million, $3.1 million and $3.7 million, respectively. No impairment of the recently acquired Apex Crypto customer-relationships or developed technology was indicated. No goodwill impairment was indicated by the quantitative assessment and no goodwill impairment charges have been recognized in the nine months ended September 30, 2023.
Our goodwill impairment analyses involved the use of a market approach and an income approach, with equal weighting given to both approaches. The market approach valuation was derived from metrics of publicly traded companies, which are Level 2 inputs. A significant judgment in using the market approach included the selection of comparable businesses with consideration of risk profiles, size, geography, and business operations. Significant assumptions used in the income approach included growth (revenue, earnings before interest, taxes, depreciation, and amortization ("EBITDA") and earnings before interest and taxes ("EBIT") margin, and terminal value) and discount rates. We used historical performance and management estimates of future performance to estimate margins and revenue growth rates. Our growth rates and margins are impacted significantly by our ability to grow crypto trading volumes and our ability to expand to international markets. The income approach utilized our projected cash flow estimates to determine fair value, which were unobservable, Level 3 inputs. Unobservable inputs are used to measure fair value to the extent that relevant observable inputs are not available. We developed our estimates using the best information available as of September 30, 2023 and in consultation with third party valuation specialists. We used discount rates that were intended to be commensurate with the risks and uncertainty inherent in our business. Assumptions used, such as forecasted growth rates, capital expenditures, and our cost of capital, were consistent with our internal projections and operating plans as of September 30, 2023.

Our quantitative impairment analysis for the loyalty-related customer relationships and developed technology intangible asset involved the use of a market approach which estimated the sale value of the asset group associated with the loyalty business. Significant judgments included the scope of the asset group and the hypothetical proceeds associated with the transaction, which are level 3 inputs.
Our impairment analysis for the trademark/trade name involved the use of a relief from royalty approach, which estimated the value of the stream of payments a market participant would pay to make use of the in-place trade name. Significant judgments in this analysis included forecasted revenue growth rates, the royalty rate and the discount rate.
The discount rate used in the valuations described above ranged from 13.5% (used in the loyalty asset group valuations) to 35% (used in the crypto services asset group valuations) The crypto services discount rate increased by approximately 400 basis points from the rate used in the Apex Crypto acquisition described in Note 4 due to the additional uncertainty around our international expansion. The discount rate used in the income approach in the goodwill quantitative test and the valuation of the trademark/tradename indefinite-lived intangible asset was a weighted average 25%.
During the period ended September 30, 2022, we concluded it was more likely than not the fair value of our equity was lower than book basis as of September 30, 2022, and our indefinite-lived intangible assets, long-lived assets and goodwill should be evaluated for impairment as of September 30, 2022. Our conclusion was based on several determinative factors, including the elongated timing for expected crypto product activations and the sustained decline in our market capitalization as of September 30, 2022.
After assessing the totality of circumstances and giving effect to the indefinite-lived intangible asset impairment described below, as of September 30, 2022 we concluded that the carrying value of our reporting unit exceeded its fair value and recorded a goodwill impairment of $1,389.9 million.
Our goodwill impairment analysis involved the use of a market approach and an income approach, with equal weighting given to both approaches. The market approach valuation was derived from metrics of publicly traded companies, which are Level 2 inputs. A significant judgment in using the market approach included the selection of comparable businesses with consideration of risk profiles, size, geography, and business operations. Significant assumptions used in the income approach included growth (revenue, earnings before interest, taxes, depreciation, and amortization (EBITDA) and earnings before interest and taxes (EBIT) margin, and terminal value) and discount rates. We used historical performance and management estimates of future performance to estimate margins and revenue growth rates. Our growth rates and margins are impacted significantly by our ability to grow loyalty redemption transactions, crypto trading volumes and subscription services. The income approach utilized our projected cash flow estimates to determine fair value, which were unobservable, Level 3 inputs. Unobservable inputs are used to measure fair value to the extent that relevant observable inputs are not available. We developed our estimates using the best information available as of September 30, 2022 and in consultation with third party valuation specialists. We used discount rates that were commensurate with the risks and uncertainty inherent in our business. Assumptions used, such as forecasted growth rates, capital expenditures, and our cost of capital, were consistent with our internal projections and operating plans as of September 30, 2022.
During the period ended September 30, 2022, we also concluded that the fair value of our licenses and trademark/trade name indefinite-lived intangible assets fell below their carrying values as of September 30, 2022 and recorded impairments of $131.3 million and $26.5 million, respectively.
Our impairment analysis for the licenses intangible asset involved the use of an income approach which estimated the value of the in-place licenses as compared to cash flows if the licenses had to be obtained at a delay. Significant judgments used in this analysis were consistent with the inputs used in the income approach for the goodwill impairment analysis and the assumed time to obtain the licenses.

Our impairment analysis for the trademark/trade name involved the use of a relief from royalty approach, which estimated the value of the stream of payments a market participant would pay to make use of the in-place trade name. Significant judgments in this analysis included forecasted revenue growth rates and the royalty rate.
The discount rate used in the valuations described above was 15.5%, which was 400 basis points higher than the discount rate assumed in the valuation of these intangibles for the VIH Business Combination. The higher discount rate reflected the higher risk-free rate and beta observed as of September 30, 2022 as compared to the October 15, 2021 VIH Business Combination valuation date.
Our quantitative analysis of long-lived assets involved a comparison of undiscounted cash flows against the carrying value of the related assets which included finite-lived intangible assets and property, plant, and equipment. We concluded no impairment existed for the long-lived assets as of September 30, 2022. Significant judgments in this analysis were consistent with the inputs used in the income approach for the goodwill impairment analysis.
Intangible assets consisted of the following (in thousands):

	September 30, 2023
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Licenses	Indefinite	$611	$—	$—	$611
Trademarks / trade names	Indefinite	8,000	—	(3,700)	4,300
Technology	5	18,360	(5,558)	(3,069)	9,733
Customer relationships	8.4	55,170	(11,520)	(16,556)	27,094
Total		$82,141	$(17,078)	$(23,325)	$41,738

	December 31, 2022
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Licenses	Indefinite	$241,320	$—	$(241,320)	$—
Trademarks / trade names	Indefinite	39,470	—	(31,470)	8,000
Technology	4.2	67,310	(19,605)	(38,035)	9,670
Customer relationships	8	44,970	(6,807)	—	38,163
Total		$393,070	$(26,412)	$(310,825)	$55,833
Amortization of intangible assets for the three and nine months ended September 30, 2023 was $2.6 million and $7.2 million, respectively, and is included in “Depreciation and amortization” in the statements of operations. Amortization of intangible assets for the three and nine months ended September 30, 2022 was $5.5 million and $16.3 million, respectively, and is included in “Depreciation and amortization” in the statements of operations.

Estimated future amortization for definite-lived intangible assets as of September 30, 2023 was as follows (in thousands):

September 30, 2023
Remainder of 2023	$1,654
2024	6,581
2025	6,564
2026	6,234
2027	5,021
Thereafter	10,773
Total	$36,827
Intangible assets include crypto we own, which are accounted for as indefinite-lived intangible assets and are initially measured at cost (under a first-in, first-out basis) under the guidance in ASC 350 Intangibles - Goodwill and Other. These assets are not amortized, but assessed for impairment continually given the volatility of markets for these assets. Impairment exists when the carrying amount exceeds its fair value. The fair value of crypto is determined as the lowest price of executed transactions during the measurement or holding period using the quoted price of the crypto in our principal market. The carrying amount of a crypto asset after its impairment becomes its new cost basis. Impairment losses are not reversible or recoverable and are included in Crypto Costs in the consolidated statement of operations. Impairment losses were not material to the three or nine months ended September 30, 2023. Our owned crypto are typically liquidated on a daily basis during the fulfillment of customer orders and settlement with our liquidity providers. We classify cash flows from crypto within cash flows from operating activities.
6.Consolidated Balance Sheet Components
Accounts Receivable, Net
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Trade accounts receivable	$12,596	$16,284
Deposits at brokers or dealers	1,590	—
Crypto receivable from liquidity providers	186	—
Unbilled receivables	6,003	6,445
Other receivables	1,864	2,787
Total accounts receivable	22,239	25,516
Less: allowance for doubtful accounts	(540)	(210)
Total	$21,699	$25,306
Amounts payable and receivable to our liquidity providers are reported net by counterparty when the right of offset exists.

Other Current Assets
Other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid expenses	$7,297	$6,060
Other	32	—
Total	$7,329	$6,060

Property, Equipment and Software, Net
Property, equipment and software, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Internal-use software	$8,218	$4,383
Purchased software	105	99
Office furniture and equipment	2,311	2,303
Other computer and network equipment	5,132	4,732
Leasehold improvements	10,280	10,102
Property, equipment and software, gross	26,046	21,619
Less: accumulated amortization and depreciation	(5,538)	(1,875)
Total	$20,508	$19,744
For the three and nine months ended September 30, 2023, depreciation and amortization expense related to property, equipment and software amounted to $1.4 million and $3.7 million, respectively, of which $0.5 million and $1.2 million, respectively, related to amortization expense of capitalized internal-use software placed in service.
For the three and nine months ended September 30, 2022, depreciation and amortization expense related to property, equipment and software amounted to $0.9 million and $2.0 million, respectively, of which $0.4 million and $0.7 million, respectively, related to amortization expense of capitalized internal-use software placed in service.
Deposits with Clearinghouse
Total deposits at clearinghouses amounted to $0.2 million and $15.2 million as of September 30, 2023 and December 31, 2022, respectively. Deposits with clearinghouse historically have primarily consisted of the ICE Clear US, Inc. ("ICUS") default resource contribution; however, as described further in Note 8, ICUS returned the contribution on September 29, 2023, as a result of the recent delisting of Bakkt Bitcoin futures and option contracts by IFUS.
Other Assets
Other assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Operating lease right-of-use assets	$21,116	$19,632
Other	2,556	2,826
Total	$23,672	$22,458

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accounts payable	$3,729	$25,975
Payables to clients	70	—
Accrued expenses	19,116	15,537
Purchasing card payable	12,502	10,686
Salaries and benefits payable	8,019	13,926
Loyalty revenue share liability	3,479	43
Other	2,277	620
Total	$49,192	$66,787
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Participation units liability, current	$221	$275
Current maturities of operating lease liability	3,555	3,014
Other	527	530
Total	$4,303	$3,819
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Operating lease liability, noncurrent	$24,547	$23,402
Contingent consideration	13,065	—
Total	$37,612	$23,402

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
The TRA provides for the payment by us to exchanging holders of Opco common units of 85% of certain net income tax benefits, if any, that we realize (or in certain cases are deemed to realize) as a result of these increases in tax basis related to entering into the TRA, including tax benefits attributable to payments under the TRA. This payment obligation is an obligation of the Company and not of Opco. For purposes of the TRA, the cash tax savings in income tax will be computed by comparing our actual income tax liability (calculated with certain assumptions) to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the assets of Opco as a result of Opco having an election in effect under Section 754 of the Code for each taxable year in which an exchange of Opco common units for Class A common stock occurs and had we not entered into the TRA. Such change will be calculated under the TRA without regard to any transfers of Opco common units or distributions with respect to such Opco common units before the exchange under the Exchange Agreement to which Section 743(b) or 734(b) of the Code applies. As of September 30, 2023, 22,704,377 Opco common units had been exchanged for Class A common stock. Refer to Note 14 regarding the contingency related to the TRA.
8.Related Parties
ICE Management and Technical Support
Upon consummation of the VIH Business Combination, we entered into a Transition Services Agreement (the “ICE TSA”) with ICE, pursuant to which ICE provides insurance, digital warehouse, data center, technical support, and other transition-related services in exchange for quarterly service fees payable by us. We recognized $0.6 million and $2.2 million of expense related to the ICE TSA for the three and nine months ended September 30, 2023, respectively, which is reflected as “Related party expenses” in the consolidated statements of operations. We recognized $0.3 million and $0.9 million of expense related to the ICE TSA for the three and nine months ended September 30, 2022, respectively, which is reflected as “Related party expenses” in the consolidated statements of operations. As of September 30, 2023 and December 31, 2022, we had $1.6 million and $1.2 million, respectively, reflected as “Due to related party” in the consolidated balance sheets related to the ICE TSA.
Triparty Agreement
The Digital Currency Trading, Clearing, and Warehouse Services Agreement ("Triparty Agreement") provided for IFUS to list for trading one or more digital currency futures and/or options contracts, and for ICUS to serve as the clearing house to provide central counterparty and ancillary services for such contracts.
Effective July 28, 2023, IFUS delisted all Bakkt Bitcoin futures contracts other than the August and September 2023 expiry months, and also delisted all Bakkt Bitcoin Option contracts. Following the delisting, no new Bakkt Bitcoin futures or option expiry months were listed for trading. The August and September 2023 expiry months continued to be listed for trading through their regular last trading days, which were August 24 and September 28, 2023 respectively. No material revenues associated with the Triparty Agreement were recognized during the three and nine months ended September 30, 2023 and September 30, 2022, respectively. The Triparty Agreement also required Bakkt Trust to make, and, subject to certain limits, to replenish as needed a contribution to ICUS, to be used by ICUS in accordance with the ICUS rules. On September 29, 2023, ICUS returned the Company's $15.2 million contribution, and effective October 2, 2023, the parties terminated the Triparty Agreement. The contribution requirement was $15.2 million as of December 31, 2022. The contribution was reflected as “Deposits with clearinghouse” in the consolidated balance sheets.
As of September 30, 2023 and December 31, 2022, we had no amount recorded within “Due to related party” in the consolidated balance sheets related to the Triparty Agreement. As of September 30, 2023 and December 31, 2022, we had no amount recorded within “Accounts receivable, net” in the consolidated balance sheets related to the Triparty Agreement.
Apex Crypto Technical Support
In connection with our acquisition of Apex Crypto, we entered into a Transition Services Agreement (the “Apex TSA”) with Apex Fintech Solutions, Inc. ("AFS"), pursuant to which AFS provides technical support and other transition-related services in exchange for quarterly service fees payable by us. We recognized $0.4 million of expense related to the

Apex TSA for the three months ended September 30, 2023, which are reflected as “Related party expenses” in the consolidated statements of operations. As of September 30, 2023, we had approximately $0.2 million reflected as “Due to related party” in the consolidated balance sheets related to the Apex TSA.
9.Warrants
As of September 30, 2023 and December 31, 2022, there were 7,140,808 public warrants outstanding. Public warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the public warrant. Each warrant entitles its holders to purchase one share of Class A common stock at an exercise price of $11.50 per share. The public warrants became exercisable on November 15, 2021. The public warrants will expire on October 15, 2026, or earlier upon redemption or liquidation. We may redeem the outstanding warrants when various conditions are met, such as specific stock prices, as detailed in the specific warrant agreements. The warrants are recorded as a liability and reflected as “Warrant liability” in the consolidated balance sheets.
During the three and nine months ended September 30, 2023, we did not receive any proceeds from the exercise of the public warrants. During the three and nine months ended September 30, 2022, we received less than $0.1 million in proceeds from the exercise of the public warrants. We recognized a loss from the change in fair value of the warrant liability during the three and nine months ended September 30, 2023 of $0.2 million and $0.9 million, respectively. We recognized a gain from the change in fair value of the warrant liability during the three and nine months ended September 30, 2022 of $0.4 million and $13.1 million, respectively.
10.Stockholders’ Equity
Preferred Stock
We are authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The holders of a series of preferred stock shall be entitled only to such voting rights as shall expressly be granted thereto by the Certificate of Incorporation (including any certificate of designation relating to such series of preferred stock). As of September 30, 2023, no shares of preferred stock have been issued.
Common Stock
Class A Common Stock
We are authorized to issue 750,000,000 shares with a par value of $0.0001 per share. Each holder of record of Class A common stock is entitled to one vote for each share of Class A common stock held on all matters on which stockholders generally or holders of Class A common stock as a separate class are entitled to vote, including the election or removal of directors (whether voting separately as a class or together with one or more classes of our capital stock). As of September 30, 2023 and December 31, 2022, there were 91,414,923 and 80,926,843 shares of Class A common stock issued and outstanding, respectively.
Dividends
Subject to preferences that may be applicable to any outstanding preferred stock, the holders of shares of Class A common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by our Board out of funds legally available therefor. As of September 30, 2023, no dividends have been declared.
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
Class V Common Stock
We are authorized to issue 250,000,000 shares with par value $0.0001 per share. These shares have no economic value but entitle the holder to one vote per share. Paired Interests may be exchanged for one share of our Class A common stock or a cash amount in accordance with the Third Amended and Restated Limited Liability Company Agreement of Opco and the Amended and Restated Exchange Agreement. Holders of Paired Interests became eligible on April 16, 2022 under the Exchange Agreement to exchange their Paired Interests for Class A common stock or, at our election, cash in lieu thereof. During the three and nine months ended September 30, 2023, there were less than 0.1 million and 0.2 million Paired Interests exchanged for our Class A common stock, and the Company did not elect to settle any such exchanges in cash. As of September 30, 2023 and December 31, 2022, there were 183,249,426 and 183,482,777 shares of Class V common stock issued and outstanding, respectively.
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
Noncontrolling Interest
The following table summarizes the ownership interest in Opco as of September 30, 2023 and December 31, 2022.

	September 30, 2023		December 31, 2022
	Opco Common Units	Ownership %	Opco Common Units	Ownership %
Opco common units held by Bakkt Holdings, Inc.	91,414,923	34%	80,926,843	31%
Opco common units held by noncontrolling interest holders	183,249,426	66%	183,482,777	69%
Total Opco common units outstanding	274,664,349	100%	264,409,620	100%
The weighted average ownership percentages for the applicable reporting periods are used to attribute net loss and other comprehensive loss to the Company and the noncontrolling interest holders. The noncontrolling interest holders' weighted average ownership percentage for the three and nine months ended September 30, 2023 was 66.5% and 67.4%, respectively.

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
In connection with the VIH Business Combination, the modified warrant units automatically converted into the right to purchase 793,352 Paired Interests in Opco at an exercise price of $5.04 per Paired Interest. As of September 30, 2023, 172,055 modified warrant units have vested but have not been exercised, and the remaining 621,297 warrant units have not vested or been exercised. No expenses were recorded during the three and nine months ended September 30, 2023 and September 30, 2022, since the service conditions were not probable of being met in those periods.
11.Share-Based and Unit-Based Compensation
2021 Incentive Plan
Our 2021 Omnibus Incentive Plan (the “2021 Incentive Plan”) became effective on the Closing Date with the approval of VIH’s shareholders and the Board of Directors. The 2021 Incentive Plan allows us to make equity and equity-based incentive awards to employees, non-employee directors and consultants. There were initially 25,816,946 shares of Class A common stock reserved for issuance under the 2021 Incentive Plan which can be granted as stock options, stock appreciation rights, restricted shares, restricted stock units ("RSUs"), performance stock units ("PSUs"), dividend equivalent rights and other share-based awards. On June 6, 2023, the 2021 Incentive Plan was amended to increase by 26,590,466 shares the number of authorized shares of Class A common stock available for issuance for a new total of 52,407,412 shares authorized. No award may vest earlier than the first anniversary of the date of grant, subject to limited exceptions.
Share-Based Compensation Expense
During the three and nine months ended September 30, 2023, we granted 92,820 and 7,783,077 RSUs, respectively, to employees and directors. We did not grant any PSUs to employees or directors during the three months ended September 30, 2023. During the nine months ended September 30, 2023, we granted 673,627 PSUs to employees which represents 100% of the target award. During the three and nine months ended September 30, 2022, we granted 869,589 and 10,162,061 RSUs, respectively, to employees and directors. During the three and nine months ended September 30, 2022, we granted 225,000 and 5,116,984 PSUs, respectively, to employees which represents 100% of the target award.
We recorded $2.7 million and $12.1 million of share-based compensation expense related to RSUs during the three and nine months ended September 30, 2023, respectively. We recorded $4.0 million and $20.7 million of share-based compensation expense related to RSUs during the three and nine months ended September 30, 2022, respectively. We recorded $0.3 million and $2.2 million of share-based compensation expense related to PSUs during the three and nine months ended September 30, 2023, reflecting expected performance relative to PSU performance targets. We recorded $3.6 million and $8.2 million of share-based compensation expense related to PSUs during the three and nine months ended

September 30, 2022, respectively. Share-based compensation expense for both RSUs and PSUs is included in “Compensation and benefits” in the consolidated statements of operations.
Unrecognized compensation expense as of September 30, 2023 and December 31, 2022 was $19.4 million and $29.9 million, respectively, for the RSUs and PSUs. The unrecognized compensation expense as of September 30, 2023 and December 31, 2022 will be recognized over a weighted-average period of 1.57 years and 2.05 years, respectively.
RSU and PSU Activity
The following tables summarize RSU and PSU activity under the 2021 Incentive Plan for the nine months ended September 30, 2023 (in thousands, except per unit data):

RSUs and PSUs	Number of RSUs and PSUs	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	13,782	2.05	$4.05
Granted	8,457		$1.49	$12,596
Forfeited	(3,635)
Vested	(5,282)
Outstanding as of September 30, 2023	13,322	1.57	$2.93
During the nine months ended September 30, 2023, we recorded $2.3 million of share-based compensation expense related to the accelerated vesting for certain employees that were terminated, primarily related to the Company's restructuring efforts. Acceleration of share-based compensation expense related to the Company's restructuring efforts is included in “Restructuring expenses” in the consolidated statements of operations. We also recorded reversal of share-based compensation expense of $2.0 million during the nine months ended September 30, 2023 for forfeitures, primarily related to executive resignations and the Company's restructuring efforts. Reversal of share-based compensation expense related to the Company's restructuring efforts is included in “Restructuring expenses” in the consolidated statements of operations.
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

Opco Plan
Preferred incentive units and common incentive units (collectively, “incentive units”) represent an ownership interest in Opco and are entitled to receive distributions from Opco, subject to certain vesting conditions. Opco classifies incentive units as equity awards on its consolidated balance sheets. Participation units, issued directly by Opco to Opco Plan participants, do not represent an ownership interest in Opco but rather provide Opco Plan participants the contractual right to participate in the value of Opco, if any, through either a cash payment or issuance of Class A common stock upon the occurrence of certain events following vesting of the participation units. Because participation units have historically been settled in cash at the Company's discretion, Opco classifies participation units as liability awards on its consolidated balance sheets. Refer to Note 11 to our consolidated financial statements included in our Form 10-K where the modifications to the Opco Plan are described in detail.
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
Unit-Based Compensation Expense
Unit-based compensation expense for the three and nine months ended September 30, 2023 and September 30, 2022, was as follows (in thousands):

Type of unit	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Common incentive unit	$372	$950	$1,291	$3,041
Participation unit	(32)	74	(4)	(2,904)
Total	$340	$1,024	$1,287	$137
Unrecognized compensation expense as of September 30, 2023 was $0.1 million for common incentive units. The unrecognized compensation expense will be recognized over a weighted-average period of 0.04 years. There was no unrecognized compensation expense for participation units as of September 30, 2023.
Unrecognized compensation expense as of December 31, 2022 was $1.4 million for common incentive units. The unrecognized compensation expense will be recognized over a weighted-average period of 0.79 years. There was no unrecognized compensation expense for participation units as of December 31, 2022.
Unit Activity
The following table summarizes common incentive unit activity under the Opco Plan for the nine months ended September 30, 2023 (in thousands, except per unit data):

Common Incentive Units	Number of Common Incentive Units	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	8,294	0.79	$6.30	$67,635
Granted	—
Forfeited	(5)
Exchanged	(229)
Outstanding as of September 30, 2023	8,060	0.04	$6.30	$65,727

The following table summarizes common incentive unit activity under the Opco Plan for the nine months ended September 30, 2022 (in thousands, except per unit data):

Common Incentive Units	Number of Common Incentive Units	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	16,339	1.79	$6.30	$133,240
Granted	—
Forfeited	(313)
Exchanged	(7,041)
Outstanding as of September 30, 2022	8,985	1.04	$6.30	$72,349
There were no participation units granted during the three and nine months ended September 30, 2023 or September 30, 2022. As of September 30, 2023 and December 31, 2022, the total number of participation units outstanding was 0.2 million and 0.2 million, respectively. The fair value of the participation units as of September 30, 2023 and December 31, 2022 was $0.2 million and $0.3 million, respectively. We did not make any cash payments to settle vested participation units during the three months ended September 30, 2023. We made cash payments of less than $0.1 million to settle vested participation units during the nine months ended September 30, 2023. We did not make any cash payments to settle vested participation units during the three and nine months ended September 30, 2022.
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
The following is a reconciliation of the denominators of the basic and diluted per share computations for net loss (in thousands, except share and per share data):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net Loss per share:
Numerator – basic and diluted:
Net loss	$(51,749)	$(1,592,548)	$(147,119)	$(1,663,509)
Less: Net loss attributable to noncontrolling interest	(34,418)	(1,124,416)	(98,964)	(1,184,352)
Net loss attributable to Bakkt Holdings, Inc. – basic	(17,331)	(468,132)	(48,155)	(479,157)
Net loss and tax effect attributable to noncontrolling interests	—	—	—	—
Net loss attributable to Bakkt Holdings, Inc. – diluted	$(17,331)	$(468,132)	$(48,155)	$(479,157)

Denominator – basic and diluted:
Weighted average shares outstanding – basic	91,357,858	76,591,676	87,726,210	68,408,530
Weighted average shares outstanding – diluted	91,357,858	76,591,676	87,726,210	68,408,530

Net loss per share – basic	$(0.19)	$(6.11)	$(0.55)	$(7.00)
Net loss per share – diluted	$(0.19)	$(6.11)	$(0.55)	$(7.00)
Potential common shares issuable to employees or directors upon exercise or conversion of shares under our share-based and unit-based compensation plans and upon exercise of warrants are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive.
No shares that are contingently issuable as part of the Bakkt Crypto acquisition have been included in the calculation of diluted EPS as no amounts are payable as of September 30, 2023. The following table summarizes the total potential common shares excluded from diluted loss per common share as their effect would be anti-dilutive (in thousands):

As of September 30, 2023
RSUs and PSUs	13,026
Public warrants	7,141
Participation units	189
Opco warrants	793
Opco unvested incentive units	2,125
Opco common units	181,125
Total	204,398
13.Capital Requirements
Bakkt Trust is subject to certain regulatory capital requirements imposed by NYDFS. These capital requirements require Bakkt Trust to maintain the greater of a defined positive net worth or the sum of the required percentage established for transmitted assets, cold wallet, and hot wallet custody assets.
Bakkt Clearing, LLC ("Bakkt Clearing") was registered as a futures commission merchant (“FCM”) with the Commodity Futures Trading Commission (“CFTC”) and was a member of the National Futures Association (“NFA”).

Bakkt Clearing was subject to CFTC Regulation 1.17 and the NFA capital requirements. On May 20, 2022, we withdrew Bakkt Clearing's registration with the CFTC and membership in the NFA, which was effective on June 20, 2022. Accordingly, as of September 30, 2023, Bakkt Clearing was no longer required to maintain capital under the rules described above.
Bakkt Marketplace is required to maintain tangible net worth of a minimum amount. Several states have adopted the Model Money Transmission Modernization Act ("MMTMA"), which defined tangible net worth as the aggregate assets of a licensee excluding all intangible assets, less liabilities. In addition to the tangible net worth requirement, Bakkt Marketplace is also required to maintain tangible member's equity of a minimum amount, plus the amount of customer funds held in transit since it holds a number of money transmitter licenses and has a BitLicense from the NYDFS, which subjects it to NYDFS’ oversight with respect to such business activities conducted in New York State and with New York residents. Bakkt Marketplace is also required to maintain positive net worth equal to its wind-down costs, or expected costs associated with the orderly wind-down of the business.
Bakkt Crypto is also required to maintain tangible net worth of a minimum amount, as defined by the MMTMA. In addition to the tangible net worth requirement, Bakkt Crypto also holds a BitLicense from the NYDFS and a number of money transmitter licenses, for the same licensure and compliance reasons as Bakkt Marketplace, and is required to maintain minimum positive net worth held as cash in excess of the sum of crypto asset requirements and predefined wind-down costs.
Bakkt Brokerage is registered as a broker-dealer with the Financial Industry Regulatory Authority and is required to maintain a minimum amount of net capital. Bakkt Brokerage's net capital requirement is not material.
As of September 30, 2023, the above mentioned subsidiaries were in compliance with their respective regulatory capital requirements. The minimum capital requirements to which our subsidiaries are subject may restrict their ability to transfer cash. We may also be required to transfer cash to our subsidiaries such that they may continue to meet these minimum capital requirements.
14.Commitments and Contingencies
401(k) Plan
We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Both Company and employee contributions to the 401(k) plan are discretionary. For the three and nine months ended September 30, 2023, we recorded approximately $0.7 million and $2.4 million, respectively, of expenses related to the 401(k) plan, which is included in "Compensation and benefits" in the consolidated statement of operations. For the three and nine months ended September 30, 2022, we recorded approximately $0.8 million and $2.1 million, respectively, of expenses related to the 401(k) plan, which is included in "Compensation and benefits" in the consolidated statement of operations.
Tax Receivable Agreement
The Company is party to a TRA with certain Opco equity holders. As of September 30, 2023, the Company has not recorded a liability under the TRA related to the income tax benefits originating from the exchanges of Opco common units as it is not probable that the Company will realize such tax benefits. The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. Should the Company determine that the payment of the TRA liability becomes probable at a future date based on new information, any changes will be recorded on the Company's condensed consolidated statement of operations and comprehensive loss at that time.

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
Purchase Obligations
In December 2021, we entered into a four-year cloud computing arrangement which includes minimum contractual payments due to the third-party provider. During the nine months ended September 30, 2023, we entered into a five-year strategic marketing agreement which required a committed spend. As of September 30, 2023, our outstanding purchase obligations consisted of the following future minimum commitments (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Purchase obligations	$4,050	$19,100	$—	$—	$23,150
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
Our effective tax rate of less than 1% for the three and nine months ending September 30, 2023, respectively, differ from statutory rates primarily due to the loss that is not taxed to the Company and the absence of taxable income to realize the Company's net operating losses and other deferred tax assets.
Our effective tax rate of less than 1% for the three and nine months ending September 30, 2022, respectively, differ from statutory rates primarily due to the loss allocated to noncontrolling interest that is not taxed to the Company and the non-deductible fair value gains and losses related to the changes in our warrant liability and nondeductible compensation.
Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our realizability of our deferred tax assets, in each jurisdiction, is dependent upon the generation of future taxable income sufficient to utilize the deferred tax assets on income tax returns, including the reversal of existing temporary differences, historical and projected operating results and tax planning strategies. As of September 30, 2023 and December 31, 2022, the Company believed it was not more likely that not that the net deferred tax assets would be realizable and thus has maintained a full valuation allowance.
The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company had no unrecognized tax benefits or related interest and penalties accrued as of September 30, 2023 or December 31, 2022.
16.Fair Value Measurements
Financial assets and liabilities that are measured at fair value on a recurring basis are classified as Level 1, Level 2 and Level 3 as follows (in thousands):

	As of September 30, 2023
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury debt securities	$22,678	$22,678	$—	$—
Safeguarding asset for crypto	505,697	—	505,697	—
Total Assets	$528,375	$22,678	$505,697	$—

Liabilities:
Safeguarding obligation for crypto	505,697	—	505,697	—
Contingent consideration	13,065	—	—	13,065
Warrant liability—public warrants	1,642	1,642	—	—
Total Liabilities	$520,404	$1,642	$505,697	$13,065

	As of December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury debt securities	$141,062	$141,062	$—	$—
Safeguarding asset for crypto	15,792	—	15,792	—
Total Assets	$156,854	$141,062	$15,792	$—

Liabilities:
Safeguarding obligation for crypto	$15,792	$—	$15,792	$—
Warrant liability—public warrants	785	785	—	—
Total Liabilities	$16,577	$785	$15,792	$—
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
Our investments in debt securities consist of U.S. Treasury debt securities held in the custody of a major financial institution. As of September 30, 2023, the Company’s investment in available-for-sale debt securities was determined to be a Level 1 investment based on quoted prices in active markets and was recorded in the consolidated balance sheet at fair value.
The fair value of the safeguarding obligation for crypto and the corresponding safeguarding asset for crypto was determined using Level 2 inputs which included using the value of the safeguarded asset determined as the mid-point of a bid-ask spread in the market we determine to be the principal market for the related crypto as of September 30, 2023.
The contingent consideration associated with the acquisition of Bakkt Crypto is valued using Level 3 inputs, which includes a Monte Carlo model. The inputs for the Monte Carlo model included forecasted financial performance of Bakkt Crypto and estimated earnings volatility. The contingent consideration liability is revalued each reporting period and any change in the liability is reflected in the Company's statements of operations in “Acquisition-related expenses". As of the acquisition date, the fair value of the contingent consideration was estimated to be $2.9 million and used an estimated gross profit volatility of 66%. During the three and nine months ended September 30, 2023, the Company recognized expense of $(0.3) million and $10.1 million, respectively, related to the change in the fair value of the contingent consideration. The change in fair value reflects our current forecasts for the performance of Bakkt Crypto during the earnout period and an estimated gross profit volatility of 78.3%.
Our public warrant liability is valued based on quoted prices in active markets and is classified within Level 1.
As described in Note 5 our owned crypto is continually evaluated for impairment using the lowest quoted price in the market we determine to be the principal market for the related crypto, which we determined was a Level 2 input. Other fair value inputs associated with non-recurring impairment analyses are discussed in the notes of the related assets.

17.Leases
The Company leases real estate for office space under operating leases. On March 15, 2023, we signed an amendment to our Scottsdale, Arizona lease that extended the lease term. The amended lease has a term of 90 months and total fixed lease payments over the term of the amended lease are $5.7 million. During the year ended December 31, 2022, we entered into a new real estate lease for office space in New York, New York, that commenced on January 31, 2022. The lease has a term of 94 months and the total fixed lease payments over the term of the lease are $7.3 million. On April 25, 2022, we signed a lease agreement for call center office space in Alpharetta, Georgia. On May 12, 2022, we executed our option to lease additional space for the Alpharetta call center. The call center lease commenced on June 3, 2022. The lease has a term of 47 months and total fixed lease payments over the term of the lease are $5.9 million. We consider a lease to have commenced on the date when we are granted access to the leased asset. Several of these leases include escalation clauses for adjusting rentals. As of September 30, 2023, we do not have any active finance leases.
Our real estate leases have remaining lease terms as of September 30, 2023 ranging from 31 months to 108 months, with three of our leases containing an option to extend the term for a period of 5 years exercisable by us, which we are not reasonably certain of exercising at commencement. None of our leases contain an option to terminate the lease without cause at the option of either party during the lease term.
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

We have elected the practical expedient under which lease components would not be separated from the non-lease components for all our classes of underlying assets. Accordingly, each lease component and the non-lease components related to the lease component are accounted for as a single lease component. The weighted average remaining lease term for our operating leases was approximately 87 months, and the weighted average discount rate for our operating leases was 5.3%. We were party to short-term leases during the three and nine months ended September 30, 2023, which resulted in less than $0.1 million and $0.1 million of rent expense, respectively. We were party to short-term leases during the three and nine months ended September 30, 2022, which resulted in less than $0.1 million and less than $0.1 million of rent expense, respectively.
18. Safeguarding Obligation For Crypto
We provide custody services for Bakkt Crypto's customers and for Bakkt Trust's standalone custody customers. Bakkt Trust also provides custody services for Bakkt Marketplace crypto customers as described in Note 1. We do not own crypto held in a custodial capacity on behalf of our customers. We maintain the internal recordkeeping of those assets and are obligated to safeguard the assets and protect them from loss or theft. We hold the controlling majority of cryptographic key information on behalf of our Bakkt Trust custodial customers. Subcustodians used by Bakkt Crypto hold our customer cryptographic key information and are not permitted to move assets without our specific authorization.
As of September 30, 2023, we have a safeguarding obligation for crypto of $505.7 million. The safeguarding liability, and corresponding safeguarding asset for crypto on the balance sheet, are measured at the fair value of the crypto held for our customers. We are not aware of any actual or possible safeguarding loss events as of September 30, 2023. Therefore, the safeguarding obligation for crypto and the related safeguarding asset for crypto are recorded at the same amount.
We are responsible for holding the following crypto on behalf of our customers as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Bitcoin	$178,726	$15,717
Ether	148,733	75
Shiba Inu	105,181	—
Dogecoin	53,626	—
Other	19,431	—
Safeguarding obligation for crypto	$505,697	$15,792

Safeguarding asset for crypto	$505,697	$15,792
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
The cost basis and fair value of available-for-sale debt securities with unrealized gains and losses included in “Accumulated other comprehensive loss” in the consolidated balance sheets were as follows (in thousands):

	September 30, 2023			December 31, 2022
Available-for-sale securities	Cost Basis	Unrealized Gains/(Losses), net	Fair Value	Cost Basis	Unrealized Gains/(Losses), net	Fair Value
Government debt
U.S. treasury bonds	22,600	78	22,678	141,003	59	141,062
Total available-for-sale securities	$22,600	$78	$22,678	$141,003	$59	$141,062

	September 30, 2023		December 31, 2022
Available-for-sale securities in an unrealized loss position	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt
U.S. treasury bonds:
Less than 12 months(1)	$—	$—	$39,574	$(381)
12 months or more(1)	—	—	—	—
Total available-for-sale securities	$—	$—	$39,574	$(381)

(1) Indicates the length of time that individual securities have been in a continuous unrealized loss position.
The unrealized gains on our investments in government debt securities relate to changes in interest rates since the time of purchase. We may sell certain investments depending on liquidity needs of the business; however, it is not likely that we will be required to sell the investments before recovery of their respective amortized cost basis. In addition, there were no credit losses on these investments as of September 30, 2023.
The cost basis and fair value of available-for-sale debt securities at September 30, 2023, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	September 30, 2023
	Cost Basis	Fair Value
Due in one year or less	$22,600	$22,678
Due after one year through five years	—	—
Total debt securities - available-for-sale	$22,600	$22,678
20.Subsequent Events
We have evaluated subsequent events and determined that no other events or transactions, other than those disclosed above, met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of financial condition and results of operations should be read together with the accompanying consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which is incorporated herein by reference. References in this section to “we,” “us,” “our,” “Bakkt” or the “Company” and like terms refer to Bakkt Holdings, Inc. and its subsidiaries for the three and nine months ending September 30, 2023, unless the context otherwise requires. Some of the information contained in this discussion and analysis or set forth elsewhere in this document, including information with respect to our plans and strategy for our business, includes forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed above in “Cautionary Statement Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.”
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
Our platform is built to operate across various crypto assets and offers clients the flexibility to choose some or all of our capabilities, and the manner in which these capabilities are enabled for consumers, based on their needs and objectives. Some clients may choose to enable our capabilities directly in their experience, while others may want a “ready-to-go” storefront and leverage capabilities such as our web-based technology. Our institutional-grade platform, born out of our former parent company, Intercontinental Exchange, Inc. (“ICE”), supports "know your customer" ("KYC"), anti-money laundering ("AML"), and other anti-fraud measures to combat financial crime.

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
In addition, crypto assets and crypto market participants have recently faced increased scrutiny by regulators. For example, the SEC has, in 2023, brought charges against a number of crypto asset exchanges, including Coinbase and Binance, and other crypto asset service providers, identifying a number of crypto assets as securities and alleging violations of, and non-compliance with, U.S. federal securities laws. A recent federal court ruling in a lawsuit brought by the SEC against Ripple Labs determined that "programmatic" sales" by Ripple Labs to retail investors of the XRP crypto token (XRPUSD) did not constitute sales of unregistered securities in violation of U.S, securities laws. However, the court determined that Ripple Labs' sales of XRP to institutional investors were unregistered securities offerings in violation of the U.S. securities laws. On July 31, 2023, a different court in the Southern District of New York held that the SEC had asserted a plausible claim that certain inter-related crypto-assets offered by Terraform Labs qualified as investment contracts. We continue to monitor regulatory developments in this area and assess our business model and the assets we support in light of developments.

Apex Crypto Acquisition
On April 1, 2023, we completed the acquisition of 100% of the ownership interests of Apex Crypto LLC, which changed its name to Bakkt Crypto Solutions, LLC, effective June 12, 2023 (“Bakkt Crypto”). We expect to leverage Bakkt Crypto’s proprietary trading platform and existing relationships with liquidity providers to provide a wider range of assets and competitive pricing to our customers. Our acquisition of Bakkt Crypto complements our B2B2C growth strategy by broadening our business partnerships to fintechs and neo-banks. Specifically, Bakkt Crypto offers Customers the ability to purchase, sell, store and, in approved jurisdictions, deposit and withdraw approved crypto assets, all from within the applications of its Clients with whom Customers already have a relationship. Using Bakkt Crypto’s platform, Customers can purchase approved crypto assets, store crypto assets in custodial wallets, liquidate their holdings, and transfer supported crypto assets between a custodial wallet maintained by Bakkt Crypto and external wallets in certain jurisdictions, if enabled by the Client.
In addition, Bakkt Crypto is in the process of developing, subject to applicable regulatory approvals, functionalities enabling transfers of supported crypto assets between registered Customers, and conversion of certain loyalty and rewards points into supported crypto assets.
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
Following the closing of the acquisition of Bakkt Crypto and in light of recent regulatory developments, we reviewed all crypto assets then available on the Bakkt Crypto platform and determined it was appropriate to delist certain of such crypto assets. In effecting such delisting decisions, we attempted to mitigate impacts on our business and customers by affording customers a period in which to exit their positions in the impacted crypto assets as part of an orderly wind-down. The delisting process was completed on September 21, 2023 and we recognized transactional revenue associated with delisted crypto assets of approximately $27.6 million on that date.
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

Competition
The crypto marketplace is highly competitive with numerous participants competing for the same clients. We believe we are well positioned with our ability to provide capabilities around emerging crypto assets alongside loyalty points on a single, highly secure, institutional-grade technology platform.
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
We continue to work with regulators to address the emerging global landscape for crypto. As investment continues, the intersection of technology and finance will require ongoing engagement as new applications emerge. Crypto asset and distributed ledger technology have significant, positive potential with proper collaboration between industry and regulators.
Safeguarding Obligation Liability and Safeguarding Asset Related to Crypto Held for Other Parties
As detailed in Note 18 in the unaudited consolidated financial statements included in this Report, upon the adoption of Staff Accounting Bulletin 121 (“SAB 121”), we recorded a safeguarding obligation liability and a corresponding safeguarding asset related to the crypto held for other parties. As of September 30, 2023, the safeguarding obligation liability related to crypto assets held for other parties was approximately $505.7 million. We have taken steps to mitigate the potential risk of loss for the crypto we hold for other parties, including holding insurance coverage specifically for certain crypto incidents and using secure cold storage to store the vast majority of crypto that we hold. SAB 121 also asks us to consider the legal ownership of the crypto held for other parties, including whether the crypto held for other parties would be available to satisfy general creditor claims in the event of our bankruptcy.
The legal rights with respect to crypto held on behalf of third parties by a custodian, such as us, upon the custodian’s bankruptcy have not yet been settled by courts and are highly fact-dependent. However, based on the terms of our terms of service and applicable law, in the event that we were to enter bankruptcy, we believe the crypto that we hold in custody for users of our platform should be respected as users’ property (and should not be available to satisfy the claims of our general creditors). We do not allow users to purchase crypto on margin, and crypto held on our platform does not serve as collateral for margin loans. We hold crypto in custody for users in one or more omnibus crypto wallets. We hold cryptographic key information and maintain internal record keeping for the crypto we hold in custody for users, and we are obligated to secure such assets from loss or theft. Our contractual arrangements state that our customers and clients retain legal ownership of the crypto custodied by us on their behalf; they also benefit from the rewards and bear the risks associated with their ownership, including as a result of any price fluctuations. We have been monitoring and will continue to actively monitor legal and regulatory developments and may consider further steps, as appropriate, to support this contractual position so that in the event of our bankruptcy, the crypto custodied by us should not be deemed to be part of our bankruptcy estate. We do not expect potential future cash flows associated with the crypto safeguarding obligation liability.
Key Performance Indicators
We use four key performance indicators (“KPIs”) that are key to understanding our business performance, as they reflect the different ways we enable clients to engage with our platform.
•Crypto-enabled accounts. We define crypto-enabled accounts as the total crypto accounts open on our platform. There were 6.1 million and less than 0.1 million crypto-enabled accounts as of September 30, 2023 and December 31, 2022, respectively.
•Transacting accounts. We define transacting accounts as unique accounts that perform transactions on our platform each month. We use transacting accounts to reflect how users across our platform use the variety of services we offer, such as redeeming loyalty points for travel or merchandise, buying and selling crypto to facilitate everyday purchases, or converting loyalty points to cash or gift cards. There were 1.0 million and 2.9 million unique monthly transacting accounts during the three and nine months ending September 30, 2023, respectively.
•Notional traded volume. We define notional traded volume as the total notional volume of transactions across crypto and loyalty platforms. The figures we use represent gross values recorded as of the order date. Notional traded volumes were $366.1 million and $1,090.4 million during the three and nine months ending September 30, 2023, respectively.
•Assets under custody. We define assets under custody as the sum of coin quantities held by customers multiplied by the final quote for each coin on the last day of the quarter. Assets under custody were $505.7 million and $26.1 million as of September 30, 2023 and December 31, 2022, respectively.

Results of Operations
The following table is our consolidated statements of operations for the three and nine months ended September 30, 2023 and September 30, 2022, respectively, (in thousands):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Revenues:
Crypto services	$191,750	$471	$527,526	$1,464
Loyalty services, net	13,024	12,742	38,096	38,852
Total revenues	204,774	13,213	565,622	40,316
Operating expenses:
Crypto costs	189,428	353	521,601	1,352
Execution, clearing and brokerage fees	697	—	2,902	—
Compensation and benefits	24,608	37,800	85,818	107,135
Professional services	1,962	2,707	7,204	9,291
Technology and communication	5,536	4,137	15,647	12,659
Selling, general and administrative	7,447	7,792	21,722	26,995
Acquisition-related expenses	(739)	454	17,053	1,148
Depreciation and amortization	3,959	6,391	10,843	18,340
Related party expenses	1,033	267	3,145	901
Goodwill and intangible assets impairments	23,325	1,547,711	23,325	1,547,711
Impairment of long-lived assets	56	15	56	15
Restructuring expenses	—	—	4,471	—
Other operating expenses	322	487	1,231	1,706
Total operating expenses	257,578	1,608,099	714,962	1,727,238
Operating loss	(52,804)	(1,594,886)	(149,340)	(1,686,922)
Interest income, net	1,177	623	3,502	838
(Loss) gain from change in fair value of warrant liability	(214)	428	(857)	13,139
Other income, net	379	696	33	607
Loss before income taxes	(51,462)	(1,593,139)	(146,662)	(1,672,338)
Income tax benefit (expense)	(231)	606	(401)	8,844
Net loss	$(51,693)	$(1,592,533)	$(147,063)	$(1,663,494)
Less: Net loss attributable to noncontrolling interest	(34,418)	(1,124,416)	(98,964)	(1,654,650)
Net loss attributable to Bakkt Holdings, Inc.	(17,275)	(468,117)	(48,099)	(8,844)

Net loss per share attributable to Class A common stockholders.
Basic	$(0.19)	$(6.11)	$(0.55)	$(7.00)
Diluted	$(0.19)	$(6.11)	$(0.55)	$(7.00)
Three Months Ended September 30, 2023 compared to Three Months Ended September 30, 2022
Financial Summary
The three months ended September 30, 2023 included the following notable items relative to the three months ended September 30, 2022:
•Revenue increased $191.6 million primarily driven by a significant increase in crypto trading revenue due to our acquisition of Bakkt Crypto; and
•Operating expenses decreased $1,350.5 million primarily driven by goodwill and intangible assets impairments recorded in the prior year, partially offset by increased crypto trading costs in connection with our acquisition of Bakkt Crypto.

Revenue

($ in thousands)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	$ Change	% Change
Total revenues	$204,774	$13,213	$191,561	n/m
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
Our loyalty revenue has seasonality and is typically higher in the fourth quarter, driven by holiday spending and the booking of travel. Revenue generated from our crypto services had been immaterial prior to our acquisition of Bakkt Crypto; however, revenue from crypto services is now a significant driver of our business, and we expect crypto revenue to increase as we grow our client base and our customers. As a result of our acquisition of Bakkt Crypto, we expect loyalty revenue, which has been the source of substantially all of our revenue historically, to be a smaller percentage of overall revenue in the future as the revenue from our crypto product and service offerings grows.
Revenues increased by $191.6 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was comprised of $191.6 million of increased transaction revenue, while subscription and service revenue was relatively consistent year over year. The increase in transaction revenue was primarily driven by increased crypto trading volume due to our acquisition of Bakkt Crypto.
Operating Expenses
Operating expenses consist of crypto costs, execution, clearing and brokerage fees, compensation and benefits, professional services, technology and communication expenses, selling, general and administrative expenses, acquisition-related expenses, depreciation and amortization, goodwill and intangible assets impairments, related party expenses, restructuring expenses, and other operating expenses. Expenses generated by our crypto services had been immaterial prior to our acquisition of Bakkt Crypto; however, crypto costs are now significant expenses, and we expect those expenses to increase as crypto revenues also increase.
Crypto Costs

($ in thousands)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	$ Change	% Change
Crypto costs	$189,428	$353	$189,075	n/m
Crypto costs represent the gross value of crypto sold by our customers on our platform. These costs are measured at the executed price at the time of the trade. Crypto costs increased by $189.1 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase reflects increased volume driven by our acquisition of Bakkt Crypto.

Execution, Clearing and Brokerage Fees

($ in thousands)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	$ Change	% Change
Execution, clearing and brokerage fees	$697	$—	$697	n/m
Execution, clearing and brokerage fees primarily represent payments to clients in exchange for driving order flow to our platform. Execution, clearing and brokerage fees were $0.7 million during the three months ended September 30, 2023. The increase reflects increased volume driven by our acquisition of Bakkt Crypto.

Compensation and Benefits

($ in thousands)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	$ Change	% Change
Compensation and Benefits	$24,608	$37,800	$(13,192)	(34.9%)
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
Our headcount decreased year over year as we undertook restructuring actions and right sized our expense base to meet current market demand. We expect to limit future hiring and further optimize our headcount as development projects on our platforms complete. Accordingly, we expect that our compensation and expenses will decrease as a percentage of our revenue over time. Compensation and benefits decreased by $13.2 million, or 34.9%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily due to a decreases of $6.7 million in non-cash compensation and incentive bonuses, $3.5 million in contract labor, net of capitalized software development, $2.1 million in salaries and wages and $0.7 million of recruiting fees.
Professional Services

($ in thousands)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	$ Change	% Change
Professional Services	$1,962	$2,707	$(745)	(27.5%)
Professional services expense includes fees for accounting, legal and regulatory fees. Professional services decreased by $0.7 million, or 27.5%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily due to decreases of $0.6 million in audit and tax fees and $0.7 in other professional fees, partially offset by an increase of $0.6 million in legal fees.
Technology and Communication

($ in thousands)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	$ Change	% Change
Technology and Communication	$5,536	$4,137	$1,399	33.8%
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
Technology and communications expense also includes fees paid for access to external market data and associated licensing costs, which may be impacted by growth in electronic contract volume, our capacity requirements, changes in the number of telecommunications hubs, and connections with customers to access our electronic platforms directly. Technology and communications expense increased by $1.4 million, or 33.8%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was primarily due to an increase of $1.5 million in hardware and software license fees. We expect these costs to decline in the future as we optimize our operational footprint.
Selling, General and Administrative

($ in thousands)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	$ Change	% Change
Selling, General and Administrative	$7,447	$7,792	$(345)	(4.4%)
Selling, general and administrative expenses include marketing, advertising, business insurance, rent and occupancy, bank service charges, dues and subscriptions, travel and entertainment, rent and occupancy, and other general and administrative costs. Our marketing activities primarily consist of web-based promotional campaigns, promotional activities with clients, conferences and user events, and brand-building activities. Selling, general and administrative expenses do not include any headcount cost, which is reflected in the compensation and benefits financial statement line item. We expect these costs will decrease as a percentage of our revenue in future years as we gain improved operating leverage from our projected revenue growth and exercise prudent expense management.
Selling, general and administrative costs decreased by $0.3 million, or 4.4%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily due to a $1.0 million reduction of marketing expenses, partially offset by increases of $0.3 million in insurance costs, $0.2 million of dues and subscriptions and $0.2 million in occupancy costs. In 2022, the majority of marketing expenses were web-based promotional campaigns associated with our direct to consumer app, which we retired in the first quarter of 2023. We expect marketing efforts going forward to reflect our B2B2C focus and we will scale investments up or down depending on market conditions and opportunities.
Acquisition-related Expenses

($ in thousands)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	$ Change	% Change
Acquisition-related expenses	$(739)	$454	$(1,193)	n/m
Acquisition-related expenses decreased by $1.2 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Acquisition-related expenses for the three months ended September 30, 2023 included a $1.5 million reversal of accrued investment banking fees and an adjustment to the contingent consideration, both related to the acquisition of Bakkt Crypto. The amount and timing of acquisition-related expenses varies across periods based on potential transaction activities.
Depreciation and Amortization

($ in thousands)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	$ Change	% Change
Depreciation and amortization	$3,959	$6,391	$(2,432)	(38.1%)

Depreciation and amortization expense consists of amortization of intangible assets from business acquisitions, internally developed software and depreciation of purchased software and computer and office equipment over their estimated useful lives. Intangible assets subject to amortization consist primarily of acquired technology and client relationships from the VIH Business Combination and acquisition of Bakkt Crypto. Depreciation and amortization decreased by $2.4 million, or 38.1%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease was primarily due to lower net book values of intangible assets after impairments were recognized in 2022.
Related Party Expenses

($ in thousands)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	$ Change	% Change
Related party expenses	$1,033	$267	$766	286.9%
Related party expenses consist of fees for transition services agreements. Related party expenses increased by $0.8 million, or 286.9%, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase was due to fees associated with Bakkt Crypto's transition services agreement, as well as incremental fees associated with ICE's transition services agreement.
Goodwill and Intangible Assets Impairments

($ in thousands)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	$ Change	% Change
Goodwill and intangible assets impairments	$23,325	$1,547,711	$(1,524,386)	n/m
We recorded impairments of intangible assets of $23.3 million during the three months ended September 30, 2022. We did not record any impairment of goodwill during the three months ended September 30, 2023. We identified a triggering event as of September 30, 2023 due to the sustained decline in our market capitalization as of September 30, 2023 and failure to achieve our projected growth. As such, we performed the quantitative test to compare the fair value to the carrying amount for our reporting unit and indefinite-lived intangible assets. We concluded in the quantitative assessment that the fair value of our loyalty-related customer relationships and developed technology and our trademark/trade name indefinite-lived intangible asset fell below their carrying values as of September 30, 2023 and recorded impairments of $16.6 million, $3.1 million and $3.7 million, respectively. No impairment of the recently acquired Apex Crypto customer-relationships or developed technology was required. Refer to Note 5 in our unaudited consolidated financial statements included in this Report on Form 10-Q for further information. Impairment of our remaining goodwill, intangible or long-lived assets may be necessary in the future. The recoverability of our goodwill is sensitive to our stock price, execution risk associated with our international expansion, on-boarding of additional partners for our crypto services and discount rates associated with such assessments.
We recorded impairments of goodwill and other intangible assets of $1,547.7 million during the three months ended September 30, 2022. We identified a triggering event as of September 30, 2022 due to a delay in partner activations of our crypto products and a decline in our stock price. As such, we performed the quantitative test to compare the fair value to the carrying amount for our reporting unit and indefinite-lived intangible assets. We concluded the carrying amount of our single reporting unit exceeded its fair value and, as such, recorded an $1,389.9 million impairment of goodwill and an aggregate $157.8 million impairment of our indefinite-lived intangible assets. Refer to Note 5 in our unaudited consolidated financial statements included in this Report on Form 10-Q for further information.
(Loss) Gain from Change in Fair Value of Warrant Liability

($ in thousands)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	$ Change	% Change
(Loss) gain from change in fair value of warrant liability	$(214)	$428	$(642)	n/m
We recorded a loss of $0.2 million during the three months ended September 30, 2023 for the change in fair value on the revaluation of our warrant liability associated with our public warrants. We recorded a gain of $0.4 million during the three months ended September 30, 2022 for the change in fair value on the revaluation of our warrant liability associated with our public warrants. These are non-cash losses and gains and are driven by fluctuations in the market price of our public warrants.
Other Income, net

($ in thousands)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	$ Change	% Change
Other income, net	$379	$696	$(317)	(45.5%)
Other income, net primarily consists of non-operating gains and losses. During the three months ended September 30, 2023, we had income of $0.4 million primarily related to foreign currency translation. During the three months ended September 30, 2022, we recorded income of $0.7 million primarily related to foreign currency translation.
Income Tax (Expense) Benefit

($ in thousands)	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	$ Change	% Change
Income tax (expense) benefit	$(231)	$606	$(837)	(138.1%)
Income tax expense during the three months ended September 30, 2023 primarily consists of current state tax expense related to certain state jurisdictions wherein we are required to file income tax returns. Income tax benefit during the three months ended September 30, 2022 primarily consists of deferred tax benefit from net loss allocated to Bakkt Holdings, Inc. during the period.
Nine Months Ended September 30, 2023 compared to Nine Months Ended September 30, 2022
Financial Summary
The nine months ended September 30, 2023 included the following notable items relative to the nine months ended September 30, 2022:
•Revenue increased $525.3 million primarily driven by a significant increase in crypto trading revenue due to our acquisition of Bakkt Crypto; and
•Operating expenses decreased $1,012.2 million primarily driven by goodwill and intangible assets impairments recorded in the prior year, partially offset by increased crypto trading costs in connection with our acquisition of Bakkt Crypto.

Revenue

($ in thousands)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	$ Change	% Change
Total revenues	$565,622	$40,316	$525,306	n/m
Revenues increased by $525.3 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was comprised of $527.3 million of increased transaction revenue, offset by $2.0 million of decreased subscription and service revenue. The increase in transaction revenue was primarily driven by increased crypto trading volume due to our acquisition of Bakkt Crypto. The decrease in subscription and service revenue was related to reduced volume-based service revenues.
Operating Expenses
Operating expenses consist of crypto costs, execution, clearing and brokerage fees, compensation and benefits, professional services, technology and communication expenses, selling, general and administrative expenses, acquisition-related expenses, depreciation and amortization, goodwill and intangible assets impairments, related party expenses, restructuring expenses, and other operating expenses.
Crypto Costs

($ in thousands)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	$ Change	% Change
Crypto costs	$521,601	$1,352	$520,249	n/m
Crypto costs increased by $520.2 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase reflects increased volume driven by our acquisition of Bakkt Crypto.
Execution, Clearing and Brokerage Fees

($ in thousands)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	$ Change	% Change
Execution, clearing and brokerage fees	$2,902	$—	$2,902	n/m
Execution, clearing and brokerage fees were $2.9 million during the nine months ended September 30, 2023. The increase reflects increased volume driven by our acquisition of Bakkt Crypto.
Compensation and Benefits

($ in thousands)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	$ Change	% Change
Compensation and Benefits	$85,818	$107,135	$(21,317)	(19.9%)
Compensation and benefits decreased by $21.3 million, or 19.9%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily due to decreases of $17.7 million in non-cash compensation and incentive bonuses, $5.5 million in contract labor, net of capitalized software development and $2.1 million in recruiting fees, partially offset by an increase $5.2 million in salaries, wages and benefits primarily due to an increase in call center personnel needed to meet call center customer service level requirements.

Professional Services

($ in thousands)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	$ Change	% Change
Professional Services	$7,204	$9,291	$(2,087)	(22.5%)
Professional services decreased by $2.1 million, or 22.5%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily due to decreases of $0.9 million in audit and tax fees and $1.2 million in other professional fees.
Technology and Communication

($ in thousands)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	$ Change	% Change
Technology and Communication	$15,647	$12,659	$2,988	23.6%
Technology and communications expense increased by $3.0 million, or 23.6%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was primarily due to an increase of $3.0 million in hardware and software license fees.
Selling, General and Administrative

($ in thousands)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	$ Change	% Change
Selling, General and Administrative	$21,722	$26,995	$(5,273)	(19.5%)
Selling, general and administrative costs decreased by $5.3 million, or 19.5%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily due to a $6.9 million reduction of marketing expenses, partially offset by increases of $1.1 million in occupancy costs and $0.4 million in business insurance costs.
Acquisition-related Expenses

($ in thousands)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	$ Change	% Change
Acquisition-related expenses	$17,053	$1,148	$15,905	n/m
Acquisition-related expenses increased by $15.9 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Acquisition-related expenses for the three months ended September 30, 2023 primarily consist of changes in the fair value of the contingent consideration associated with the acquisition of Bakkt Crypto and fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms related to the acquisitions of Bakkt Crypto and Bakkt Brokerage. The amount and timing of acquisition-related expenses is expected to vary across periods based on potential transaction activities.
Depreciation and Amortization

($ in thousands)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	$ Change	% Change
Depreciation and amortization	$10,843	$18,340	$(7,497)	(40.9%)

Depreciation and amortization decreased by $7.5 million, or 40.9%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The decrease was primarily due to lower net book values of intangible assets after impairments were recorded in 2022.
Related Party Expenses

($ in thousands)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	$ Change	% Change
Related party expenses	$3,145	$901	$2,244	249.1%
Related party expenses increased by $2.2 million, or 249.1%, for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. The increase was due to fees associated with Bakkt Crypto's transition services agreement, as well as higher fees associated with ICE's transition services agreement.
Goodwill and Intangible Assets Impairments

($ in thousands)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	$ Change	% Change
Goodwill and intangible assets impairments	$23,325	$1,547,711	$(1,524,386)	n/m
We recorded impairments of intangible assets of $23.3 million during the nine months ended September 30, 2023. We did not record any impairment of goodwill during the nine months ended September 30, 2023. We recorded impairments of goodwill and other intangible assets of $1,547.7 million during the nine months ended September 30, 2022. Refer to Note 5 in our unaudited consolidated financial statements included in this Report on Form 10-Q for further information. Impairment of our remaining goodwill, intangible or long-lived assets may be necessary in the future.
Restructuring Expenses

($ in thousands)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	$ Change	% Change
Restructuring expenses	$4,471	$—	$4,471	n/m
Restructuring expenses of $4.5 million during the nine months ended September 30, 2023 consist of severance costs and accelerated vesting of non-cash compensation as part of our business simplification initiatives to focus on capabilities with strong product market fit and scalability.
(Loss) Gain from Change in Fair Value of Warrant Liability

($ in thousands)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	$ Change	% Change
(Loss) gain from change in fair value of warrant liability	$(857)	$13,139	$(13,996)	n/m
We recorded a loss of $0.9 million during the nine months ended September 30, 2023 for the change in fair value on the revaluation of our warrant liability associated with our public warrants. We recorded a gain of $13.1 million during the nine months ended September 30, 2022 for the change in fair value on the revaluation of our warrant liability associated with our public warrants.

Other Income, net

($ in thousands)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	$ Change	% Change
Other income, net	$33	$607	$(574)	(94.6%)
Other income, net primarily consists of non-operating gains and losses. During the nine months ended September 30, 2023, we recorded income of less than $0.1 million primarily related to foreign currency translation. During the nine months ended September 30, 2022, we recorded income of $0.6 million primarily related to foreign currency translation.
Income Tax (Expense) Benefit

($ in thousands)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022	$ Change	% Change
Income tax (expense) benefit	$(401)	$8,238	$(8,639)	n/m
Income tax expense during the nine months ended September 30, 2023 primarily consists of current state tax expense related to certain state jurisdictions wherein we are required to file income tax returns and an increase to our valuation allowance related to the goodwill recognized from the acquisition of Bakkt Crypto. Income tax benefit during the nine months ended September 30, 2022 primarily consists of deferred tax benefit from net loss allocated to Bakkt Holdings, Inc. during the period.
Liquidity and Capital Resources
As of September 30, 2023, we had $68.2 million and $28.3 million of cash and cash equivalents and restricted cash, respectively. Additionally, as of September 30, 2023, we had $22.7 million of available-for-sale debt securities that mature over the next 3 months. Cash and cash equivalents consist of cash deposits at banks and money market funds. Restricted cash is held to satisfy certain minimum capital requirements pursuant to regulatory requirements, or as collateral for insurance contracts.
We intend to use our unrestricted cash and proceeds from maturity of available-for-sale debt securities to (i) activate new crypto clients, (ii) maintain our research and product development efforts, and (iii) optimize our technology infrastructure and operational support. We expect to leverage the team we have built to date as well as our Bakkt Crypto acquisition to execute our growth strategy. We are undertaking further strategic analysis of our headcount and expense base and will take action to right-size both in 2023 and 2024. We expect that we will be able to reduce the amount of cash that is restricted associated with regulatory capital and insurance requirements through the integration of Bakkt Crypto. Excluding the cash purchase price to acquire Bakkt Crypto, we expect our cash usage in 2023 to decline from 2022 levels driven by the combined impact of increased revenue and expense reductions related to the completion of large-dollar investments in 2022 and benefits from restructuring actions. In addition, we may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies or intellectual property rights. However, we have no agreements or commitments with respect to any such acquisitions or investments at this time. Our expected uses of available funds are based upon our present plans, objectives and business condition.
Our future cash requirements will depend on many factors, including our revenue growth rate, the timing and extent of overhead, sales and marketing expenditures to support projected growth, our ability to limit our software development investments to features and functionality with a clear line of sight to revenue generation. We made substantial investments in our platforms in 2022, which enables us to simplify our organization and focus on the core capabilities that are critical to our strategy.

Our losses and projected cash needs, combined with our current liquidity level, initially raised substantial doubt about our ability to continue as a going concern. Management’s plan to improve our liquidity and mitigate the substantial doubt includes integrating our regulated entities to reduce regulatory capital and insurance requirements. We expect these actions will increase available cash by approximately $11.5 million. Additionally, we have been executing a strategic plan to optimize our capital allocation and expense base since the fourth quarter of 2022. Management's plans over the next twelve months include the further reduction of cash expenses through continued alignment of headcount and vendor spend, and further reductions in our non-essential operating footprint.
Management believes the expected impact on our liquidity and cash flows resulting from the entity integration and the operational initiatives outlined above are probable of occurring, sufficient to enable us to meet our obligations for at least twelve months from the date the financial statements are issued and alleviate the conditions that initially raised substantial doubt about our ability to continue as a going concern. Depending on the foregoing and other factors that may affect our business in the future, we may be required to seek additional capital contributions or debt financing in the future. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us or at all.
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net cash used in operating activities	$(53,891)	$(93,905)
Net cash provided by (used in) investing activities	$65,710	$(136,578)
Net cash (used in) provided by financing activities	$(2,502)	$3
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
Net cash flows used in operating activities of $53.9 million for the nine months ended September 30, 2023 was primarily related to our net loss of $147.1 million, offset by net cash inflows resulting from changes in our operating assets and liabilities of $40.2 million and non-cash charges of $53.0 million. Net cash inflows from changes in our operating assets and liabilities for the nine months ended September 30, 2023 resulted primarily from a $24.8 million increase in customer funds, a non-recurring return of a $15.2 million deposit with ICE Clear US, Inc., a decrease in prepaid insurance of $10.8 million and a decrease in accounts receivable of $3.6 million, partially offset by a decrease of accounts payable and accrued liabilities of $17.6 million. The non-cash charges primarily consisted of intangible assets impairments of $23.3 million, share-based compensation of $14.3 million and depreciation and amortization of $10.8 million.
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

Investing Activities
Net cash flows provided by investing activities of $65.7 million for the nine months ended September 30, 2023 consisted of the receipt of $163.2 million of proceeds from the sale of available-for-sale securities, partially offset by the purchase of $44.6 million of available-for-sale debt securities, $7.9 million of capitalized costs of internally developed software for our technology platforms, $44.3 million net cash used to acquire Bakkt Crypto and $0.6 million cash used to acquire Bakkt Brokerage.
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
Financing Activities
Net cash flows used in financing activities of $2.5 million during the nine months ended September 30, 2023 resulted from the repurchase and retirement of Class A common stock that was withheld from vested RSUs/PSUs.
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
The TRA provides for the payment by us to exchanging holders of Bakkt Common Units of 85% of certain net income tax benefits, if any, that we realize (or in certain cases is deemed to realize) as a result of these increases in tax basis related to entering into the TRA, including tax benefits attributable to payments under the TRA. This payment obligation is an obligation of the Company and not of Bakkt. For purposes of the TRA, the cash tax savings in income tax will be computed by comparing our actual income tax liability (calculated with certain assumptions) to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the assets of Bakkt as a result of Bakkt having an election in effect under Section 754 of the Code for each taxable year in which an exchange of Bakkt Common Units for Class A common stock occurs and had we not entered into the TRA. Such change will be calculated under the TRA without regard to any transfers of Bakkt Common Units or distributions with respect to such Bakkt Common Units before the exchange under the Exchange Agreement to which Section 743(b) or 734(b) of the Code applies. As of September 30, 2023, 22,704,377 Opco common units were exchanged for Class A common stock. Based on the Company's history of taxable losses, the Company has concluded that it is not probable to expect cash tax payments in the foreseeable future and as such, no value has been recorded under the TRA.

Contractual Obligations and Commitments
The following is a summary of our significant contractual obligations and commitments as of September 30, 2023 (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Purchase obligations(1)	$4,050	$19,100	$—	$—	$23,150
Future minimum operating lease payments(2)	4,963	10,046	7,496	11,673	34,178
Total contractual obligations	$9,013	$29,146	$7,496	$11,673	$57,328
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
The following table presents a reconciliation of net loss, the most directly comparable GAAP operating performance measure, to our Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Net loss	$(51,749)	$(1,592,548)	$(147,119)	$(1,663,509)
Depreciation and amortization	3,959	6,391	10,843	18,340
Interest income, net	(1,177)	(623)	(3,502)	(838)
Income tax expense (benefit)	231	(606)	401	(8,844)
EBITDA	(48,736)	(1,587,386)	(139,377)	(1,654,851)
Acquisition-related expenses	(739)	454	17,053	1,148
Share-based and unit-based compensation expense	3,297	8,776	15,584	29,185
Cancellation of common units	(13)	(110)	(13)	(185)
Loss (gain) from change in fair value of warrant liability	214	(428)	857	(13,139)
Goodwill and intangible assets impairments	23,325	1,547,711	23,325	1,547,711
Impairment of long-lived assets	56	15	56	15
Restructuring expenses	—	—	4,471	—
Transition services expense	1,033	267	3,145	901
Adjusted EBITDA loss	$(21,563)	$(30,701)	$(74,899)	$(89,215)
Adjusted EBITDA loss for the three months ended September 30, 2023 decreased by $9.1 million or 29.8% as compared to the three months ended September 30, 2022. The decreased loss was primarily due to decreases of $6.2 million in contract labor and $2.1 million in salaries and wages.
Adjusted EBITDA loss for the nine months ended September 30, 2023 decreased by $14.3 million or 16.0% as compared to the nine months ended September 30, 2022. The decreased loss was primarily due to a decrease of $13.7 million in contract labor.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP, which requires us to make estimates and apply judgments that affect the reported amounts. In our notes to the audited consolidated financial statements, we describe the significant accounting policies used in preparing the consolidated financial statements. Our management has discussed the development, selection, and disclosure of our critical accounting policies and estimates with the Audit Committee of our Board of Directors. For further information about our critical accounting policies and estimates, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K. There have been no material changes to our critical accounting policies and estimates since our Form 10-K, except for those mentioned in conjunction with our liquidity and capital resources or our acquisition of Bakkt Crypto in Note 2, or the intangible assets impairments in Note 5 of the unaudited consolidated financial statements included in this Report.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our audited consolidated financial statements and accompanying notes. We base our estimates and assumptions on various judgments that we believe to be reasonable under the circumstances. The significant estimates and assumptions that affect the financial statements may include, but are not limited to, going concern, those that are related to income tax valuation allowances, useful lives of intangible assets and property, equipment and software, fair value of financial assets and liabilities, determining provision for doubtful accounts, valuation of acquired tangible and intangible assets, the impairment of intangible assets and goodwill, and fair market value of Bakkt common units, incentive units and participation units. Actual results and outcomes may differ from management's estimates and assumptions and such differences may be material to our consolidated financial statements.
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

Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Except as described below, there were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In April 2023, we acquired Apex Crypto and are in the process of integrating the acquired business into our overall internal control over financial reporting process. Such acquisition exceeded 50% significance under the significance tests set forth in Item 3-05 of Regulation S-X. As permitted under applicable regulations, we have excluded Apex Crypto from our assessment of internal control over financial reporting.

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
We have been, and expect to continue to be, required to apply for and maintain various licenses, certifications and regulatory approvals in jurisdictions where we provide our services, including due to changes in applicable laws and regulations or the interpretation of such laws and regulations. There can be no assurance that we will elect to pursue, or be able to obtain, any such licenses, certifications and approvals. In addition, there are substantial costs and potential product changes involved in maintaining and renewing such licenses, certifications and approvals. For instance, in the United States, each of Bakkt Marketplace and Bakkt Crypto has obtained licenses to operate as a money transmitter (or its equivalent) in the states where it operates and where such licenses are required, as well as in the District of Columbia and Puerto Rico, and as a virtual currency business with the State of New York. In these capacities, each of Bakkt Marketplace and Bakkt Crypto is subject to reporting requirements, restrictions with respect to the investment of consumer funds, bonding requirements and inspection by state regulatory agencies.
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
–The CFTC staff has publicly taken the position that certain crypto assets are commodities, and as such, exchange-traded derivatives involving bitcoin are subject to the CFTC’s jurisdiction and enforcement powers. This has been reflected in certain CFTC enforcement actions, including those against Coinflip, Inc. and certain informal CFTC guidance, such as the LabCFTC’s Primer on Virtual Currencies.
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
–Certain state regulators, such as NYDFS, have created or are in the process of creating new regulatory frameworks with respect to crypto. For example, in 2015, the State of New York adopted the “BitLicense,” the first U.S. regulatory framework for licensing participants in crypto business activity. Each of Bakkt Marketplace and Bakkt Crypto currently operates under a BitLicense. On January 25, 2023, NYDFS released guidance regarding crypto custody practices, providing that a “virtual currency entity custodian” must: (1) separately account for and segregate customer assets from proprietary assets, (2) take possession of customer assets only for the limited purpose of carrying out custody and safekeeping services, (3) request approval before implementing any sub-custody arrangements, and (4) provide adequate disclosure to customers. In addition, Louisiana has adopted a virtual currency regulation, effective as of January 1, 2023, which requires operators of virtual currency businesses to obtain a virtual currency license in order to conduct business in Louisiana, and as such, we are in the process of applying for this license. Other states, such as Texas, have published guidance on how their existing regulatory regimes governing money transmitters apply to virtual currencies. Some states, such as New Hampshire, North Carolina and Washington, have amended their state’s statutes to clarify the treatment of virtual currencies within existing licensing regimes, while others have interpreted their existing statutes as requiring a money transmitter license to conduct certain virtual currency business activities.
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

Our securities are currently listed on NYSE. However, we cannot assure you that we will be able to meet the NYSE’s continued listing requirements for our common stock or our warrants in the future. For example, as of November 13, 2023, our stock price had closed below $1.00 for the preceding nine consecutive trading days and, if it does not increase, we may receive a written notification from the NYSE that we are not in compliance with the continued listing standard set forth in Section 802.01C of the NYSE Listed Company Manual, which requires that the closing price of our Class A Common Stock is not less than an average of $1.00 per share over a consecutive 30 trading-day period. While the NYSE rules generally provide for a six-month period to return to compliance following delivery of a noncompliance notice including by taking an action that will require approval of our shareholders, there can be no assurances that we will be able to achieve compliance with the minimum bid price requirements or any other listing requirements during such period, or at all.

If the NYSE delists our securities from trading on its exchange and we are not able to list its securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

• a limited availability of market quotations for our securities;

• reduced liquidity for our securities;

• determination that our Class A Common Stock is a “penny stock,” which will require brokers trading in the common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

• a limited amount of news and analyst coverage; and

• a decreased ability to issue additional securities or obtain additional financing in the future.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Amendment No. 1 To Membership Interest Purchase Agreement, dated as of March 30, 2023, by and among the Company, Bakkt Marketplace, Apex Fintech Solutions Inc. and Apex Crypto, LLC.	8-K	001-39544	2.2	April 3, 2023

3.1	Certificate of Incorporation of the Company, as currently in effect	8-K	001-39544	3.1	October 21, 2021

3.2	By-laws of the Company, as currently in effect	8-K	001-39544	3.2	October 21, 2021

4.1	Amendment Agreement by and between Bakkt Holdings, Inc., Apex Fintech Solutions Inc. and PEAK6 Investments LLC	10-Q	001-39544	4.2	August 10, 2023

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Bakkt Holdings, Inc.

Date: November 14, 2023	By:	/s/ Gavin Michael
Gavin Michael
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 14, 2023	By:	/s/ Karen Alexander
Karen Alexander
Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2023	By:	/s/ Chip Goodroe
Chip Goodroe
Chief Accounting Officer (Principal Accounting Officer)