Form 10-Q/A
period 2023-09-30
Bakkt Holdings, Inc.
filed 2024-02-08
CIK 1820302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 2)

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

EXPLANATORY NOTE

Bakkt Holdings, Inc. (Bakkt,” “we,” “us,” “our,” or the “Company”) is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2023 (this “Amended Form 10-Q” or “10-Q/A”), as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 14, 2023 (the “Original Form 10-Q”).

The final paragraph of the explanatory note of Amendment 1 to the Original Form 10-Q inadvertently omitted certain context around our going concern risk factor, which paragraph has been corrected and revised as below.

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

The purpose of this Amended Form 10-Q is to (i) amend and restate the disclosure in Part II, Item 1A “Risk Factors” to provide further updates to certain risks resulting from changes to the Company’s business following its acquisition (the “Bakkt Crypto Acquisition”) of Bakkt Crypto Solutions, LLC (“Bakkt Crypto”), formerly Apex Crypto LLC (“Apex Crypto”), and to add a risk factor related to our ability to continue as a going concern as we have subsequently deemed there to be substantial doubt regarding our ability to continue as a going concern 12 months following the date of this Amended Form 10-Q without raising capital, and (ii) amend and restate Part II, Item 5, which provides an update to the Company’s business activities following the Bakkt Crypto Acquisition. Part II, Item 6 “Exhibits” has also been amended and restated to include currently dated certifications of the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. The certifications are attached to this Amended Form 10-Q as Exhibits 31.1, 31.2, 32.1 and 32.2.

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