Form 10-Q/A
period 2023-09-30
Bakkt Holdings, Inc.
filed 2024-02-14
CIK 1820302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 3)

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

EXPLANATORY NOTE

Bakkt Holdings, Inc. (Bakkt,” “we,” “us,” “our,” or the “Company”) is filing this Amendment No. 3 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2023 (this “Amended Form 10-Q” or “10-Q/A”), as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 14, 2023 (the “Original Form 10-Q”). As noted below, the disclosure updates to the Original Form 10-Q included in Part II, Item 1A and Item 5 in Amendments No. 1 and 2 are restated, except as otherwise noted below, in this Amendment No. 3 for completeness.
This Amended Form 10-Q is presented as of the filing date of the Original Form 10-Q and does not (i) reflect events occurring after that date, except with respect to the information regarding our ability to continue as a going concern and certain business updates, each as noted below, or (ii) modify or update disclosures in any way other than as required to reflect the amendment and restatement as described below. Accordingly, this Amended Form 10-Q should be read in conjunction with the Original Form 10-Q and our filings with the SEC subsequent to the date on which we filed the Original Form 10-Q.
The purpose of this Amended Form 10-Q is to (i) revise the disclosure in Note 20 “Subsequent Events” in Part I, Item 1, Notes to Unaudited Consolidated Financial Statements to include updates related to events subsequent to the filing of the Original Form 10-Q related to our ability to continue as a going concern, (ii) update the risk factor in Part II, Item 1A “Risk Factors” that was filed with prior amendments to the Original Form 10-Q related to our ability to continue as a going concern, as we have subsequently deemed there to be substantial doubt regarding our ability to continue as a going concern 12 months following the date of this Amended Form 10-Q without raising capital, (iii) restate the other disclosure included in Part II, Item 1A “Risk Factors” of Amendments No. 1 and 2 to the Original Form 10-Q, which amended and restated Part II, Item 1A “Risk Factors” to provide further updates to certain risks resulting from changes to the Company’s business following its acquisition (the “Bakkt Crypto Acquisition”) of Bakkt Crypto Solutions, LLC (“Bakkt Crypto”), formerly Apex Crypto LLC (“Apex Crypto”), and (iv) restate the disclosure included in Part II, Item 5 of Amendments No. 1 and 2 to the Original Form 10-Q, which amended and restated Part II, Item 5 to provide an update to the Company’s business activities following the Bakkt Crypto Acquisition. Part II, Item 6 “Exhibits” has also been amended and restated to include currently dated certifications of the Company’s principal executive officer and principal financial officer as required by Sections 302 and 906 of the Sarbanes Oxley Act of 2002. The certifications are attached to this Amended Form 10-Q as Exhibits 31.1, 31.2, 32.1 and 32.2.

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
This Amended Form 10-Q contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. You can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would,” the negative of such terms, and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to our business. Forward-looking statements in this Amended Form 10-Q may include, for example, statements about:
▪our future financial performance;
▪changes in the market for our products and services;
▪the expected impacts from the Bakkt Crypto Acquisition; and
▪expansion plans and opportunities. including our plans to expand to international markets.
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
20.Subsequent Events
Subsequent to the filing of the Original Form 10-Q, and in connection with the filing of this Amended Form 10-Q, we evaluated our ability to continue as a going concern using the information available to us as of the date of this filing.
We have incurred net losses and consumed cashflow from operations since our inception and incurred losses and consumed cash through the date of this filing in excess of our budgets, due to increased cash utilization in operations and lower realization of actual revenues. We have historically relied on our existing cash and available-for-sale securities portfolio to fund operations. We do not have any long-term debt to service but have commitments under long-term cloud computing, lease and marketing contracts. We expect to continue to incur losses and consume cash for the foreseeable future, which has raised substantial doubt about our ability to continue as a going concern.
We do not believe that our cash, short-term securities, and restricted cash are sufficient to fund our operations for the next 12 months, without raising additional capital in the near future. We have been executing a strategic plan to optimize our capital allocation and expense base since the fourth quarter of 2022, which has reduced our annual cash expenses year over year and which we expect will continue to reduce our cash expenses in 2024. We are also planning to integrate our regulated entities to reduce regulatory capital and insurance requirements. However, it is critical to our plan to mitigate our cash burn that we significantly expand our revenue base to be able to generate a sustainable operating profit. There is significant uncertainty associated with our expansion to new markets and the growth of our revenue base given the uncertain and rapidly evolving environment associated with crypto assets. Accordingly, we cannot conclude that it is probable we will be able to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit to continue doing business, and, as a result, we have concluded these plans do not alleviate substantial doubt about our ability to continue as a going concern. We are seeking additional financing and evaluating financing alternatives in order to meet our cash requirements for the next 12 months. We cannot be certain that raising additional capital, whether through selling additional equity or debt securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us.

PART II—OTHER INFORMATION
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
Subsequent to the filing of the Original Form 10-Q and in connection with the filing of this Amended Form 10-Q we have determined that we do not believe that our cash and restricted cash are sufficient to fund our operations for the 12 months following the date of this Amended Form 10-Q. Specifically, as of January 31, 2024, the Company had approximately $50.0 million of cash and cash equivalents that was not restricted and approximately $8.2 million in available-for-sale securities. We intend to use our unrestricted cash and proceeds from maturity of available-for-sale debt securities to (i) fund our day-to-day operations, including regulatory capital, compensating balance arrangements and other similar commitments which may be subject to change, (ii) activate new crypto clients, (iii)maintain our product development efforts, and (iv) optimize our technology infrastructure. Our cash and proceeds from the maturity of available-for-sale debt securities as of the date of the filing of this Amended Form 10-Q are estimated to fund our operations into the second or third quarter of 2024, depending on the results from our ongoing negotiations of requests for increased cash collateral or revised credit terms with certain of our providers.
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
As a result, we have experienced and may continue to experience additional impacts to our business as a result of our partners and customers concern regarding our ability to continue as a going concern. For example, since the filing of Amendment No. 2 to the Original Form 10-Q, (i) one of our partners has closed out of all customer positions, (ii) we have received inquiries from partners and prospective partners about the financial position of the Company, (iii) certain of our surety bond providers have requested additional collateral, (iv) our purchasing card provider has requested an additional collateral pledge of between $8 million and 13 million, depending on the amount of the purchasing limit thereunder, and (v) certain of our liquidity providers have requested updated payment arrangements. There can be no assurance that we will not experience additional adverse impacts to our business, including additional or accelerated account closures, loss of future potential business, and additional demands for cash or collateral, which, individually or in the aggregate may further impair our business and exacerbate our going concerns.
As we are currently unable to generate sustainable operating profit and sufficient cash flows, we have determined that our future success will depend on our ability to raise sufficient additional capital. We are seeking additional financing and evaluating financing alternatives in order to meet our cash requirements for the next 12 months. We cannot be certain that raising additional capital, whether through selling additional equity or debt securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current stockholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current platform expansion programs, cut operating costs, forego future development and other opportunities or even terminate our operations. In addition, even if we are able to mitigate or alleviate our going concern status, we may be unable to recover with investors, partners and customers due to the adverse reputational effects.
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

Bakkt Holdings, Inc.

Date: February 14, 2024	By:	/s/ Gavin Michael
Gavin Michael
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: February 14, 2024	By:	/s/ Karen Alexander
Karen Alexander
Chief Financial Officer (Principal Financial Officer)

Date: February 14, 2024	By:	/s/ Chip Goodroe
Chip Goodroe
Chief Accounting Officer (Principal Accounting Officer)