Form 10-K
period 2023-12-31
Bakkt Holdings, Inc.
filed 2024-03-25
CIK 1820302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-K
____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2023 was approximately $107.5 million. Shares of the registrant’s Class A Common Stock and shares of the registrant’s Class V Common Stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of March 18, 2024, there were 141,798,069 shares of the registrant’s Class A common stock, 179,883,479 shares of Class V common stock, and 7,140,808 public warrants issued and outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement relating to the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2023.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Unless the context otherwise requires, all references to “Bakkt,” “we,” “us,” “our,” or the “Company” in this Annual Report on Form 10-K (this “Report”) refer to Bakkt Holdings, Inc. and its subsidiaries.
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
•the expected benefits we will realize from our acquisition of Apex Crypto LLC, which we have since renamed Bakkt Crypto Solutions, LLC (“Bakkt Crypto”);
•us closing the remaining portion of our February 2024 financings on the timeline expected or at all; and
•expansion plans and opportunities, including our plans to expand to international markets.
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
•our ability to continue as a going concern;
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

PART I
Item 1. Business
Overview
In this section and elsewhere in this Annual Report on Form 10-K, we use the following terms, which are defined as follows:
•“Client” means businesses with whom we contract to provide services to customers on our platform, and includes financial institutions, hedge funds, merchants, retailers, third party partners, and other businesses (except in the accompanying notes to the consolidated financial statements, where we refer to revenue earned from customers, instead of clients. The term customers is in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers.).
•“Crypto” or “Crypto asset” means an asset that is built using blockchain technology, including virtual currencies (as used in the State of New York), coins, cryptocurrencies, stablecoins, and other tokens. Our platform enables transactions in certain supported crypto assets. For purposes of this Form 10-K, we use crypto assets, virtual currency, coins, and tokens interchangeably.
•“Customer” means an individual user of our platform. Customers include customers of our loyalty clients who use our platform to transact in loyalty points, as well as customers of our clients who transact in crypto through, and have accounts on, our platform (except as defined for ASC 606 purposes above).
•“Loyalty points” means loyalty and/or reward points that are issued by clients to their customers.
Founded in 2018, Bakkt builds technology that enables our clients to deliver new opportunities to their customers through Software as a Service (“SaaS”) and Application Programming interface (“API”) solutions that unlock crypto and drive loyalty, powering engagement and performance. The global market for crypto, while nascent, is rapidly evolving and expanding. We believe we are well-positioned to provide innovative, multi-faceted product solutions and grow with this evolving market. Our platform is well positioned to power commerce by enabling businesses, institutions, and consumers, to better manage, transact with and monetize crypto.
Our platform is built to operate across various crypto assets and offers clients the flexibility to choose some or all of our capabilities, and the manner in which these capabilities are enabled for consumers, based on their needs and objectives. Some clients may choose to enable our capabilities directly in their experience, while others may want a “ready-to-go” storefront and leverage capabilities such as our web-based technology. Our institutional-grade platform, born out of our former parent company, Intercontinental Exchange, Inc. (“ICE”), supports “know your customer” (“KYC”) and anti-money laundering (“AML”) capabilities, and other anti-fraud measures to combat financial crime.
Our Corporate Structure
We operate primarily through the following entities:
Bakkt Marketplace: Bakkt Marketplace, LLC (“Bakkt Marketplace”) and Bakkt Crypto Solutions, LLC (“Bakkt Crypto”) - through these entities we operate integrated platforms that provide customers with the ability to buy, sell and store crypto in a simple, intuitive digital experience accessed via APIs or embedded web experience. Bakkt Marketplace holds a New York State virtual currency license (commonly referred to as a “BitLicense”), and money transmitter licenses from all states throughout the United States (“U.S.”) where such licenses are required for the operation of its business, and is registered as a money services business with the Financial Crimes Enforcement Network of the U.S. Department of the Treasury. Bakkt Crypto similarly holds a BitLicense and money transmitter licenses in various states, where its business requires. Currently, all of the outstanding equity interests of Bakkt Crypto are held by Bakkt Marketplace. The Bakkt Crypto and Bakkt Marketplace platforms generally are operated separately, though Bakkt Marketplace provides fiat funding services to Bakkt Crypto in instances where a client does not have that capability. The Bakkt Marketplace platform was originally conceived and built in connection with a consumer app that enabled crypto asset transactions, and, at the time, represented a direct-to-consumer business model, which is no longer being pursued by the Company. In contrast, the Bakkt Crypto platform was originally conceived and built as an embedded crypto trading platform that would be integrated into client environments to service customers in those environments. In March of 2024, we obtained approval to merge Bakkt Crypto with and into Bakkt Marketplace, with the surviving entity of the merger to be renamed Bakkt Crypto Solutions, LLC. The two platforms will be combined into one business, which will be operated by the surviving entity. Similar to the Bakkt Crypto business model, the combined business will focus on a client-led, or “business-to-business-to-consumer” (“B2B2C”), strategy in which crypto asset solutions can be embedded into client environments.
Bakkt Crypto: In April 2023, we acquired Apex Crypto LLC (“Apex Crypto”), a platform for integrated crypto trading, which we renamed Bakkt Crypto. This platform supports clients with a range of crypto solutions. We are leveraging Bakkt Crypto’s proprietary trading platform and existing relationships with liquidity providers to provide a wider range of crypto assets and competitive pricing to our customers. Bakkt Crypto complements our B2B2C growth strategy by broadening our business partnerships to broker-dealers, registered investment advisors, fintechs and neo-banks. Specifically, Bakkt Crypto offers customers the ability to purchase, sell, store and, in approved jurisdictions, deposit and withdraw approved crypto assets, all from within the applications of our clients with whom customers already have a relationship. Using Bakkt Crypto’s platform, customers can purchase approved crypto assets, store crypto assets in custodial wallets, liquidate their holdings, and transfer supported crypto assets between a custodial wallet maintained by Bakkt Crypto and external wallets in certain jurisdictions, if enabled by the client.
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
Bakkt Crypto is regularly exploring additional ways to innovate and provide additional products and services to its clients. Bakkt Crypto is in the process of developing, subject to applicable regulatory approvals, a solution to facilitate international remittances where users can remit fiat currency, with Bakkt leveraging crypto rails to settle the transaction, and conversion of certain loyalty and rewards points into supported crypto assets. We are actively pursuing opportunities to provide crypto asset trading services in jurisdictions outside of the United States, including the United Kingdom, Hong Kong, Spain and throughout Latin America, subject to applicable local regulatory approvals. Bakkt Crypto is currently live with customers in Europe, Latin America and Asia. Bakkt Crypto executes a de minimis amount of trades for entity accounts in jurisdictions other than the State of New York. Subject to applicable regulatory approvals, Bakkt Crypto intends to expand the provision of trading services for institutional clients.
Bakkt Trust: Bakkt Trust Company LLC (“Bakkt Trust”) is a New York limited-purpose trust company that is chartered by and subject to the supervision and oversight of New York Department of Financial Services (“NYDFS”) and governed by an independent Board of Managers. Bakkt Trust provides our institutional-grade qualified custody solution, which caters to more experienced market participants and also supports our consumer-facing crypto business. Bakkt Trust’s custody solution also provides support to Bakkt Marketplace with respect to all crypto assets supported by the Company. See “—Crypto Assets and Services Offered by Bakkt.”
Bakkt Brokerage: We acquired Bumped Financial, LLC (which we have since renamed Bakkt Brokerage, LLC, “Bakkt Brokerage”), a registered broker-dealer, in February 2023. Bakkt Brokerage is not engaged in any business activities at this time and we have no current plans for it to engage in future business activities.

Bakkt Loyalty Solutions: We operate our Loyalty Solutions business primarily in the United States and in Canada under the legal entities Bridge2 Solutions, LLC, Bridge2 Solutions Canada Ltd and Aspire Loyalty Travel Solutions, LLC. This business enables clients (including financial institutions, airlines and other loyalty sponsors) to enable their customers - who hold their loyalty points - to redeem those points for items including travel and merchandise. To that end, our Loyalty Solutions business enables point redemption and fulfillment (including travel reservations).
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
•external transfers of crypto assets (through Bakkt Crypto); and
•crypto rewards (expected to become available in the first half of 2024).
Our management regularly considers whether to make any potential additional crypto assets available on our platform, consistent with our policies and procedures. See “—Policies and Procedures—Listing-Related Policies.”
Bakkt Crypto, Bakkt Marketplace and Bakkt Trust facilitate transactions in, and provide services for, the crypto assets listed in the tables below.
Bakkt Marketplace / Bakkt Crypto

Supported For
Crypto Asset	Symbol	Trading	Transfers	Rewards
Bitcoin	BTC	Yes	Yes*	No, planned first half 2024
Bitcoin Cash	BCH	Yes	Yes*	No
Dogecoin	DOGE	Yes*	Yes*	No
Ethereum	ETH	Yes	Yes*	No
Ethereum Classic	ETC	Yes*	Yes*	No
Litecoin	LTC	Yes	Yes*	No
Shiba Inu	SHIB	Yes*	Yes*	No
USD Coin	USDC	Yes*	Yes*	No
* Except for the State of New York
Bakkt Trust

Supported for
Crypto Asset	Symbol	Custody	Transfers
Bitcoin	BTC	Yes	Yes
Bitcoin Cash	BCH	Yes	Yes
Dogecoin	DOGE	Yes	Yes
Ethereum	ETH	Yes	Yes
Ethereum Classic	ETC	Yes	Yes
Litecoin	LTC	Yes	Yes
Shiba Inu	SHIB	Yes	Yes
USD Coin	USDC	Yes	Yes
Our management regularly considers whether to make any potential additional crypto assets available on our platform, consistent with our policies and procedures. See “-Policies and Procedures - Listing-Related Policies.”
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
•the customer’s Banking as a Service (“BaaS”) provider account (see Fig. 2 below);
•the customer’s brokerage account (see Fig. 3 below); or
•the customer’s points/rewards account with a participating loyalty client (see Fig. 4 below; expected to become available in the first half of 2024).
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
A BaaS account is one where a client, through its banking relationships, offers customers the ability to withdraw fiat currency from, or transfer or deposit fiat currency into, the customer’s BaaS account with that client. In those instances, those customers would utilize their BaaS account to purchase supported crypto assets from Bakkt Crypto, as depicted in Figure 2, below, and to deposit the proceeds of sales of supported crypto assets to Bakkt Crypto, as depicted in Figure 6, below. Our client, not the Company, maintains the relationship with the BaaS provider and the Company is not itself regulated as a bank.

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
Fig. 3 Crypto Assets Purchase Through A Customer’s Brokerage Account

If the customer’s funding source is a points account at a points/rewards client, Bakkt Crypto will debit the customer’s points account. During the daily batch settlement, funds are transferred from the rewards client account to the Bakkt Crypto transaction account.
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
To fill customer orders as a riskless principal, the Bakkt Crypto platform compares customer orders to the aggregated best bid or offer prices quoted by Bakkt Crypto’s liquidity providers. If a customer order is marketable, Bakkt Crypto routes an offsetting order for its own account, on a one-to-one basis, to the liquidity provider quoting the best price. Customers may place market orders or limit orders on the Bakkt Crypto platform. Market orders are, by definition, marketable when they are placed. As such, when a customer market order is received, Bakkt Crypto will offset that order by routing an order for its own account to the relevant liquidity provider on an “immediate or cancel” basis. Limit orders may be marketable when they are placed or may become marketable when the aggregated market price, as determined by Bakkt Crypto’s proprietary internal system, aligns with the limit price selected by the customer. The Bakkt Crypto platform holds customer limit orders that are not marketable at the time they are placed on Bakkt Crypto’s internal order book and evaluates such orders for marketability on an ongoing basis as liquidity providers change their best bid or offer prices. Should a customer limit order become marketable as the aggregated best price changes, the Bakkt Crypto platform would, at that point, place an offsetting order for its own account with a liquidity provider.
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

Settlement is conducted on a net basis on the blockchain supporting the crypto asset. Bakkt Crypto is not required to pre-fund any transactions with liquidity providers. Instead, Bakkt Crypto settles with liquidity providers on a daily basis; however, in instances where a liquidity provider’s settlement balance is less than $30,000 for a given token, or $50,000 across all tokens, Bakkt Crypto will settle with those liquidity providers on the last business day of the applicable month, or when the settlement balance exceeds those levels, if sooner. At settlement, fiat currency and crypto assets are exchanged to settle trading obligations from the previous period. In periods of heavy trading volumes, Bakkt Crypto and the liquidity providers may agree to perform more frequent settlements in order to decrease the exposure of unsettled transactions.
Custody Services for the Crypto Assets Supported for Trading
Prior to the acquisition of Bakkt Crypto, we did not use third party custodians, other than minimal amounts at liquidity providers that also provide custody for the purpose of facilitating trading and settlement. In connection with our acquisition of Bakkt Crypto, we acquired third-party custodial relationships with Coinbase Custody Trust Company (“Coinbase Custody”) and BitGo Trust Company (“BitGo”), which are currently used by Bakkt Crypto for custody and crypto asset transfers, where applicable. In addition, Bakkt Crypto also self-custodies select crypto assets (less than 8% of total customer crypto assets were self-custodied as of December 31, 2023) to facilitate customer withdrawals utilizing the Fireblocks Vault service. Self-custodying customer crypto assets through the use of Fireblocks third-party custody software involves risks related to our reliance on the third party for certain services. These include the implementation of Secure Multi-Party Computation (MPC) key creation software, the provision of software that facilitates a Secure Transfer Environment for the transfer of crypto assets, and workflow authorization functionality ensuring that only Bakkt Crypto specified authorized persons are able to access the wallets for authorized purposes.
Under the BitGo Custody Agreement, BitGo, at Bakkt Crypto’s direction, establishes and maintains wallets for the storage of crypto assets, including cold wallets where BitGo holds all of the keys, and all of those keys are stored offline (“Vault”). BitGo serves as custodian of crypto assets stored in these wallets. BitGo is required to use reasonable best efforts to keep all custodial coins received by BitGo in safe custody on behalf of Bakkt Crypto and to keep all keys to the custodial wallet held by BitGo secure and to maintain at least one backup key. BitGo is also required to exercise all reasonable best efforts to prevent unauthorized access to or use of the keys held by BitGo to the custodial wallet. Bakkt Crypto does not have inspection rights under the BitGo Custody Agreement. The BitGo Custody Agreement has an initial one-year term and renews automatically for successive one-year periods unless either party provides notice to the other party of its intent not to renew at least 60 days prior to the expiration of the then-current term.
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
Under the Fireblocks License Agreement, Fireblocks has granted Bakkt Crypto a non-exclusive, non-sublicensable, non-transferable license to generate wallets through the Fireblocks Vault service. The service allows Bakkt Crypto to access and use crypto asset wallets that store private and public keys, interact with various blockchains and monitor its balances of crypto assets.

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
To ensure the security of crypto assets, we do not disclose the geographic location where such assets are held or the identity of the persons who have access to them or the authority to release those assets from wallets. Private keys are held in controlled locations dispersed through the United States according to SOC 1 audit procedures to ensure appropriate security. There are dedicated team members responsible for daily reconciliation of wallet holdings. New members of our custody operations team are required to complete training and test simulations and are provided with a runbook on our custody procedures. New members of the custody operations team, like all our employees, also are subject to background checks and drug testing. The daily reconciliations prepared by the custody team are reviewed and analyzed by management monthly and provided to external auditors at least annually, or as otherwise requested. Designated individuals within the custody operations team are responsible for the initiation and approval of outbound wallet transactions, as per our policies and procedures. Access rights are managed according to the principle of least privilege. These rights are maintained according to our IT security policy and subject to quarterly review by our IT security team. The existence, exclusive ownership and software functionality of private digital keys and other ownership records are subject to annual audits conducted by external auditors.
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
Institutional Client Business – Crypto Custody Services
Bakkt Trust currently provides custody services to customers of Bakkt Marketplace and Bakkt Crypto and to its own institutional customers with respect to all of the crypto assets which we support for trading. For a list of these crypto assets, see the table for Bakkt Trust under “—Crypto Assets and Services Offered by Bakkt” above.
Bakkt Rewards

We are in the process of enabling clients to offer their customers the ability to convert loyalty points earned through participation in the client’s loyalty program into bitcoin (and, in the future, to other crypto assets depending on demand). We initially expect to offer this service in the first half of 2024.
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
Other Potential Services
As part of our ongoing review of potential services, we continually evaluate how we can most effectively improve our platform and service offerings in a manner that is compliant with applicable governance and regulatory considerations. In such review, we may determine to stop pursuing a potential service offering in light of, among other things, revenue expectations and compliance with applicable laws. For example, we have de-prioritized investment in Bakkt Payouts as a service offering as we work with our clients to understand the desired feature set and their timelines to implementation. As such, we have elected to suspend the development of the Bakkt Payouts product indefinitely. Furthermore, we considered developing the capability for registered customers to transfer crypto assets to and from other registered customers within our platform but have indefinitely postponed further development and rollout of such functionality. In addition, we evaluated opportunities to offer staking, as well as opportunities to offer non-fungible tokens, and have postponed further development and rollout for both such functionalities indefinitely.
Policies and Procedures
We and our subsidiaries have a comprehensive set of policies and procedures relating to crypto assets and crypto asset-related services.
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
Custody-Related Policies
Bakkt Trust stores client and internal assets on an omnibus basis in a combination of warm and cold wallets. Bakkt Trust uses an internal ledger to delineate client and internal assets. Bakkt Trust completes hourly automated reconciliations to confirm balances across the internal ledger, internal node, and external node match. Every deposit into Bakkt Trust is checked using industry-leading “know-your-customer” (“KYC”) providers to check the provenance of the assets deposited before moving the funds out of the deposit wallet. Deposited funds may be moved into a segregated quarantine wallet if they do not pass the KYC screening and require further investigation.

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
Listing-Related Policies
We maintain crypto asset listing and delisting policies for each of Bakkt Marketplace (which policy also covers Bakkt Crypto, as its wholly owned subsidiary) and Bakkt Trust (the “Listing Policies”), the purpose of which is to provide a framework for the review and approval of new crypto assets, and continued offering of crypto assets, for customer transactions and custody services, respectively. The Listing Policies were revised to accommodate new guidance issued by the NYDFS in November 2023, and were subsequently approved by the NYDFS. Material revisions to the Listing Policies require prior written approval from the NYDFS.
The Listing Policies require the covered entity to undertake and document a risk assessment for each new crypto asset, which considers a number of risks, including legal and regulatory risk, and entails a review of the regulatory status of the crypto asset. Other risks covered by the risk assessment include integrity and legitimacy risk (i.e., risks associated with the creation, governance, issuance, and design of the crypto asset); reputational risk; liquidity, pricing, and manipulation risk; operational risk; cyber security risk; and illicit finance risk. The Listing Policies also provide for an evaluation of actual or potential conflicts of interest with respect to the potential listing of a crypto asset, and updates to policies and procedures to ensure that monitoring and control measures are in place to manage money laundering and financial crime risk associated with the crypto asset.
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
We are required to monitor each of the crypto assets for material changes and for changes in the risk assessment conducted during the listing evaluation, and to ensure their offering remains consistent with our mission and values, general safety and soundness, and protection of customers. Should we determine that removal of a crypto asset is consistent with NYDFS guidance and regulations, and with safety and soundness, we will delist the crypto asset in accordance with the Listing Policies.

The Listing Policies do not ascribe specific weighting to particular factors or inputs to be considered in connection with the potential listing or delisting of crypto assets.
Sales and Marketing
We market our platform to our clients. We do not engage in any direct-to-consumer marketing for the acquisition or engagement of customers. As part of client engagement, we may assist them in developing their crypto assets marketing strategy but any such strategy is ultimately executed by clients at their discretion. We also have a sponsorship agreement with Caesars Entertainment pursuant to which the theater at Planet Hollywood Resort & Casino in Las Vegas is branded as the “Bakkt Theater.” However, potential customers are not able to sign up directly with us and need to access our platform through a client environment.

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
We believe our growing network of clients provides potential for increased scale and substantiates the viability of our business plan. As our partnerships go live, we will offer to retail clients marketing resources to drive consumer adoption and usage of our platform. The successful activation and implementation of these partnerships are expected to be a significant driver for our transaction growth and associated revenue, including crypto trading revenue. We believe we will benefit from a positive network effect, where the value of our network will generally increase as we add new clients, vendors, customers and crypto to our platform.
Insurance Matters
We maintain types and amounts of insurance coverage that we believe are appropriate and consistent with customary industry practices. Our insurance policies cover employee-related accidents and injuries, property damage, business interruption, storm damage, facilities, cyber, crime and liability deriving from our activities. Our insurance policies also cover directors and officers’, employee and fiduciary liability. The insurance policies include exclusions aimed at delineating and clarifying the scope of coverage. Examples of key customary exclusions include exclusions for losses arising from force majeure events or theft, fraud, or dishonest acts committed by any principal shareholders, partners or directors of the insured entity. Losses stemming from the network failure of a digital asset cryptographic protocol, as well as those associated with illegal activities like money laundering, are expressly excluded.
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
The $30 million of hot storage coverage policy is non-cancellable, other than due to non-payment of premium. The $200 million of cold storage coverage policy may only be cancelled upon: 1) the Company’s election to cancel, 2) the insurer’s election to cancel, on 90 days’ notice to the Company, 3) the Company’s change in ownership or control or seizure by a receiver, trustee, or government entity, 4) voluntary liquidation of the Company, 5) exhaustion of the coverage limit, or 6) non-payment of premium. The $30 million of hot storage coverage policy has no automatic or guaranteed renewal provisions, although we expect to renew such coverage prior to its expiration. The $200 million of cold storage policy has a one-year guaranteed renewal provision. There are no carrier inspection rights, but an affirmative proof of loss statement would need to be completed in the event of a loss.
Loyalty
We offer a full spectrum of supplier content through configurable, white-label e-commerce storefronts that clients can make available for their customers to purchase via redemption of loyalty points. Our redemption catalog spans a variety of rewards categories including travel, gift cards and merchandise, including a unique Apple product and services storefront. Our travel solution offers a retail e-commerce booking platform with direct supplier integrations, as well as a U.S.-based call center for live-agent booking and servicing. Our platform provides a unified shopping experience that is built to seamlessly extend our clients’ loyalty strategies and user experience for their loyalty programs. Functionality includes a mobile-optimized user interface, numerous configurations to support diverse program needs, promotional campaign services, comprehensive fraud protection capabilities and the ability to split payments across both loyalty points and credit cards. We recognize that businesses want to offer consumers choice, innovation and a frictionless experience, and our platform and service offerings were constructed with this in mind.
We have thoughtfully built a unique and powerful platform with end-to-end services, including easily consumable technology services, customer support and compliance infrastructure, for our clients.
Our Clients
Our clients include financial institutions, fintechs, broker-dealers, neobanks, registered investment advisers, funds, merchants, and other businesses. Our crypto-related capabilities facilitate new asset acquisition opportunities for their customers, in addition to the secure safekeeping of acquired crypto assets and crypto assets stored on behalf of institutional clients. Our loyalty-related capabilities deepen our clients’ relationships with their customers by strengthening the value proposition of their loyalty programs. Our thousands of redemption options enable our clients to meet their customers where they are, deliver the products and services they desire, and meet the expectations of next generation audiences by offering crypto redemption options.
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
Revenue Model
We primarily generate revenue when clients or their customers use our services to buy, sell and/or store crypto or transact in loyalty points across our platform in the following key areas:
•Subscription and service revenue. We receive a recurring subscription revenue stream from client platform fees as well as service revenue from software development fees and call center support.
•Transaction revenue. We generate transaction revenue from crypto buy/sell transactions, where we charge a markup on both legs of the transaction, and through loyalty redemption volumes, where we earn a margin from the difference of the value of the points being redeemed and the cost of fulfilling the redemption request.
Our loyalty revenue has seasonality and is typically higher in the fourth quarter, driven by holiday spending and the travel bookings.

Revenue generated from our crypto services had been immaterial prior to our acquisition of Bakkt Crypto; however, revenue from crypto services is now a significant driver of our business, and we expect crypto services revenue to increase as we grow our client base and our customers. As a result of our acquisition of Bakkt Crypto, we expect loyalty revenue, which prior to the Bakkt Crypto acquisition was the source of substantially all of our revenue, to be a smaller percentage of overall revenue in the future as the revenue grows from our crypto product and service offerings.
Growth Strategy
We go to market using a platform strategy, driven by our clients. We partner with leading companies and expect to grow customers on our platform through those relationships, in addition to our direct institutional clients. We have already built an extensive network of clients across numerous industries including financial institutions, merchants and travel and entertainment. These clients include Webull, Public.com, Blockchain.com, Swan Bitcoin, and Caesars. We believe this strategy will enable us to add transacting accounts and volume more quickly and more efficiently than a direct-to-consumer model, given our limited operating history and the novelty of the crypto space for some customers.
As part of this approach, we have developed our platform to be flexible and scalable to accommodate how different clients may want to implement our solutions. Depending on each client’s specific needs and objectives, that client can choose to add one, some or all of our capabilities, and can also choose the manner in which those capabilities are enabled. Clients can choose to fully or partially embed our capabilities directly through Bakkt hosted user interfaces such as our Custody client portal.
We believe our growth will come from adding clients and correspondingly, their customers, and increasing transaction activity as well as strategic acquisitions. Our acquisition of Bakkt Crypto has provided scale and meaningful transaction volume from Bakkt Crypto’s active client base which we are working to leverage to sell additional products and services on the same platform. Leveraging Bakkt Crypto’s proprietary trading platform and existing relationships with liquidity providers, we provide a wide range of assets and competitive pricing to our clients.
Our growth strategies include the following:
•Adding clients. We are focused on continuing to build strong client relationships. Acquiring customers through our clients is an efficient and scalable way to grow our business. Bakkt Crypto has significantly expanded our crypto client base into a number of new and rapidly growing client verticals, such as fintechs, trading and brokerage platforms and neobanks. In addition to growing our retail trading clients, we continue to invest in the institutional side of our business, initially with our relaunched qualified custodian product and as a key agent for collaborative custody through our partnership with Unchained.
•Adding customers. We are focused on activating our existing clients and supporting our clients in marketing campaigns to drive new customer acquisition and engagement of existing customers. Our existing clients provide us with an addressable market of well over 100 million potential users, who we will focus on bringing onto our platform.
•Expanding our offering. We aim to increase the breadth and depth of our product offering - with respect to both retail customers and institutional clients - in order to increase its appeal to clients and customers. With respect to our retail product offerings, we made numerous enhancements to our platform over the last year in addition to the expanded capabilities from the acquisition of Bakkt Crypto, which has been enhanced with the addition of fiat funding. We believe Bakkt Crypto accelerated our product road map by providing new capabilities to our platform including the addition of 6 coins to our platform and deposit and withdrawal functionality in jurisdictions where permitted. The integration with Bakkt Marketplace enabled direct fiat funding capabilities, user management and onboarding and compliance functionality, each of which continue to be enhanced with additions such as wire funding support and, subject to applicable regulatory approvals, support for entity accounts, which materially expands the market for our trading capabilities from individual consumers to include businesses and trust entities.
We have also reinvested in growing our institutional offerings, starting with the relaunch of our qualified custody platform in November 2023, and subsequently expanding custody support for 6 additional crypto assets and in the process of expanding our operational coverage to support evening and weekend withdrawal processing. Custody serves as the basis for our institutional offerings, which can then be leveraged to add additional functionality to both our institutional clients and retail clients and customers. For instance, in March 2024 we launched a partnership with Unchained Capital to support their Collaborative Custody vault offering. Bakkt leverages our secure custody infrastructure, vault and operational capabilities to secure one of three private keys and act as a key agent in a multi-signature wallet in which two of three signatures are required to transfer assets, which results in custody that does not rely on any single party.
We continue to invest in enhancing these custodial solutions with additional offerings to expand our addressable market. This includes enhancements to expand support from traditional long term buy and hold custody clients to service more active trading clients and funds, such as being a custodian for one or more of the recently launched spot Bitcoin ETFs, as well as any future spot based crypto ETFs. We are also working on leveraging our custody solution to provide adjacent solutions, such as settlement and collateral management capabilities. These enable settlement services for third party exchanges, so that funds can be tradable on exchange while being held securely in custody, or processed between counterparts to facilitate settlement, eliminating counterparty risk with the exchange.
•Market expansion. After the acquisition of Bakkt Crypto, we are seeing significant opportunity in expanding our retail offerings internationally beyond the U.S. We have expanded into new markets, and expect to continue to do so with our clients. We are currently live with our clients in Europe, Latin America and Asia, and are exploring additional expansion opportunities. Ultimately, the decision as to when and where to expand continues to be driven by client and customer demand and the regulatory environment in those markets.
Over time, we will continue to invest in our business to provide best-in-class products and services. Some of those longer-term planned enhancements include:
•Crypto enhancements. We expect to expand our crypto capabilities to products and services that will appeal to both retail and institutional clients. Our institutional-grade crypto custody solution is our foundation. By increasing the acceptance of crypto investing in the institutional space, we believe that these additional products can further increase interest in crypto generally among consumers, benefiting our platform. As the narrative for crypto shifts, we will look to enhance our crypto capabilities, including layer 2 protocols like bitcoin’s Lightning Network and stablecoins, to drive increased utility in the crypto economy initially by providing more efficient settlement rails for fiat to fiat remittances.
•Evaluate additional strategic acquisitions. We will continue to be opportunistic and evaluate strategic acquisitions that have compelling benefits for our business.
•Loyalty enhancements. As we serve existing loyalty clients with large active customer populations, we can create deeper relationships across merchants with Bakkt at the center of these loyalty networks. As loyalty programs seek new ways to leverage customer data and behaviors to deliver value, we believe our platform will enable clients to more effectively acquire, re-activate and engage customers. Additionally, we continue to evaluate additional loyalty offerings and suppliers to meet the needs of our clients.

How We Are Different
The markets in which we operate are highly competitive, rapidly changing and highly innovative. We believe that we are well-positioned given our unique ability to provide all of our capabilities under one platform, combined with our institutional-grade, secure and licensed infrastructure. We believe this provides a competitive differentiation that would be difficult to replicate. Although we do not believe that we have any single direct competitor for the full range of products we provide through our platform, we compete with a wide range of parties, including crypto exchanges, custodians, payment systems, and loyalty program redemption solutions, for similar services. This market is growing and changing rapidly, so we expect that we will continue to see increased competition with new entrants into the space or existing competitors expanding their product offerings.
We believe that our business model provides us with significant competitive advantages, including:

•Multi-faceted approach to security and compliance. We enable responsible and secure access to crypto for our clients. Our compliance measures, controls and rigorous risk management practices are at the core of how we operate. Our infrastructure provides multiple layers of protection and provides heightened security and compliance. This includes a separate and independent board for Bakkt Trust. As a public company, we are subject to significant and comprehensive regulations. Across our entities, we possess two BitLicenses from NYDFS, a limited-purpose trust charter (also from NYDFS), and state money transmitter licenses. We have robust policies and programs that govern crypto-related activity, such as a cyber security program, information security policy, global AML policy, and Bank Secrecy Act (“BSA”)/Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury program. These measures are all designed to protect our clients and stockholders.
•Client-led strategy. We seek to leverage our existing and new client relationships with leading brands to add customers to our platform. By partnering with these brands and their existing customer bases, we believe customers are more likely to embrace the new asset classes offered on our platform. We also believe that, as a relatively new brand, this approach will allow us to scale customers and revenue more quickly.
•Institutional-grade platform. Our platform architecture is engineered to natively support crypto across a wide range of classes, with scalability and strong regulatory and compliance controls. Our platform includes a custody platform that we designed and built in partnership with our majority investor, ICE. Our platform was designed with these principles in mind to provide safe, reliable infrastructure for consumers in their everyday use. We believe that it also serves as a springboard for additional products and services, particularly with respect to the institutional crypto space.
•Trusted and scalable capabilities. Our approach, built to scale with technology, privacy, security and compliance at the core, is informed by our team's decades of collective experience. Our platform moves a significant amount of volume across asset classes every day, and we handle customer service for many of the largest financial institutions in the country. We believe these pillars, when applied to the rapidly evolving crypto space, provide confidence to customers, merchants, institutions and loyalty clients that participate in our ecosystem.
Sales and Marketing
Our go-to-market strategy is “business-to-business-to-consumer”, or “B2B2C”, in which we acquire customers primarily via client relationships. We believe our focused approach on building scalable partnerships with valued brands will drive strong growth in customers. Our goal is to provide our clients with opportunities to leverage Bakkt’s capabilities to drive mutually beneficial customer acquisition and engagement. Customers of our crypto clients access our platform through a client environment. Similarly, customers of our loyalty clients may only access our redemption storefronts through clients’ loyalty program user experiences.

Our marketing efforts are focused on business-to-business (“B2B”) activities to acquire new clients. We utilize multiple B2B channels, such as Bakkt-owned domains (e.g., our website and blog and its social media platforms) and direct marketing to potential clients, such as email marketing and targeted digital advertisements. We also engage in indirect marketing to potential clients via partnerships with existing clients and other third parties to promote branding and product access for potential clients through existing client channels.
Customer Care
Our customer service channels are at the core of our loyalty and travel redemption offerings to clients, providing seamless and easy-to-leverage support for the wide array of loyalty and travel redemption transactions on our platform. We strive to provide our clients and their customers with a high-quality experience. We provide customer service that is designed to meet the requirements of our clients. Our customer service agents undergo a rigorous training program and are continually monitored and trained as new capabilities are added to the platform. New clients are able to leverage our deep expertise in customer support as they roll out new offerings to their customer bases.
Technology
Our core platforms were built in-house and are maintained by our skilled technical staff who have deep industry expertise across crypto and loyalty solutions. We leverage a modern software and cloud infrastructure stack to offer off-the-shelf or bespoke solutions for our clients, depending on their needs. Additionally, our platform implements advanced strategies and controls to enable KYC, AML, and other anti-fraud measures to combat financial crime.
Our modern embedded web experiences and API-driven platform allow us to partner and easily integrate with clients, including through the following:
•Via standard SSO and API integrations, our multi-storefront loyalty redemption platform is provided as SaaS and powers rewards redemption for several of the top loyalty programs in the US. The platform is built upon highly scalable proprietary technology and is directly integrated with dozens of suppliers for real-time redemption of merchandise, gift cards and travel services. Additionally, our multi-location call center teams leverage our platform to provide agent assisted transactions and redemption servicing.
•Our crypto solutions operate in an institutional-grade crypto custody and trading platform, anchored by our performance hardened trade execution engine. The custody platform is built to safeguard crypto with multi-signature wallet policies, hardware security modules and offline storage of private key material, blockchain surveillance and AML/KYC compliance integrated into the core of the platform and our operation team’s procedures. Our trade execution engine was built with speed and scale at its core to deliver equities-grade trading performance to provide liquidity for the purchase and sale of crypto to our clients.
Cybersecurity
Each of our products is architected, deployed, and managed through a common controls environment designed to protect our customers' confidential information using a combination of administrative, physical, and technical controls. We maintain a comprehensive cyber security program, managed by a dedicated team of security professionals, leveraging multiple layers of defenses to protect our loyalty and crypto clients’ consumer data, as well as crypto wallets, including crypto that is kept in custody. Our administrative, technical, and physical controls include the use of separation of duties, physical and logical access controls, biometrics, hardware security modules, advanced cryptographic algorithms, dedicated security monitoring, and other controls to protect our environment and restrict unauthorized access. Additionally, we regularly utilize independent external parties to assess and provide added assurance that our products are designed appropriately and operating effectively. We currently maintain independent SSAE-18 SOC 1 Type II and SOC 2 Type II attestation reports for our crypto platform and SOC 2 Type II attestation reports for our loyalty platform. We also maintain controls aligned to the Payment Card Industry Data Security Standard ("PCI-DSS") for in-scope systems where cardholder data is stored or processed. We comply with NYDFS cybersecurity requirements which impose strict rules related to establishing a detailed cybersecurity plan, enacting a comprehensive cybersecurity policy, and maintaining an ongoing reporting system for cybersecurity events.
Regulation
International, federal and state laws and regulations apply to many key aspects of our business. Any actual or perceived failure to comply with these requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, regulatory or governmental investigations, administrative enforcement actions, sanctions, civil and criminal liability, private litigation, reputational harm, or constraints on our ability to continue to operate. We operate in a regulatory environment that is evolving rapidly and increasing in scope. As such, it is possible that current or future laws or regulations could be enacted, interpreted or applied in a manner that would prohibit, alter, or impair our existing or planned products and services, or that could require costly, time-consuming, or otherwise burdensome compliance measures. Further, additional laws and regulations may apply to our businesses as we expand outside of the United States in the future. For more information, please see our risk factors described in “Item 1A. Risk Factors - Risks Related to Regulation, Taxation and Laws”.
Regulation of Our Money Transmission Business. Bakkt Marketplace and Bakkt Crypto maintain a money transmitter license in each jurisdiction in which they operate that requires such a license for our activities. In all other jurisdictions where Bakkt Marketplace and Bakkt Crypto operate, we have established with the applicable licensing body that a money transmitter license is not required at this time. We will comply with new license requirements as they arise. Bakkt Marketplace and Bakkt Crypto are also registered as a "Money Services Business" with the U.S. Department of Treasury’s Financial Crimes Enforcement Network (“FinCEN”). These licenses and registrations subject us to, among other things, record-keeping requirements, reporting requirements, bonding requirements, limitations on the investment of customer funds, and examination by state and federal regulatory agencies. These licensing laws also address matters such as change in control, and regulatory approval of controlling shareholders, directors, and senior management of the licensed entity.
Regulation of Our Virtual Currency Business. We provide crypto custody services through Bakkt Trust, a limited purpose trust company that is chartered under the New York Banking Law and subject to the supervision and oversight of NYDFS. Consequently, we must comply with laws, rules and regulations promulgated pursuant to the New York Banking Law with respect to the crypto custody services we provide through Bakkt Trust, including those related to capitalization, corporate governance, anti-money laundering, disclosure, reporting and examination, as well as supervisory guidance and requirements. Bakkt Trust is also subject to FinCEN requirements as a financial institution.
We are subject in certain jurisdictions to licensing and regulatory requirements as a result of offering our clients the ability to aggregate, buy, sell, convert, and send virtual currency through our platform. Consequently, we must comply with laws, rules and regulations promulgated by federal or state regulators in those jurisdictions in order to provide our services, including requirements related to capitalization, consumer protection, anti-money laundering, disclosure, reporting and examination, as well as supervisory guidance and requirements. Bakkt Marketplace and Bakkt Crypto also have virtual currency licenses (“BitLicenses”) from the NYDFS, which subject them to NYDFS's oversight with respect to business activities conducted in New York State and with New York residents. In October 2023, the governor of California signed into law the Digital Financial Assets Law (“DFAL”), which establishes a required licensing framework administered by the California Department of Financial Protection and Innovation (“DFPI”) for entities engaged in digital financial asset business activity in the state of California. We expect that our business will require licensure under the DFAL and will therefore take steps to obtain necessary licenses prior to the enactment’s effective date of July 1, 2025. The DFAL provides that the DFPI may issue a conditional license to companies, such as our subsidiaries, that maintain licenses to conduct virtual currency business activity in New York or hold a charter as a New York limited purpose trust company with approval to conduct a virtual currency business under New York law. We will continue to monitor and review guidance from the DFPI clarifying the enactment’s scope and interpretation.

The laws and regulations applicable to crypto are rapidly evolving and subject to interpretation and change. For instance, the Securities and Exchange Commission (the “SEC”) has indicated in various enforcement actions and other contexts that it considers certain crypto assets to constitute securities. The SEC has yet to issue any formal regulation on this point, though it has put forth some guidance on overarching frameworks and relevant factors to consider in this analysis. Therefore, our crypto services offered through our platform may become subject to regulation by other authorities and/or may subject us to additional requirements.

Broker-Dealer Regulation. The Exchange Act requires that any person who is a broker or a dealer and effects or induces securities transactions must register with the SEC. A broker is defined as “any person engaged in the business of effecting transactions in securities for the account of others,” while a dealer is defined as “any person engaged in the business of buying and selling securities for such person’s own account,” in each case, subject to exceptions. In order to be able to act as a broker and advise clients interested in transactions that involve securities, we acquired Bakkt Brokerage, a registered broker-dealer. Broker-dealers are subject to regulation, examination, investigation, and disciplinary action by the SEC, FINRA, and state securities regulators, as well as other governmental authorities and self-regulatory organizations with which they are registered or licensed or of which they are a member. Bakkt Brokerage is registered as a broker-dealer in 52 U.S. states and territories. The regulation of broker-dealers covers all aspects of the broker-dealer business and operations, including, depending the scope of its activities, among other things, sales and trading practices and reporting requirements, client onboarding, advertising and marketing, publication or distribution of research, margin lending, uses and safekeeping of clients’ funds and securities, capital adequacy, recordkeeping, reporting, fee arrangements, disclosures to clients, suitability, acting in client’s best interests when making recommendations to retail customers, customer privacy, data protection, information security and cybersecurity, the safeguarding of customer information, the sharing of customer information, best execution of customer orders, public offerings, customer qualifications for margin and options transactions, registration of personnel, business continuity planning, transactions with affiliates, conflicts, and the conduct of directors, officers and employees. Broker-dealers are also subject to anti-money laundering rules and requirements issued by FinCEN under the U.S. Bank Secrecy Act.
Privacy and Information Cybersecurity Regulations. Aspects of our operations or business are subject to laws and regulation in the United States and in foreign jurisdictions relating to privacy, data protection and cybersecurity. Accordingly, we publish our privacy policies and terms of service, which describe our practices concerning the use, protection, transmission, and disclosure of information. As our business continues to expand in the United States and beyond, and as laws and regulations continue to be passed and their interpretations continue to evolve in numerous jurisdictions, additional laws and regulations may become relevant to us.
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
In a complex industry, it is critical for employees to act ethically. We provide regular training to help our employees understand and comply with the many regulations in our industry and with our company policies. We expect managers to set the tone for their teams and to lead by example, including by embracing ethical behavior and sharing its importance with their team. Managers are expected to help their teams understand our company policies and encourage them to report any violations of policy or law. As a company, we help ensure Bakkt’s non-retaliation policy is strictly followed.
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
As of December 31, 2023, we had a total of 747 employees, all of whom were full-time employees, and are located in the United States. We also engage temporary employees, consultants and employers of record as needed to support our operations. Collectively, approximately 16% of our workforce is dedicated to engineering, design, or product roles. Our core locations are Alpharetta, GA, Scottsdale, AZ and New York City, NY. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
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
We use our investor relations website to post important information for investors, including news releases, analyst presentations, and supplemental financial information, and as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. We use these channels as well as social media to communicate with the public about our company. It is possible that the information we post on social media could be deemed to be material information. Accordingly, investors should monitor our investor relations website as well as the social media channels listed on our investor relations website. The information on our website or any other website is not incorporated by reference into this Annual Report on Form 10-K.
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
•Our platform is still in the early stages of its release, will be further developed, and is largely untested.
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
•We may not realize the anticipated benefits of past or future investments, strategic transactions, or acquisitions and integration of these acquisitions may disrupt our business and management.
Risks Related to Crypto
•Disruptions in the crypto market subject us to additional risks, including the risk that banks may not provide banking services to us.
•There may be a general perception among regulators and others that crypto is used to facilitate illegal activity such as fraud, money laundering, tax evasion and ransomware scams.
•Crypto custodial solutions and related technology, including our systems and custodial arrangements, are subject to risks related to a loss of funds due to theft, employee or vendor sabotage, security and cybersecurity risks, system failures and other operational issues the loss, destruction or other compromise of our private keys and a lack of sufficient insurance.
•Our failure to safeguard and manage our customers’ crypto could adversely impact our business, operating results, and financial condition.
•Crypto does not have extensive historical precedent and distributed ledger technology continues to rapidly evolve.
•We may encounter technical issues in connection with the integration of supported crypto assets and changes and upgrades to their underlying networks, which could adversely affect our business.
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
•A crypto asset’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty, and if crypto assets on our platform are later determined to be securities, we may be subject to regulatory scrutiny, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.
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
Our vision is that our clients will utilize our platform as the go-to solution enabling customers to transact in crypto and loyalty points. Most of the assets that we have incorporated and intend to incorporate into our platform in the future are already being handled by incumbent providers. There can be no assurance that our platform will gain the acceptance of clients or customers or generate the anticipated synergies. Because some of the crypto assets that are anticipated to be available on our platform have not previously been available for the uses our platform is intended to cover, it is difficult to predict the preferences and requirements of clients or customers, and our platform, design and technology may not appeal to such clients or customers, or may be incompatible with new or emerging forms of crypto or related technologies. Failure to achieve acceptance would impede our ability to develop and sustain a commercial business.
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
We will have both increased financial and reputational risks if there is a failure to launch one or more features, or if the launch of a new feature is unsuccessful. Also, there can be no assurance that we will receive support from clients to launch features as planned or that we will operate as anticipated. We also require regulatory approvals, including, for example, to add new crypto assets, products, and functionalities to our platform, and may require additional licenses and/or consultation with or approval of regulators to add, modify or discontinue certain aspects of our business model, which could lead to delays or other complexities in effectuating such changes and have a material adverse effect on our business and plan of operations.
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
We were founded in 2018 and have experienced net losses in the periods from inception through December 31, 2023. For example, our revenue was $727.0 million and $56.2 million in the years ended December 31, 2023 and December 31, 2022, respectively, and we generated net losses of $225.8 million and $1,989.9 million in the years ended

December 31, 2023 and December 31, 2022, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Prior to the Bakkt Crypto acquisition, our historical revenue was achieved largely as the result of our white-labeled loyalty redemption product, which reflects little revenue from the launch of our broader crypto platform, and therefore should not be considered indicative of our future performance.
Because of our limited operating history and the fact that our current and historical revenue prior to the Bakkt Crypto Acquisition was largely not derived from our currently planned business model, our future revenue growth is difficult to predict. Even if we experience strong revenue growth, in future periods our revenue or revenue growth could decline for a number of reasons, including slowing demand for our platform, increased competition, changes to technology, a decrease in the growth of our overall market, or our failure, for any reason, to take advantage of growth opportunities. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described below. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.
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

Additionally, certain terms of our client agreements remain subject to further discussion and refinement before they can be implemented, including the potential products and services to bring to market. Our ability to realize the intended benefits of these partnerships will depend on our ability to finalize such agreements, for such products and services, and to do so on terms sufficiently favorable to us. While we continue to negotiate client agreement terms, we may be unable to agree to terms with such clients on commercially advantageous terms or at all, which may adversely affect our business and prospects.
Furthermore, our ability to retain existing, or obtain new, clients and customers may be impacted to the extent that clients choose not to partner with us, or customers choose not to transact or to engage in fewer transactions on our platform, in each case, because we do not currently offer or plan to cease offering certain crypto assets. For example, Bakkt has delisted a substantial majority of the crypto assets that had historically been available for trading on the Bakkt Crypto platform. The decision to delist those crypto assets has impacted, and may in the future further impact, our revenues as additional crypto assets are delisted and may impact the expected synergies and benefits from the Bakkt Crypto acquisition. If clients do not engage with us, or if customers choose not to transact or make fewer transactions on our platform, as a result of the decision to delist those crypto assets or our decision not to offer other crypto assets, our revenues will be adversely impacted.
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

Acquisitions, strategic investments, partnerships, or alliances may be difficult to identify. We may not realize the anticipated benefits of past or future investments, strategic transactions or acquisitions and integration of these acquisitions may pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value or otherwise adversely affect our business, financial condition and results of operations.
We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, partnerships, alliances and platform technologies that we believe could complement or expand our platform, enhance our technology, or otherwise offer growth opportunities.
We may not realize the anticipated benefits of past or future investments, strategic transactions, or acquisitions, and these transactions involve numerous risks that are not within our control. These risks include the following, among others:
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
In particular, the acquisition of Bakkt Crypto presents risks to our business, including because:
•our ability to retain the legacy clients of Bakkt Crypto, and expand those relationships, is a key growth driver for us;
•we are in the process of replacing and/or augmenting many of our existing systems and relationships (e.g., agreements with crypto liquidity providers) with those historically used by Bakkt Crypto;
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

•we may have increased liability and/or regulatory risk from the list of additional crypto assets on our platform and from the pre-acquisition activities of Bakkt Crypto, even after we elected to delist certain of the crypto assets on the Bakkt Crypto platform; and
•the commercial relationship with Apex Clearing Corporation that is a part of the acquisition of Bakkt Crypto is a key growth driver for us, but that relationship may not produce the benefits that we envision.
Our failure to address these risks, or other problems encountered in connection with our past or future investments, strategic transactions, or acquisitions, could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, incremental expenses or the write-off of goodwill, any of which could harm our financial condition or results of operations, and the trading price of our Class A Common Stock could decline. For example, under the purchase agreement for the acquisition of Bakkt Crypto, we agreed to issue cash consideration of $55.0 million, up to $45 million in shares of our Class A Common Stock depending on Bakkt Crypto's achievement of certain profitability targets for the fourth quarter of 2022, and up to an additional $100.0 million in shares of our Class A Common Stock depending on Bakkt Crypto's achievement of certain financial targets through 2025. Through March 8, 2024, we have delivered approximately $9.1 million of shares of Class A Common Stock in respect of such obligations under such purchase agreement.
We may require additional capital to support the growth of our business, and such capital might not be available on acceptable terms, if at all.
We have funded our operations since inception primarily through equity financings and payments received from our platform. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. For example, in March 2024 we consummated concurrent registered direct offerings whereby we issued and sold an aggregate of 37,679,541 shares of our Class A Common Stock, warrants to purchase an aggregate of 48,898,110 shares of Class A Common Stock at an exercise price of $1.02 per share, and pre-funded warrants to purchase an aggregate of 11,218,570 shares of Class A Common Stock at an exercise price of $0.0001 per share for aggregate net proceeds of $39.7 million. We also agreed to seek stockholder approval to, among other things, issue to our majority stockholder, ICE, in a subsequent closing of the registered direct offering with ICE (the “ICE Offering”) an additional 8,772,016 shares of Class A Common Stock and warrants to purchase an aggregate of 8,772,016 shares of Class A Common Stock at an exercise price of $1.02 per share for aggregate gross proceeds of $7.6 million.
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

We may not complete the subsequent closing of the ICE Offering within the time frame we anticipate or at all, which could have an adverse effect on our business, financial results, operations and/or the market price of our Class A Common Stock.

In connection with the ICE Offering, we agreed to seek stockholder approval to, among other things, issue an additional 8,772,016 shares of Class A Common Stock and warrants to purchase 8,772,016 shares of Class A Common Stock, which could result in aggregate gross proceeds to us of approximately $7.6 million (the “Subsequent ICE Closing”).
The consummation of the Subsequent ICE Closing is subject to certain closing conditions, a number of which are not within our control, including stockholder approval of the securities issuable under the Subsequent ICE Closing. Although we have entered into a voting support agreement with ICE, pursuant to which ICE agreed, among other things, to vote in favor of proposals seeking to obtain approval of the Subsequent ICE Closing, ICE voting in support alone does not assure the outcome and we do not control whether ICE complies with such voting support agreement. In addition, the stockholder proposals approving the transactions contemplated under the Subsequent ICE Closing will be subject to a preliminary proxy statement filing, which may be subject to review by the U.S. Securities and Exchange Commission. Such review, if it occurs, may be protracted and there are no assurances that we will be able to close the Subsequent ICE Closing in the timing that we currently expect or at all. If the Subsequent ICE Closing is delayed or not consummated at all, our ongoing business and financial results may be adversely affected.
We might not be able to continue as a going concern.
We intend to use our unrestricted cash and proceeds from maturity of available-for-sale debt securities to (i) fund our day-to-day operations, including, but not limited to funding our regulatory capital requirements, compensating balance arrangements and other similar commitments, each of which is subject to change, (ii) activate new crypto clients, (iii) maintain our product development efforts, and (iv) optimize our technology infrastructure and operational support. Substantial doubt was initially raised about our ability to continue as a going concern in connection with the filing of our Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2023. In connection with the filing of subsequent amendments thereto, we disclosed that without additional equity financing we could not conclude that we could maintain our operations for a period of at least 12 months from the dates of such amendment filings. We subsequently closed on equity offerings that, when considered with management’s other plans, resulted in management concluding that, notwithstanding the initial doubt that was raised, management’s plans are currently expected to alleviate substantial doubt as of the date of this filing. However, that determination may change in the future. If we cannot continue as a viable entity, our stockholders will likely lose most or all of their investment in us.
We have experienced and may continue to experience impacts to our business as a result of our partners and customers concern regarding our ability to continue as a going concern. For example, (i) one of our partners has closed out of all customer positions, (ii) we have received inquiries from partners and prospective partners about our financial position, (iii) certain of our surety bond providers have requested additional collateral, (iv) we were required to pledge as collateral the amounts that were previously required to be maintained in a concentration account for our purchasing card facility, and (v) certain of our liquidity providers have requested updated payment arrangements. There can be no assurance that we will not experience additional adverse impacts to our business, including additional or accelerated account closures, loss of future potential business, and additional demands for cash or collateral, which, individually or in the aggregate may further impair our business and exacerbate the risks related to our ability to continue as a going concern.
Notwithstanding our conclusion that our plans alleviate substantial doubt about our ability to continue as a going concern, there is significant uncertainty associated with our expansion to new markets and the growth of our revenue base given the rapidly evolving environment associated with crypto assets. Accordingly, we cannot conclude it is probable we will be able to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital in the near future.
If we are required to raise additional funding in the future to maintain our operations, we cannot be certain that additional capital, whether through selling additional equity or debt securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current stockholders may experience dilution. For example, in our concurrent February 2024 registered direct offerings we agreed to issue up to an aggregate of 48,898,110 shares of our Class A Common Stock (or pre-funded warrants to purchase shares of Class A Common Stock in lieu thereof) and warrants to purchase up to an aggregate of 48,898,110 shares of our Class A Common Stock. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current platform expansion programs, cut operating costs, forego future development and other opportunities or even terminate our operations. In addition, even though as of the filing of this Annual Report on Form 10-K we determined that management’s plans alleviated the substantial doubt about our ability to continue as a going concern, we may be unable to recover with investors, partners and customers due to the adverse reputational effects we experienced previously or may experience in the future.

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
The experience of our senior management is a valuable asset to us. If we are unable to retain members of our core senior management team, we could experience uncertainty and significant delays or difficulty in the achievement of our development and strategic objectives and our business, financial condition and results of operations could be materially and adversely harmed. Our management team has significant experience, is responsible for many of our core competencies, and would be difficult to replace. For example, on March 18, 2024, we announced the resignation of our President and Chief Executive Officer, effective March 25, 2024, and appointment of a new President and Chief Executive Officer. Competition for senior executives in these businesses is intense, and we may not be able to attract and retain qualified personnel to replace or succeed members of our senior management team or other key personnel. Failure to retain talented senior leadership could have a material adverse effect on our business.
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
Our business and our clients’ businesses are sensitive to macroeconomic conditions. Economic factors such as interest rates, inflation, changes in monetary and related policies, market volatility (including as a result of geopolitical issues, such as the wars in Ukraine and the Middle East), consumer confidence, and unemployment rates are among the most significant factors that impact consumer spending behavior. Weak economic conditions, high interest rates, inflation or a significant deterioration in economic conditions reduce the amount of disposable income consumers have, which in turn reduces consumer spending and the willingness of consumers to accumulate and spend crypto and loyalty points or otherwise transact in such assets, which would have an adverse effect on our business, results of operations, financial condition, and future prospects. In particular, the high levels of, and increases in, inflation currently experienced in the United States could negatively impact our business by increasing our costs and reducing consumer activities necessarily to our revenue generation.
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
For example, during the fiscal year ended December 31, 2023, we recognized $60.5 million of goodwill and intangible assets impairments relating to the sustained decline in our market capitalization and failure to achieve our projected revenue growth. Further adverse changes to the timing for expected crypto product activations and declines in market capitalization could lead to additional goodwill or intangible asset impairment charges in future periods, which could be material to our results of operations. For more information on the valuation and impairment of long-lived assets, see “Critical Accounting Policies and Estimates” in Item 7 of this Annual Report on Form 10-K.
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
Numerous crypto platforms have been sued, investigated, or shut down due to fraud, manipulative practices, business failure and security breaches. In many of these instances, customers of these platforms were not compensated or made whole for their losses. For example, in May 2019, Binance, one of the world’s largest platforms, was hacked, resulting in losses of approximately $40 million, and in February 2021, Bitfinex settled a long-running legal dispute with the State of New York related to Bitfinex’s alleged misuse of over $800 million of customer assets. Further, in 2022, each of Celsius Networks, Voyager, Three Arrows Capital and FTX declared bankruptcy, resulting in a loss of confidence in participants of the crypto economy and negative publicity surrounding crypto more broadly. In August 2023, crypto asset exchange Bittrex Inc. and its co-founder and former CEO agreed to settle charges that they operated an unregistered national securities exchange, broker, and clearing agency, and agreed to make a total monetary payment of $24 million. In November 2023, three federal U.S. agencies—the U.S. Department of the Treasury, through the FinCEN and OFAC, the U.S. Department of Justice (DOJ), and the Commodity Futures Trading Commission (“CFTC”)—all announced enforcement actions against Binance. The actions announced require Binance to pay, in the aggregate, over $4.3 billion in criminal forfeiture, penalties, and fines, and also require Changpeng Zhao, the founder of Binance, to plead guilty to criminal money laundering charges.
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
Further, banks may not provide banking services, or may cut off banking services, to businesses that provide crypto-related services, which could dampen liquidity in the market and damage the public perception of crypto generally or any one crypto asset in particular, which could decrease the trading volume of crypto.
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

Crypto is controllable only by the possessor of private keys relating to the distributed ledger through which the crypto is held. While the distributed ledgers require a public key relating to a crypto asset to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the crypto asset. To the extent our private keys are lost, destroyed, or otherwise compromised and no backups of the private keys are accessible, we will be unable to access the crypto held through the distributed ledger. Any loss of private keys relating to, or hack or other compromise of, our crypto could adversely affect our consumers’ ability to access or sell their crypto and could harm consumers’ trust in us and our products. Additionally, any loss of private keys relating to, or hack or other compromise of, the distributed ledger through which third parties store crypto could have negative reputational effects on us and harm consumers’ trust in us and our products.
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
We may encounter technical issues in connection with the integration of supported crypto assets and changes and upgrades to their underlying networks, which could adversely affect our business.
In order to support any particular crypto asset, a variety of front and back-end technical and development work is required to integrate such supported crypto asset with our existing technical infrastructure. For certain crypto assets, a significant amount of development work is required and there is no guarantee that we will be able to integrate successfully with any existing or future crypto asset. In addition, such integration may introduce software errors or weaknesses into our platform, including our existing infrastructure. Even if such integration is initially successful, any number of technical changes, software upgrades, soft or hard forks, cybersecurity incidents, bugs, errors, defects or other changes to the underlying blockchain network may occur from time to time, causing incompatibility, technical issues, disruptions, or security weaknesses to our platform. If we are unable to identify, troubleshoot and resolve any such issues successfully, we may no longer be able to support such crypto assets, our customers’ assets may be frozen or lost, the security of our hot, warm, or cold wallets may be compromised, and our platform and technical infrastructure may be affected, all of which could adversely impact our business.

The blockchains on which ownership of crypto is recorded are dependent on the efforts of third parties acting in their capacity as the blockchain transaction miners or validators, and if these third parties fail to successfully perform these functions, the operation of the blockchains that record ownership of crypto could be compromised.
Blockchain miners or validators maintain the record of ownership of crypto. If these entities suffer from cyberattacks or other security incidents (whether from hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, the inadvertent transmission of computer viruses, ransomware or other malware, other forms of malicious attacks, malfeasance or negligent acts of its personnel, or via other means, including phishing attacks and other forms of social engineering), of for financial or other reasons cease to perform these functions, the functioning of the blockchains on which the ownership of a crypto asset is recorded and the valuation based may be jeopardized. Any such interruption could result in loss of crypto and/or its value.
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
Bakkt Holdings, Inc. is a holding company with no material assets other than our ownership of Opco Common Units and our managing member interest in Opco. As a result, it has no independent means of generating revenue or cash flow. Its ability to pay taxes and operating expenses, make payments under the Tax Receivable Agreement (the “Tax Receivable Agreement”) and pay dividends (if any) will depend on the financial results and cash flows of Opco and its subsidiaries and the distributions it receives from Opco. Deterioration in the financial condition, earnings or cash flow of Opco and its subsidiaries for any reason could limit or impair Opco’s ability to pay such distributions. Additionally, to the extent it needs funds and Opco and/or any of its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or Opco is otherwise unable to provide such funds, it could materially adversely affect Bakkt Holdings’ liquidity and financial condition.
Opco will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of Opco Common Units. Accordingly, we will be required to pay income taxes on our allocable share of any net taxable income of Opco. Under the terms of the Opco LLC Agreement, Opco is obligated to make certain tax distributions to holders of Opco Common Units (including us). In addition to tax expenses, we will also incur other expenses, including payment obligations under the Tax Receivable Agreement, which could be significant. We intend to cause Opco to make distributions to holders of Opco Common Units, pro rata, in aggregate amounts sufficient to cover all of our applicable income taxes, payments required to be made by us under the Tax Receivable Agreement and dividends, if any, declared by us. However, Opco’s ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, restrictions on distributions that would either violate any contract or agreement to which Opco is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering Opco insolvent. If our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement and to fund our obligations, we may be required to incur additional indebtedness to provide the liquidity needed to make such payments, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid; provided, however, that non-payment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, which could be substantial.
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
We are party to the Tax Receivable Agreement, which generally provides for the payment by us of 85% of certain net tax benefits, if any, that we realize (or in certain cases are deemed to realize) as a result of these increases in tax basis and certain other tax attributes of Opco and tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. These payments are our obligation and not an obligation of Opco. The actual increase in our allocable share of Opco’s tax basis in its assets, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges, the market price of the Class A Common Stock at the time of the exchange, the extent to which such exchanges are taxable and the amount and timing of the recognition of our income. While many of the factors that will determine the amount of payments that we will make under the Tax Receivable Agreement are outside of our control, the payments we will make under the Tax Receivable Agreement could be substantial and could have a material adverse effect on our financial condition. Estimating the amount and timing of payments that may become due under the Tax Receivable Agreement is, by its nature, imprecise. The amount and timing of any payments under the Tax Receivable Agreement are dependent upon significant future events, including those noted above in respect of estimating the amount and timing of our realization of tax benefits. The potential future tax savings that we will be deemed to realize, and the Tax Receivable Agreement payments made by us, will be calculated based on the market value of the Class A Common Stock at the time of each redemption or exchange under the Exchange Agreement and the prevailing tax rates applicable to us over the life of the Tax Receivable Agreement and will depend on us generating sufficient taxable income to realize the tax benefits that are subject to the Tax Receivable Agreement. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid; however, non-payment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, which could be substantial, as further described below. Furthermore, our future obligation to make payments under the Tax Receivable Agreement could make it a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that may be deemed realized under the Tax Receivable Agreement.
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

In 2023, we acquired Bumped, a broker-dealer registered with FINRA. Bumped is registered as a broker-dealer in 52 U.S. states and territories. As such, we are subject to regulation, examination, investigation, and disciplinary action by the SEC, FINRA, and state securities regulators, as well as other governmental authorities and self-regulatory organizations with which Bumped is registered or licensed or of which Bumped is a member. Our failure or inability to comply with any of these regulations or any regulatory action against us could adversely affect our results of operations, financial condition, or business.

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
Regulators in the United States, where we currently operate, continue to increase their scrutiny of compliance with these obligations, which may require us to further revise or expand our compliance program. For example, Division F of the National Defense Authorization Act for Fiscal Year 2021, titled the Anti-Money Laundering Act of 2020, makes significant reforms to the Bank Secrecy Act and other anti-money laundering rules. Evaluation and incorporation of changes required under Division F could result in greater costs for compliance. Furthermore, on March 2, 2022, a group of United States Senators sent the Secretary of the United States Treasury Department a letter asking Secretary Yellen to investigate its ability to enforce such sanctions vis-à-vis bitcoin, and on March 8, 2022, President Biden announced an executive order on crypto that seeks to establish a unified federal regulatory regime for crypto. We are unable to predict the nature or extent of new and proposed legislation and regulation affecting the crypto industry, or the potential impact of the use of crypto by Specially Designated Nationals or Blocked Persons, which could have material adverse effects on our business and our industry more broadly. Our failure to comply with such laws and regulations, as required by our regulators, may expose us to liability or enforcement actions.
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
We are subject to a number of laws, rules, directives and regulations (“privacy laws”) relating to the collection, use, retention, security, transfer and other processing of personal information about our consumers, employees, and other individuals (“personal data”) in the jurisdictions where we operate. Our business relies on the processing of data and the movement of data, and, as a result, much of the personal data that we process, especially financial information, may be regulated by multiple privacy laws. In many cases, these laws apply not only to third-party transactions, but also to transfers of information between or among us, our subsidiaries and other parties with which we have commercial relationships. Regulatory scrutiny of privacy, data protection and the collection, storage, use and sharing of personal data is increasing across multiple jurisdictions.
Furthermore, laws relating to privacy, data protection and cybersecurity, including with respect to the use of data in artificial intelligence and machine learning, are rapidly evolving, extensive, complex and include inconsistencies and uncertainties. Examples of recent and anticipated developments that have or could impact our business include the following:
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
•Numerous other U.S. states are considering, and in certain cases have adopted, laws similar to the CCPA. For example, legislation similar to the CCPA has been adopted in Virginia, Colorado, Utah, Connecticut, Iowa, Indiana, Montana, Tennessee, Oregon, Florida, Delaware, Texas, and New Jersey. The U.S. federal government has also considered privacy legislation. These and other new and evolving laws could have potentially conflicting requirements that would make compliance challenging.
•The United States government is considering regulating artificial intelligence and machine learning.
•The certifications we maintain and the standards we comply with, including the Payment Card Industry Data Security Standard, among others, are becoming more stringent.
These and other similar legal and regulatory developments could contribute to legal and economic uncertainty, affect how we design, market, sell and operate our platform, how our clients, customers and vendors process and share data, how we process and use data, and how we transfer personal data from one jurisdiction to another, which could negatively impact demand for our platform. We may incur substantial costs to comply with such laws and regulations, to meet the demands of our clients relating to their own compliance with applicable laws and regulations, and to establish and maintain internal policies, self-certifications and third-party certifications supporting our compliance programs. Our clients may delegate their obligations relating to these or other laws or regulations to us via contract, and may impose additional obligations upon us via contract. More generally, we may be required to expend resources to assist our clients with such compliance obligations and to comply with our contractual obligations to our clients. In addition, any actual or perceived non-compliance with applicable laws, regulations, policies, industry data protections, security standards, certifications, and other actual or alleged obligations or undertakings relating to privacy or cybersecurity could result in proceedings, investigations, or claims against us by regulatory authorities, consumers, clients, or others, leading to reputational harm, significant fines, litigation costs, damages and other liabilities. Furthermore, many foreign countries and governmental bodies have laws and regulations concerning the collection, use, processing, storage, and deletion of personal data obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. As we expand our business activities into jurisdictions beyond the United States, including as a result of the Apex acquisition our practices, offerings, or platform could fail, or be alleged to fail to meet applicable requirements in the jurisdictions in which we operate. All of these impacts could have a material adverse effect on our business, financial condition and results of operations.
We may at times fail to comply with our privacy policies or other notices or statements we may make regarding the collection, use, disclosure and other processing of personal data, including credit card information, and certain other information or may be perceived to have failed to do so. We may also not be successful in achieving compliance if our employees or vendors fail to comply with our policies, certifications, documentation, notices and statements. Such failures can subject us to potential local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices.

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
It is unclear whether the conversion to crypto of loyalty points by means of using our platform is or may become subject to information reporting by us. In our capacity as the facilitator of an exchange on which such transactions occur, we may be deemed to have certain information reporting obligations to the IRS or another taxing authority. The IRS has provided limited guidance with respect to information reporting obligations for transactions involving loyalty points or other incentives, and, absent future regulatory or administrative guidance, we expect to file information returns with the IRS for only a limited number of such transactions. There can be no assurances, however, that the IRS will not take a contrary position with respect to our information reporting obligations. If the IRS were to successfully challenge our position with respect to its information reporting obligations or if it were ultimately determined that the conversion of loyalty points to crypto is subject to information reporting obligations, we could potentially be subject to penalties for any failure to satisfy such information reporting obligations. Additionally, changes in applicable laws and administrative guidance could impose such obligations on us. For example, under the Infrastructure Investment and Jobs Act of 2021 (Pub. L. 117-58) (the “Infrastructure Act”), we may be treated as a “broker” with respect to crypto transactions we facilitate. As a result, we may be required to file certain information reports, including customer’s names and addresses, gross proceeds from sales, and any capital gains or losses to the IRS. In August 2023, the IRS published proposed regulations on tax reporting requirements for cryptocurrency brokers, which were intended to implement the changes in law enacted by the Infrastructure Act. Such changes in our tax information reporting obligations may have a negative effect on the experience of our customers and may significantly increase our compliance costs. As a result of the foregoing, our planned business model may be adversely affected or it may incur additional costs in connection therewith.
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

Because there has been limited guidance for the tax reporting or accounting of crypto and limited guidance has been provided by the IRS, it is unclear how crypto transactions or other actions related to crypto (such as forks, provision of staking rewards and other crypto incentives and rewards products or other similar items) and related tax consequences should be accounted for or reported for tax purposes. In 2014, the IRS released Notice 2014-21, IRB 2014-16, or IRS Notice, discussing certain aspects of “convertible virtual currency” (that is, crypto currency that has an equivalent value in real (or fiat) currency or that acts as a substitute for fiat currency) for U.S. federal income tax purposes. IRS stated that such crypto currency is treated as “property”, not “currency” for purposes of the rules relating to foreign currency gain or loss, and may be held as a capital asset. In 2019, the IRS released Revenue Ruling 2019-24 and a set of “Frequently Asked Questions”, or the 2019 Revenue Ruling & FAQs, that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of crypto currencies are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of crypto currency. In 2023, the IRS released Revenue Ruling 2023-14, or the 2023 Revenue Ruling, that provides a cash-method taxpayer that receives additional units of crypto from staking must include those rewards in gross income. However, the IRS Notice, the 2019 Revenue Ruling & FAQs and the 2023 Revenue Ruling do not address other significant aspects of the U.S. federal income tax treatment of crypto and related transactions. Furthermore, the accounting treatment for revenues from crypto transactions is currently under review and subject to change. Failure to properly account for and report the transactions and other items related to the crypto held by our consumers to relevant tax authorities, such as the IRS, could have negative outcomes for us and harm our reputation with consumers and others.
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
The techniques used to obtain unauthorized, improper, or illegal access to systems and information (including customers’ personal data), disable or degrade service, or sabotage systems are constantly evolving and have become very complex and sophisticated, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. We may be unable to anticipate these techniques or to implement adequate preventative measures, and any cyberattack, breach or other security incident may take longer than expected to remediate or otherwise address. Unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems or facilities through various means, including, but not limited to, hacking into our systems or facilities or those of our customers or vendors, and attempting to fraudulently induce users of our systems (including employees and customers)

into disclosing customer names, passwords, payment card information, or other sensitive information, which may in turn be used to access our information technology systems, or to steal crypto stored by our customers. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage and insider threats. Certain efforts may be supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. The Russia-Ukraine war and Israel-Hamas war, and othe geopolitical tensions and military conflicts, may increase the risks we and our vendors face from cyberattacks. Numerous and evolving cybersecurity threats, including advanced and persistent cyberattacks, cyberextortion, ransomware, denial-of-service attacks, spear phishing and social engineering schemes, the introduction of computer viruses, ransomware or other malware, and the physical destruction of all or portions of our information technology and infrastructure could compromise the confidentiality, availability and integrity of the information (including consumers’ personal data) in our systems. Although we have developed systems and processes designed to protect information we manage, prevent data loss and other security breaches and effectively respond to known and potential risks, and we expect to continue to expend significant resources to bolster these protections, there can be no assurance that these security measures will provide absolute security or have prevented or will prevent breaches, security incidents or attacks, in particular, as the frequency and sophistication of cyberattacks increases.
Our information technology and infrastructure and those of our vendors (including data center and cloud computing providers) may be vulnerable to cyberattacks, security incidents and breaches and third parties may be able to access our customers’ personal data and/or proprietary information, banking, crypto and payment card information, or other confidential, proprietary, or otherwise sensitive information, stored on or accessible through those systems. We have experienced from time to time, and may experience in the future, security incidents or breaches due to human error, malfeasance, insider threats, system errors, bugs, vulnerabilities, or other causes. Actual or perceived breaches of our or our vendors’ security could, among other things:
•interrupt our operations;
•result in our systems or services being unavailable or degraded;
•result in improper disclosure or other processing of information (including consumers’ personal data) and actual or perceived violations of applicable privacy and other laws;
•materially harm our reputation;
•result in significant liability claims, litigation, regulatory scrutiny, investigations and other proceedings, fines, penalties and other legal and financial exposure;
•cause us to incur significant remediation costs;
•lead to loss or theft of customer crypto or loyalty points and other harm to customers;
•lead to loss or theft of intellectual property;
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
Our systems and those of our service providers and clients have experienced from time to time, and may experience in the future service interruptions or degradation because of hardware and software defects or malfunctions, insider threats, human error, earthquakes, hurricanes, floods, fires and other natural disasters, power losses, disruptions in telecommunications services, fraud, geopolitical tensions, and military or political conflicts (including the Russia-Ukraine and Israel-Hamas wars), terrorist attacks, computer viruses, ransomware or other malware, or other events. We have experienced from time to time, and may experience in the future, disruptions in our systems. In addition, as a provider of payments solutions and crypto trading and custody solutions, we are subject to heightened scrutiny by regulators that may require specific business continuity, resiliency and disaster recovery plans and more rigorous testing of such plans, which may be costly and time-consuming to implement, and may divert our resources from other business priorities.
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
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements and income and expenses during the periods reported. Actual results could materially differ from those estimates and the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve those related to going concern, revenue recognition, internal-use software development costs, valuation of our stock-based compensation awards, including the determination of fair value of our common stock, accounting for income taxes, the carrying value of operating lease right-of-use assets and useful lives of long-lived assets, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our securities.
Our management has limited experience in operating a public company.
Certain of our executive officers and directors, including our incoming Chief Executive Officer, have limited experience in the management of a publicly traded company. Such limited experience in dealing with the complex laws pertaining to public companies could be a disadvantage and result in a significant amount of their time being devoted to these activities, which will result in less time being devoted to our management and growth.
If members or former members of our management engage in business activities of the types conducted by us, we may be materially adversely affected.
Certain members and former members of our management and their affiliates have in the past provided management services to other finance and technology companies that may compete with us. Certain members and former members of our management have entered into restrictive covenant agreements with non-competition provisions. If these agreements are not effective in preventing these parties from engaging in business activities that are competitive with us, it could have a material adverse effect on our business, financial condition, results of operations or prospects and our ability to make distributions to our equity holders.
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
GAAP is subject to standard setting or interpretation by the Financial Accounting Standards Board (“FASB”), the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results. For example, the accounting treatment for revenues from crypto transactions is under review and subject to change. To the extent we account for revenue from crypto transactions in a manner that is different than the manner ultimately established by the SEC and GAAP, such revenue information, and the timing of revenue recognition, could vary materially and require subsequent adjustment. Any such adjustment could materially impact our reported results of operations, which could have negative outcomes for us and harm our reputation and could affect the reporting of transactions completed before the announcement of a change.
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
We can give no assurance that material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.
Risks Related to Our Securities
Our warrants are exercisable for Class A Common Stock. Any such exercise increases the number of shares outstanding and eligible for future resale in the public market and results in dilution to our stockholders.
As of December 31, 2023, our warrants to purchase an aggregate of 7,140,814 shares of Class A Common Stock are exercisable in accordance with the terms of the warrant agreement. In addition, we have outstanding warrants to purchase up to an aggregate of 48,898,110 additional shares Class A Common Stock at an exercise price $1.02 per share and pre-funded warrants to purchase up to 11,218,570 additional shares of Class A Common Stock at an exercise price of $0.0001 per share. To the extent such warrants are exercised, additional shares of Class A Common Stock will be issued, which will result in dilution to the holders of Class A Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of Class A Common Stock.
The valuation of our warrants could increase the volatility in our net income (loss) in our consolidated statements of operations.

The change in fair value of our warrants is the result of changes in stock price and warrants outstanding at each reporting period. (Loss) gain from change in fair value of warrant liabilities represents the mark-to-market fair value adjustments to the outstanding warrants. Significant changes in our stock price or number of warrants outstanding may adversely affect our net income (loss) in our consolidated statements of operations.
We may issue additional shares of common stock or other equity securities , which would dilute stockholders’ ownership interest in us and may reduce the market price of our securities.
We may issue additional shares of our Class A Common Stock or other equity securities in the future in connection with, among other things, future acquisitions, repayment of outstanding indebtedness, the exercise of warrants issued pursuant to the Concurrent Offerings (as defined below), or grants under the 2021 Omnibus Incentive Plan, as amended (the “Equity Incentive Plan”), without stockholder approval in a number of circumstances. We may also issue, subject to obtaining stockholder approval, to ICE 8,772,016 shares of Class A Common Stock and warrants to purchase up to 8,772,016 shares of Class A Common Stock pursuant to a securities purchase agreement. The issuance of additional Class A Common Stock or other equity securities could have, among other things, one or more of the following effects:
•our existing stockholders’ proportionate ownership interest will decrease;
•the amount of cash available per share, including for payment of dividends in the future, may decrease;
•the relative voting strength of each previously outstanding share of our common stock may be diminished; and
•the market price of our Class A Common Stock and/or Warrants may decline.
We may not receive any additional funds upon the exercise of the Pre-Funded Warrants or Warrants.
Each Pre-Funded Warrant and Warrant (each as defined below) may be exercised by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of the Class A Common Stock as determined according to the formulas set forth in the Pre-Funded Warrant or Warrant. In addition, upon the occurrence of certain events, the Class 2 Warrants (as defined below) may be exercised by way of an alternative cashless exercise, allowing the holder to receive the product of (x) the aggregate number of shares subject to the alternative cashless exercise (up to the full number of shares that would be issuable upon exercise of the Class 2 Warrant in accordance with the terms of the Class 2 Warrant if such exercise were by means of a cash exercise rather than a cashless exercise) and (y) 0.5. Accordingly, we may not receive any additional funds upon the exercise of the Pre-Funded Warrants or Warrants.
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
We cannot predict the impact our dual class structure may have on the stock price of our Class A Common Stock.
We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A Common Stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. Under these policies, our dual class capital structure may make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices will not be investing in our stock. It is unclear what effect, if any, these policies will have on the valuations of publicly traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. As a result, the market price of shares of our Class A Common Stock could be adversely affected.

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
•actions by stockholders;
•the exercise of warrants to purchase our securities;
•additions and departures of key personnel;
•commencement of, or involvement in, litigation involving the combined companies;
•changes in our capital structure, such as future issuances of securities or the incurrence of debt;
•the volume of our Class A Common Stock available for public sale; and
•general economic and political conditions, such as recessions, inflation, volatility in the markets, increases in interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability, pandemics or other public health emergencies and acts of war or terrorism, such as the war in the Middle East and ongoing geopolitical tensions related to Russia’s actions in Ukraine, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions.
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
Our securities may be delisted from the New York Stock Exchange if we cannot regain compliance with the NYSE’s continued listing requirements.
On March 13, 2024, we were notified by the NYSE that we were not in compliance with Section 802.01C of the NYSE Listed Company Manual (the “Listing Rule”) because the average closing stock price of a share of our Class A Common Stock was less than $1.00 per share over a consecutive 30 trading-day period. Pursuant to the Listing Rule, we have six months following the NYSE notification to regain compliance with the Listing Rule, during which time the Company’s Class A Common Stock will continue to be listed on the NYSE. There can be no assurances that we will be able to regain compliance with the Listing Rule or any other NYSE continued listing requirements during such period, or at all.
If we do not regain compliance with the Listing Rule within six months of receipt of the NYSE notification, our securities may be delisted. If the NYSE delists our securities from trading on its exchange and we are not able to list its securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:
•a limited availability of market quotations for our securities;
•reduced liquidity for our securities;
•determination that our Class A Common Stock is a “penny stock,” which will require brokers trading in the common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•the incurrence of additional costs under state blue sky laws in connection with any sales of our securities;
•a limited amount of news and analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things, operational risks; intellectual property loss or theft; fraud; extortion; harm to employees or customers; potential litigation, regulatory investigations or other proceedings, and other legal risks; and reputational risks. We have implemented cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage such material risks.

To identify and assess material risks from cybersecurity threats, our Enterprise Risk Management program considers cybersecurity risks alongside other company risks as part of our overall risk assessment process. We perform specific cybersecurity risk assessments at least annually to identify and assess material cybersecurity threat risks, their severity, and potential mitigations. We employ a range of tools and services, including regular network and endpoint monitoring, vulnerability assessments, penetration testing, and tabletop exercises to further identify risks.
To provide for the availability of critical data and systems, address regulatory compliance requirements, manage our material risks from cybersecurity threats, and to protect against, detect, and respond to cybersecurity incidents, we undertake these activities:
•undertake an annual review of our policies and statements related to cybersecurity;
•conduct cybersecurity awareness training for all employees annually;
•conduct privileged access and incident training for employees involved in our systems and processes that handle sensitive data;
•conduct regular phishing email simulations for all employees and all contractors with access to corporate email systems to enhance awareness and responsiveness to such possible threats;
•through policy, practice and contract (as applicable), require employees, as well as applicable third parties who provide services on our behalf, to treat customer information and data with care;
•conduct tabletop exercises to simulate a response to a cybersecurity incident and use the findings to improve our processes and technologies;
•leverage the National Institute of Standards and Technology incident handling framework as the foundation of our incident response plan to help us identify, protect, detect, respond, and recover when there is an actual or potential cybersecurity incident; and
•carry information security risk insurance that provides protection against the certain potential losses arising from a cybersecurity incident.
Our incident response plan coordinates the activities we take in our efforts to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes designed to triage, assess severity, escalate, contain, investigate, and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage. We regularly engage with independent third parties to review our cybersecurity program and assess the effectiveness of our controls. These third parties include our Internal Audit department as well as external reputable and well-known firms, all of which review various aspects of our cybersecurity program, processes, and controls throughout the year.
We also maintain processes to address cybersecurity threat risks associated with our use of third-party service providers, including those who have access to our systems or data or facilities that house such systems and data. Cybersecurity considerations affect the selection and oversight of these third-party service providers. We perform diligence on these third parties and monitor cybersecurity threat risks identified through such diligence. Additionally, we generally require those third parties that we believe could introduce significant cybersecurity risk to us to agree by contract to manage their cybersecurity risks in specified ways, and be subject to certain obligations related to their cybersecurity practices.
Like other technology companies, we have faced cybersecurity incidents in the past. As of the date of this Annual Report on Form 10-K, however, we have not assessed any risks from prior cybersecurity incidents as having materially affected or being reasonably likely to materially affect us. We face risks from cybersecurity threats, including those associated with cyberattacks and security breaches and incidents, in the future. For additional information regarding whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, which disclosures are incorporated by reference herein.
Cybersecurity Governance
Cybersecurity is an important part of our risk management processes and an area of focus for our Board and management. Our Board’s Audit and Risk Committee is responsible for the oversight of risks from cybersecurity threats. At least quarterly, the entire Board receives an overview from management of our cybersecurity program and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and certain cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. The Board discusses such matters with our Chief Risk Officer (CRO) and Chief Information Security Officer (CISO). Members of the Board are also encouraged to regularly engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.
Our enterprise risk management and strategy processes are led by our CRO. Cybersecurity program management and strategy processes are led by our CISO. Such individuals have collectively over 40 years of prior work experience in various roles involving managing enterprise risk and information security, developing cybersecurity strategy, and implementing effective information and cybersecurity programs, as well as several relevant degrees and certifications, including Certified Information Security Manager, Certified Information Systems Auditor, and Certified Information Systems Security Professional. The CRO and CISO provide regular updates to the executive management team. The executive management team monitors the prevention, mitigation, detection, and remediation of cybersecurity incidents through their participation in the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. As discussed above, the CRO and CISO report to the entire Board about cybersecurity threat risks, among other cybersecurity related matters, at least quarterly.
Item 2. Properties
Facilities
We lease facilities under operating leases in Alpharetta, Georgia, one for our corporate headquarters with an expiration date in October 2032, and another for a call center with an expiration date in April 2026, in Scottsdale, Arizona, our principal customer service center with an expiration date in September 2030, and in New York, New York, our satellite corporate office with an expiration date in March 2030.
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
The results of any litigation cannot be predicted with certainty, and an unfavorable resolution in any legal proceedings could materially affect our future business, results of operations, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. For additional information on our ongoing legal proceedings, refer to Note 14 in our audited consolidated financial statements included in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosure
Not applicable.

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters, And Issuer Purchases Of Equity Securities
Market Information and Holders
Our Class A Common Stock and Public Warrants trade on NYSE under the trading symbols “BKKT” and “BKKT WS,” respectively.
As of March 18, 2024, we had 141,798,069 shares of Class A Common Stock issued and outstanding held of record by 171 holders, 179,883,479 shares of Class V Common Stock issued and outstanding held of record by 3 holders, and 7,140,808 Public Warrants issued and outstanding, each exercisable for one share of Class A Common Stock, held of record by 1 holder. There is no public market for our Class V Common Stock.
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
None.
Unregistered Sales of Equity Securities
None.
Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
The following discussion and analysis of financial condition and results of operations should be read together with our audited consolidated financial statements and the related notes included under Item 8 of this Annual Report on Form 10-K (the “audited consolidated financial statements”). References in this section to “we,” “us,” “our,” “Bakkt” or the “Company” and like terms refer to Bakkt Holdings, Inc. and its subsidiaries for the years ended December 31, 2023 and December 31, 2022, unless the context otherwise requires. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed above in “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.”
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
February 2024 Concurrent Registered Direct Offerings
On February 29, 2024, we entered into a securities purchase agreement (the “Third-Party Purchase Agreement”) with certain institutional investors (the “Third-Party Purchasers”). The consummation of the transactions contemplated by the Third-Party Purchase Agreement (the “Third-Party Closing”) occurred on March 4, 2024. At the Third-Party Closing, pursuant to the Third-Party Purchase Agreement, we issued and sold to the Third-Party Purchasers an aggregate of 34,917,532 shares of our Class A Common Stock, Class 1 Warrants (“Class 1 Warrants”) to purchase an aggregate of 23,068,051 shares of Class A Common Stock, Class 2 Warrants (“Class 2 Warrants”) to purchase an aggregate of 23,068,051 shares of Class A Common Stock and Pre-Funded Warrants (“Pre-Funded Warrants”) to purchase an aggregate of 11,218,570 shares of Class A Common Stock. As of the date of this report, holders have exercised all of the Pre-Funded Warrants. The offering of such securities was conducted in a registered direct offering (the “Third-Party Offering”). The purchase price of each share of Class A Common Stock and accompanying Class 1 Warrant or Class 2 Warrant (each, a “Warrant”) was $0.8670 and the purchase price of each Pre-Funded Warrant and accompanying Warrant was $0.8669.

In a concurrent registered direct offering (the “ICE Offering” and, together with the Third-Party Offering, the “Concurrent Offerings”), we entered into a securities purchase agreement (the “ICE Purchase Agreement” and, together with the Third-Party Purchase Agreement, the “Purchase Agreements”) with ICE, pursuant to which we agreed to sell to ICE up to 11,534,024 shares of Class A Common Stock, Class 1 Warrants to purchase up to 5,767,012 shares of Class A Common Stock, and Class 2 Warrants to purchase up to 5,767,012 shares of Class A Common Stock. The purchase price of each share of Class A Common Stock and accompanying Warrant in the ICE Offering is $0.8670.
In the ICE Offering, we closed the sale and issuance to ICE of 2,762,009 shares of Class A Common Stock, Class 1 Warrants to purchase up to 1,381,004 shares of Class A Common Stock and Class 2 Warrants to purchase up to 1,381,004 shares of Class A Common Stock, concurrently with the Third-Party Closing (the “Initial ICE Closing”). The closing of the issuance and sale of the remaining 8,772,016 shares of Class A Common Stock, Class 1 Warrants to purchase up to 4,386,008 shares of Class A Common Stock and Class 2 Warrants to purchase up to 4,386,008 shares of Class A Common Stock in the ICE Offering is conditioned on us obtaining stockholder approval for such issuances under the rules and regulations of the NYSE and other customary closing conditions.
See “Liquidity and Capital Resources” below for management’s assertions on the impact of the Concurrent Offerings on our going concern considerations.
Apex Crypto Acquisition
On April 1, 2023, we completed the acquisition of 100% of the ownership interests of Apex Crypto LLC (“Apex Crypto”) and subsequently changed the name of the legal entity to Bakkt Crypto Solutions, LLC (“Bakkt Crypto”). We are leveraging Bakkt Crypto’s proprietary trading platform and existing relationships with liquidity providers to provide a wider range of assets and competitive pricing to our customers. Our acquisition of Bakkt Crypto complements our B2B2C growth strategy by broadening our business partnerships to fintechs and neobanks. Specifically, Bakkt Crypto offers customers the ability to purchase, sell, store and, in approved jurisdictions, deposit and withdraw approved crypto assets, all from within the applications of its clients with whom customers already have a relationship. Using Bakkt Crypto’s platform, customers can purchase approved crypto assets, store crypto assets in custodial wallets, liquidate their holdings, and transfer supported crypto assets between a custodial wallet maintained by Bakkt Crypto and external wallets in certain jurisdictions, if enabled by the client.
In addition, Bakkt Crypto is in the process of developing, subject to applicable regulatory approvals, functionalities enabling transfers of supported crypto assets between registered customers, and conversion of certain loyalty and rewards points into supported crypto assets. Bakkt Crypto is also in the process of enhancing capabilities on its trading platform, including support for larger orders and recurring buys, and extending the platform to support institutional execution.
As part of our ongoing review of potential services, we continually evaluate how we can most effectively improve our platform and service offerings in a manner that is compliance with applicable governance and regulatory considerations. In such review, we may determine to stop pursuing a potential service offering in light of, among other things, revenue expectations and compliance with applicable laws. For example, following discussion with our clients we have elected to suspend the development of our Bakkt Payouts product indefinitely. Furthermore, we considered developing the capability for registered customers to transfer crypto assets to and from other registered customers within our platform but have indefinitely postponed further development and rollout of such functionality. In addition, we evaluated opportunities to offer staking, as well as opportunities to offer non-fungible tokens, and have postponed further development and rollout for both such functionalities indefinitely.
At the time our acquisition of Bakkt Crypto closed, Bakkt Crypto had agreements with more than 30 fintech clients pursuant to which the clients made Bakkt Crypto’s crypto asset trading service available to their customer base. Our acquisition of Bakkt Crypto resulted in us obtaining access to such partners. The majority of these fintech clients are also part of Apex Fintech Solutions’ client network.

The agreements with these fintech clients provide for licensing of their front-end trading platforms by Bakkt Crypto and cooperation between the parties in facilitating consumers’ transactions in crypto assets. The agreements are for a term of either one or two years and can be terminated by either party for breach or in case of a change of control. In most cases, the agreements also contain provisions giving Bakkt Crypto discretion in the choice of crypto assets offered to each client through its platform, and, in some cases, exclusivity covenants pursuant to which clients have agreed not to refer their customers to other crypto asset trading platforms.
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
Bumped Acquisition
On February 8, 2023, we acquired 100% of the units of Bumped Financial, LLC, which we subsequently renamed Bakkt Brokerage, LLC ("Bakkt Brokerage"), a broker-dealer registered with the SEC and the Financial Industry Regulatory Authority, Inc., for cash consideration of $0.6 million. Bakkt Brokerage is not engaged in any business activities at this time and we have no current plans for it to engage in future business activities.
Key Factors Affecting Our Performance
Growing Our Client Base
Our ability to increase our revenue stream depends on our ability to grow clients on our platform. We collaborate with leading brands and have built an extensive network across numerous industries including financial institutions, merchants and travel and entertainment. To date, management has been focused on building through clients within a business-to-business-to-consumer (“B2B2C”) model. Our goal is to provide these clients opportunities to leverage our capabilities either through their existing environment or by leveraging our platform. Our acquisition of Bakkt Crypto complements our B2B2C growth strategy by broadening our business partnerships to fintechs and neobanks. See “Apex Crypto Acquisition” above.
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
General Economic and Market Conditions
Our performance is impacted by the strength of the overall macroeconomic environment and crypto market conditions, which are beyond our control. Negative market conditions hinder client activity, including extended decision timelines around implementing crypto strategies. See “Crypto Market Developments” above.

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
We are seeking to bring trust and transparency to crypto. We are and will continue to be subject to laws and regulations relating to the collection, use, retention, security, and transfer of information, including the personally identifiable information of our clients and all of the users in the information chain. We have developed and frequently evaluate and update our compliance models to ensure that we are complying with applicable restrictions.
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
Safeguarding Obligation Liability and Safeguarding Asset Related to Crypto Held for Other Parties
As detailed in Note 18 to our audited consolidated financial statements included in this Annual Report on Form 10-K, upon the adoption of Staff Accounting Bulletin 121 (“SAB 121”), we recorded a safeguarding obligation liability and a corresponding safeguarding asset related to the crypto held for other parties. As of December 31, 2023, the safeguarding obligation liability related to crypto held for other parties was $701.6 million. We have taken steps to mitigate the potential risk of loss for the crypto we hold for other parties, including holding insurance coverage specifically for certain crypto incidents and using secure cold storage to store the vast majority of crypto that we hold. SAB 121 also asks us to consider the legal ownership of the crypto held for other parties, including whether the crypto held for other parties would be available to satisfy general creditor claims in the event of our bankruptcy.
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
•Crypto-enabled accounts. We define crypto-enabled accounts as the total crypto accounts open on our platform. There were 6.2 million and less than 0.1 million crypto-enabled accounts as of December 31, 2023 and December 31, 2022, respectively.
•Transacting accounts. We define transacting accounts as unique accounts that perform transactions on our platform each month. We use transacting accounts to reflect how users across our platform use the variety of services we offer, such as buying and selling crypto to facilitate everyday purchases, redeeming loyalty points for travel or merchandise, or converting loyalty points to cash or gift cards. There were 3.8 million and 3.0 million unique monthly transacting accounts during the years ended December 31, 2023 and December 31, 2022, respectively.
•Notional traded volume. We define notional traded volume as the total notional volume of transactions across crypto and loyalty platforms. The figures we use represent gross values recorded as of the order date. Notional traded volumes were $1,531.7 million and $832.3 million during the years ended December 31, 2023 and December 31, 2022, respectively.
•Assets under custody. We define assets under custody as the sum of coin quantities held by customers multiplied by the final quote for each coin on the last day of the period. Assets under custody were $701.6 million and $15.8 million as of December 31, 2023 and December 31, 2022, respectively.

Results of Operations
The following table is our consolidated statements of operations for the years ended December 31, 2023 and December 31, 2022, respectively (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Revenues:
Crypto services	$726,988	$1,745
Loyalty services, net	53,148	54,479
Total revenues	780,136	56,224
Operating expenses:
Crypto costs	718,511	1,657
Execution, clearing and brokerage fees	3,772	—
Compensation and benefits	102,042	139,049
Professional services	10,382	11,483
Technology and communication	20,837	17,079
Selling, general and administrative	33,385	35,414
Acquisition-related expenses	4,299	5,675
Depreciation and amortization	13,932	25,350
Related party expenses	3,902	1,168
Goodwill and intangible assets impairments	60,499	1,822,089
Impairment of long-lived assets	30,265	11,494
Restructuring expenses	4,608	2,336
Other operating expenses	1,592	2,343
Total operating expenses	1,008,026	2,075,137
Operating loss	(227,890)	(2,018,913)
Interest income, net	4,338	1,877
(Loss) gain from change in fair value of warrant liability	(1,571)	16,638
Other expense, net	(245)	(856)
Loss before income taxes	(225,368)	(2,001,254)
Income tax (expense) benefit	(444)	11,320
Net loss	(225,812)	(1,989,934)
Less: Net loss attributable to noncontrolling interest	(150,958)	(1,411,829)
Net loss attributable to Bakkt Holdings, Inc.	$(74,854)	$(578,105)

Net loss per share attributable to Class A common stockholders:
Basic	$(0.84)	$(8.12)
Diluted	$(0.84)	$(8.12)
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
Financial Summary
The year ended December 31, 2023 included the following notable items relative to the year ended December 31, 2022:
•Revenue increased $723.9 million primarily driven by a significant increase in crypto services revenue due to our acquisition of Bakkt Crypto; and

•Operating expenses decreased $1,067.1 million primarily driven by goodwill and intangible asset impairments recorded in the prior year, partially offset by increased crypto trading costs in connection with our acquisition of Bakkt Crypto
Revenue
Revenues consist of crypto and loyalty revenue. We earn revenue when consumers use our services to buy, sell, and store crypto and redeem loyalty points. We generate revenue across our platform in the following key areas:
•Subscription and service revenue. We receive a recurring subscription revenue stream from client platform fees as well as service revenue from software development fees and call center support.
•Transaction revenue. We generate transaction revenue from crypto buy/sell trades where we earn a spread on both legs of the transaction (reported gross) and through loyalty redemption volumes where we receive a percentage fee based on the volume (reported net of associated costs).
Our loyalty revenue has seasonality and is typically higher in the fourth quarter, driven by holiday spending and the booking of travel. Revenue generated from our crypto services had been immaterial prior to our acquisition of Bakkt Crypto; however, revenue from crypto services is now a significant driver of our business, and we expect crypto revenue to increase as we grow our client base and our customers. As a result of our acquisition of Bakkt Crypto, we expect loyalty revenue, which prior to the Bakkt Crypto acquisition was the source of substantially all of our revenue, to be a smaller percentage of overall revenue in the future as the revenue from our crypto product and service offerings grows.
Crypto Services Revenue

($ in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022	$ Change	% Change
Crypto services	$726,988	$1,745	$725,243	n/m
Crypto services revenue increased by $725.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily driven by increased crypto trading volume due to our acquisition of Bakkt Crypto.
Loyalty Services Revenue

($ in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022	$ Change	% Change
Loyalty services, net	$53,148	$54,479	$(1,331)	(2.4%)
Loyalty services revenue decreased by $1.3 million, or 2.4%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily related to reduced volume-based service revenue, partially offset by increased transaction volume.
Operating Expenses
Operating expenses consist of crypto costs, execution, clearing and brokerage fees, compensation and benefits, professional services, technology and communication expenses, selling, general and administrative expenses, acquisition-related expenses, depreciation and amortization, related party expenses, goodwill and intangible assets impairments, impairment of long-lived assets, restructuring charges, and other operating expenses.

Crypto Costs

($ in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022	$ Change	% Change
Crypto costs	$718,511	$1,657	$716,854	n/m
Crypto costs represent the gross value of crypto sold by our customers on our platform. These costs are measured at the executed price at the time of the trade. Crypto costs increased by $716.9 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, which reflects increased volume driven by our acquisition of Bakkt Crypto.
Execution, Clearing and Brokerage Fees

($ in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022	$ Change	% Change
Execution, clearing and brokerage fees	$3,772	$—	$3,772	n/m
Execution, clearing and brokerage fees primarily represent payments to clients in exchange for driving order flow to our platform. Execution, clearing and brokerage fees were $3.8 million during the year ended December 31, 2023. The increase reflects increased volume driven by our acquisition of Bakkt Crypto.
Compensation and Benefits

($ in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022	$ Change	% Change
Compensation and benefits	$102,042	$139,049	$(37,007)	(26.6%)
Compensation and benefits expense include all salaries and benefits, compensation for contract labor, incentive programs for employees, payroll taxes, share-based and unit-based compensation and other employee related costs.
Our headcount decreased year over year as we undertook restructuring actions and right sized our expense base to meet current market demand. We expect to limit future hiring and further optimize our headcount as we complete development projects on our platform. Compensation and benefits expense is a significant component of our operating expenses, and we expect this will continue to be the case. However, we expect that our compensation and benefits expenses will decrease as a percentage of our revenue over time. Compensation and benefits decreased by $37.0 million, or 26.6%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily due to decreases of $21.9 million in non-cash compensation and incentive bonuses, $10.2 million in contract labor, net of capitalized software development and $2.6 million in recruiting fees, as well as $1.8 million of non-recurring severance payments made during the year ended December 31, 2022 that were not related to the restructuring actions.
Professional Services

($ in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022	$ Change	% Change
Professional services	$10,382	$11,483	$(1,101)	(9.6%)
Professional services expense includes fees for accounting, legal and regulatory fees. Professional services decreased by $1.1 million, or 9.6%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily due to decreases of $0.9 million in audit and tax fees and $1.3 million in other professional fees, which was partially offset by an increase in legal fees of $1.0 million.

Technology and Communication

($ in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022	$ Change	% Change
Technology and communication	$20,837	$17,079	$3,758	22.0%
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
Technology and communications expense also includes fees paid for access to external market data and associated licensing costs, which may be impacted by growth in electronic contract volume, our capacity requirements, changes in the number of telecommunications hubs, and connections with customers to access our electronic platforms directly. Technology and communications expense increased by $3.8 million, or 22.0%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was primarily due to an increase in software license fees.
Selling, General and Administrative

($ in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022	$ Change	% Change
Selling, general and administrative	$33,385	$35,414	$(2,029)	(5.7%)
Selling, general and administrative expenses include marketing, advertising, business insurance, rent and occupancy, bank service charges, dues and subscriptions, travel and entertainment, rent and occupancy, and other general and administrative costs. Our marketing activities primarily consist of web-based promotional campaigns, promotional activities with clients, conferences and user events, and brand-building activities. Selling, general and administrative expenses do not include any headcount cost, which is reflected in the “Compensation and benefits” financial statement line item. We expect these costs will decrease as a percentage of our revenue in future years as we gain improved operating leverage from our projected revenue growth.
Selling, general and administrative costs decreased by $2.0 million, or 5.7%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily due to a $4.3 million reduction in marketing expenses and decreased travel and entertainment expenses of $0.3 million, partially offset by increases of $1.2 million in occupancy costs, $1.0 million in dues and subscriptions and $0.3 million in regulatory filing fees. In 2022, the majority of marketing expenses were web-based promotional campaigns associated with our direct to consumer app, which we retired in the first quarter of 2023. We expect marketing efforts going forward to reflect our B2B2C focus and we will scale investments up or down depending on market conditions and opportunities.
Acquisition-related Expenses

($ in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022	$ Change	% Change
Acquisition-related expenses	$4,299	$5,675	$(1,376)	(24.2%)
Acquisition-related expenses increased by $1.4 million, or 24.2%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. Acquisition-related expenses for the year ended December 31, 2023 primarily consisted of fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms related to the acquisitions of Bakkt Crypto and Bakkt Brokerage. Acquisition-related expenses for the year ended December 31, 2022 consisted of fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms directly related to the acquisition of Bakkt Crypto and Bakkt Brokerage. The amount and timing of acquisition-related expenses is expected to vary across periods based on potential transaction activities.
Depreciation and Amortization

($ in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022	$ Change	% Change
Depreciation and amortization	$13,932	$25,350	$(11,418)	(45.0%)
Depreciation and amortization expense consists of amortization of intangible assets from business acquisitions, internally developed software and depreciation of purchased software and computer and office equipment over their estimated useful lives. Intangible assets subject to amortization consist primarily of acquired technology and client relationships from completed acquisitions, including our acquisition of Bakkt Crypto. Depreciation and amortization decreased by $11.4 million, or 45.0%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The decrease was primarily due to lower net book values of intangible assets after impairments were recognized in 2022 and 2023.
Related Party Expenses

($ in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022	$ Change	% Change
Related party expenses	$3,902	$1,168	$2,734	234.1%
Related party expenses consist of fees for transition services agreements. Related party expenses increased by $2.7 million, or 234.1%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. The increase was due to fees associated with Bakkt Crypto's transition services agreement, as well as higher fees associated with ICE's transition services agreement.
Goodwill and Intangible Assets Impairments

($ in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022	$ Change	% Change
Goodwill and intangible assets impairments	$60,499	$1,822,089	$(1,761,590)	n/m
We recorded intangible asset impairments of $60.5 million during the year ended December 31, 2023. We recorded impairments of goodwill and other intangible assets of $1,822.1 million during the year ended December 31, 2022. Refer to Note 5 in audited our consolidated financial statements included in this Annual Report on Form 10-K for further information. Impairment of our remaining goodwill or intangible assets may occur in the future.
Impairment of long-lived assets

($ in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022	$ Change	% Change
Impairment of long-lived assets	$30,265	$11,494	$18,771	163.3%
Impairment of long-lived assets expense increased by $18.8 million, or 163.3%, for the year ended December 31, 2023 compared to the year ended December 31, 2022. During the year ended December 31, 2023, we recorded impairment charges of $12.9 million related to certain fixed assets, $8.9 million related to our right of use assets, $7.5 million related to certain internally developed software assets and $0.8 million related to other assets. During the year ended December 31, 2022, we recorded impairment charges of $8.7 million related to certain internally developed software assets pursuant to our fourth quarter impairment described in Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K and $2.8 million in unrelated charges for another software product that was cancelled prior to being placed in service. Impairment of our remaining long-lived assets may occur in the future.
Restructuring expenses

($ in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022	$ Change	% Change
Restructuring expenses	$4,608	$2,336	$2,272	97.3%
Restructuring expenses of $4.6 million for the year ended December 31, 2023 consist of severance costs as part of our business simplification initiatives to focus on capabilities with strong product market fit and scalability. Restructuring expenses of $2.3 million for the year ended December 31, 2022 consist of severance costs as part of our business simplification initiatives to focus on capabilities with strong product market fit and scalability.
(Loss) Gain from Change in Fair Value of Warrant Liability

($ in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022	$ Change	% Change
(Loss) gain from change in fair value of warrant liability	$(1,571)	$16,638	$(18,209)	(109.4%)
We recorded a loss of $1.6 million during the year ended December 31, 2023 for the change in fair value on the revaluation of our warrant liability associated with our public warrants. We recorded a gain of $16.6 million during the year ended December 31, 2022 for the change in fair value on the revaluation of our warrant liability associated with our public warrants. This is a non-cash charge and is driven by fluctuations in the market price of our warrants.
Other Expense, net

($ in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022	$ Change	% Change
Other expense, net	$(245)	$(856)	$611	(71.4%)
Other expense, net primarily consists of non-operating gains and losses. During the year ended December 31, 2023, we recorded expense of $0.4 million related to foreign currency transaction loss. During the year ended December 31, 2022, we recorded expense of $1.2 million for the loss on sale of assets, partially offset by $0.3 million of foreign currency transaction gains.
Income Tax (Expense) Benefit

($ in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022	$ Change	% Change
Income tax (expense) benefit	$(444)	$11,320	$(11,764)	(103.9%)
Income tax expense in the year ended December 31, 2023 primarily consists of current state tax expense related to certain state jurisdictions wherein we are required to file income tax returns. Income tax expense in the year ended December 31, 2022 primarily consists of $11.6 million of deferred tax benefit resulting from book-tax differences stemming from investments in Opco and its subsidiaries.

Liquidity and Capital Resources
As of December 31, 2023, we had $52.9 million and $31.8 million of cash and cash equivalents and restricted cash, respectively. Additionally, as of December 31, 2023, we had $17.4 million of available-for-sale debt securities that mature over the next four months. Cash and cash equivalents consist of cash deposits at banks and money market funds. Restricted cash is held to satisfy certain minimum capital requirements pursuant to regulatory requirements, or as collateral for insurance contracts. Restricted cash increased during 2023 primarily due to insurance collateral requirements.
As discussed above, we consummated the initial closings related to Concurrent Offerings in March 2024. As of February 29, 2024, we had $38.1 million and $36.9 million of cash and cash equivalents and restricted cash, respectively. Additionally, as of February 29, 2024, we did not have any available-for-sale debt securities. As of March 18, 2024, we have raised net proceeds from the Concurrent Offerings of approximately $40.0 million, after deducting the placement agent’s fees and estimated offering expenses payable by us, and may raise an additional $7.6 million in gross proceeds from the ICE Offering, assuming all securities are issued in the ICE Offering. Approximately $2.4 millions of proceeds from the ICE Offering were received concurrently with the closing of the Third-Party Offering.
We intend to use our unrestricted cash, inclusive of the net proceeds from the Concurrent Offerings, and proceeds from maturity of available-for-sale debt securities to (i) fund our day-to-day operations, including, but not limited to funding our regulatory capital requirements, compensating balance arrangements and other similar commitments, each of which is subject to change, (ii) activate new crypto clients, (iii) maintain our product development efforts, and (iv) optimize our technology infrastructure and operational support. We expect to leverage the team we have built to date as well as our Bakkt Crypto acquisition to execute our growth strategy. We are undertaking further strategic analysis of our headcount and expense base and will take further action to right-size both in 2024. We expect that we will be able to reduce the amount of cash that is restricted associated with regulatory capital and insurance requirements through the integration of Bakkt Crypto. Excluding the cash purchase price to acquire Bakkt Crypto, we expect our operating cash usage in 2024 (exclusive of potential acquisitions or other strategic initiatives) to decline from 2023 levels driven by the combined impact of increased revenue and expense reductions related to the completion of large-dollar investments in 2023 and benefits from restructuring actions. In addition, we may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies or intellectual property rights. However, we have no agreements or commitments with respect to any such acquisitions or investments at this time. Our expected uses of available funds are based on our present plans, objectives and business condition.
Our future cash requirements will depend on many factors, including our revenue growth rate, the timing and extent of overhead, sales and marketing expenditures to support projected growth, and our ability to limit our software development investments to features and functionality with a clear line of sight to revenue generation. We made substantial investments in our platforms in 2022 and 2023, which we expect will enable us to simplify our organization and focus on the core capabilities that are critical to our strategy.
Our losses and projected cash needs, combined with our liquidity level, raised substantial doubt about our ability to continue as a going concern. Management believes the expected impact on our liquidity and cash flows resulting from the Concurrent Offerings, entity integration and operational initiatives outlined above are probable of occurring, sufficient to enable us to meet our obligations for at least twelve months from the date the audited financial statements in this Annual Report on Form 10-K are issued and alleviate the conditions that raised substantial doubt about our ability to continue as a going concern. However, there are certain risks associated with this determination. Please see “Risk Factors - Risks Related to Our Business, Finance and Operations - We might not be able to continue as a going concern.” for more information.

The following table summarizes our cash flows for the periods presented:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Net cash used in operating activities	$(60,697)	$(117,597)
Net cash provided by (used in) investing activities:	$65,970	$(171,961)
Net cash used in financing activities:	$(2,634)	$(2,584)
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
Net cash used in operating activities of $60.7 million for the year ended December 31, 2023 was primarily related to our net loss of $225.8 million, offset by non-cash charges of $123.2 million and changes in our operating assets and liabilities of $41.9 million. The non-cash charges for the year ended December 31, 2023 primarily consisted of intangible and long-lived asset impairments of $90.8 million, share-based compensation of $15.5 million, depreciation and amortization of $13.9 million, non-cash lease expense of $3.1 million and the loss from the change in fair value of our warrant liability of $1.6 million, partially offset by the change in fair value of the contingent consideration of $3.0 million. Net cash inflows from changes in our operating assets and liabilities for the year ended December 31, 2023 resulted primarily from a $32.3 million increase in customer funds, a non-recurring return of a $15.2 million deposit with ICE Clear US, Inc., a decrease in prepaid insurance of $9.8 million, and an increase in amounts due to related parties of $2.1 million, which were partially offset by an increase in accounts payable and accrued liabilities of $8.0 million, an increase in operating lease liabilities of $3.0 million, and an increase in accounts receivable of $10.0 million.
Net cash used in operating activities of $117.6 million for the year ended December 31, 2022 was primarily related to our net loss of $1,989.9 million, offset by non-cash charges of $1,869.4 million and changes in our operating assets and liabilities of $2.9 million. The non-cash charges for the year ended December 31, 2022 primarily consisted of goodwill and intangible assets impairments of $1,822.1 million, share-based compensation of $31.6 million, depreciation and amortization of $25.4 million and impairment of long-lived assets of $11.5 million, partially offset by the gain from the change in fair value of our warrant liability of $16.6 million and deferred tax expense of $11.6 million. Net cash inflows from changes in our operating assets and liabilities for the year ended December 31, 2022 resulted primarily from a decrease in prepaid insurance of $9.4 million, an increase in operating lease liabilities of $4.2 million, and an increase in accounts payable and accrued liabilities of $0.7 million, which were partially offset by an increase in accounts receivable of $7.2 million, an increase in other assets and liabilities of $2.4 million and an decrease in deferred revenue of $2.4 million.
Investing Activities
Net cash flows provided by investing activities of $66.0 million for the year ended December 31, 2023 primarily consisted of the receipt of $185.8 million of proceeds from the sale of available-for-sale securities, partially offset by the purchase of $61.8 million of available-for-sale debt securities, $47.9 million net cash used to acquire Bakkt Crypto, $0.6 million cash used to acquire Bakkt Brokerage and $9.4 million of capitalized costs of internally developed software for our technology platforms.
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

Financing Activities
Net cash flows used in financing activities of $2.6 million for the year ended December 31, 2023 resulted from proceeds from the repurchase and retirement of Class A Common Stock of $2.6 million.
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
The TRA provides for the payment by us to exchanging holders of Bakkt Common Units of 85% of certain net income tax benefits, if any, that we realize (or in certain cases is deemed to realize) as a result of these increases in tax basis related to entering into the TRA, including tax benefits attributable to payments under the TRA. This payment obligation is an obligation of the Company and not of Bakkt. For purposes of the TRA, the cash tax savings in income tax will be computed by comparing our actual income tax liability (calculated with certain assumptions) to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the assets of Bakkt as a result of Bakkt having an election in effect under Section 754 of the Code for each taxable year in which an exchange of Bakkt Common Units for Class A Common Stock occurs and had we not entered into the TRA. Such change will be calculated under the TRA without regard to any transfers of Bakkt Common Units or distributions with respect to such Bakkt Common Units before the exchange under the Exchange Agreement to which Section 743(b) or 734(b) of the Code applies. As of December 31, 2023, 25,952,197 Opco common units were exchanged for Class A Common Stock. Based on the Company's history of taxable losses, the Company has concluded that it is not probable to expect cash tax payments in the foreseeable future and as such, no value has been recorded under the TRA.
Contractual Obligations and Commitments
The following is a summary of our significant contractual obligations and commitments as of December 31, 2023 (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Purchase obligations(1)	$6,800	$14,100	$—	$—	$20,900
Future minimum operating lease payments(2)	4,993	9,624	7,549	10,704	32,870
Total contractual obligations	11,793	23,724	7,549	10,704	53,770

(1)Represents minimum commitment payments under a four-year cloud computing arrangement and a separate five-year marketing partnership. In December 2023, we agreed to amend the cloud computing arrangement and extended the payment period for an additional year.
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
In February 2024, Bank of America reduced our credit line associated with the purchasing card facility from $35.0 million to $15.0 million, increased the payment frequency and required us to pledge as collateral the amounts which were previously required to be maintained in the concentration account.
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
We believe that Adjusted EBITDA provides relevant and useful information, which is used by management in assessing the performance of our business. Adjusted EBITDA is defined as earnings before interest, income taxes, depreciation, amortization, acquisition-related expenses, share-based and unit-based compensation expense, goodwill and intangible assets impairments, restructuring charges, changes in the fair value of our warrant liability and certain other non-

cash and/or non-recurring items that do not contribute directly to our evaluation of operating results and are not components of our core business operations. Adjusted EBITDA provides management with an understanding of earnings before the impact of investing and financing transactions and income taxes, and the effects of aforementioned items that do not reflect the ordinary earnings of our operations. This measure may be useful to an investor in evaluating our performance. Adjusted EBITDA is not a measure of our financial performance under GAAP and should not be considered as an alternative to net income (loss) or other performance measures derived in accordance with GAAP. Our definition of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies.
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
The following table presents a reconciliation of net loss, the most directly comparable GAAP operating performance measure, to our Adjusted EBITDA for each of the periods indicated (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Net loss	$(225,812)	$(1,989,934)
Depreciation and amortization	13,932	25,350
Interest income, net	(4,338)	(1,877)
Income tax expense (benefit)	444	(11,320)
EBITDA	(215,774)	(1,977,781)
Acquisition-related expenses	4,299	5,675
Share-based and unit-based compensation expense	16,761	32,114
Cancellation of common units	(13)	(185)
Loss (gain) from change in fair value of warrant liability	1,571	(16,638)
Goodwill and intangible assets impairments	60,499	1,822,089
Impairment of long-lived assets	30,265	11,494
Restructuring expenses	4,608	2,336
Transition services expense	3,902	1,168
Adjusted EBITDA loss	$(93,882)	$(119,728)
Adjusted EBITDA loss for the year ended December 31, 2023 decreased by $25.8 million, or 21.6%, as compared to the year ended December 31, 2022. The decrease was primarily due to a $15.6 million decrease in compensation and benefits expense, a $4.3 million reduction of marketing expenses and a $1.3 million reduction in professional services fees.
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
Going Concern
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
Business Combinations
We account for our business combinations using the acquisition accounting method, which requires us to determine the fair value of identifiable assets acquired and liabilities assumed, including any contingent consideration, to properly allocate the purchase price to the individual assets acquired and liabilities assumed and record any residual purchase price as goodwill in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. We identify and attribute fair values and estimated lives to the intangible assets acquired and allocate the total cost of an acquisition to the underlying net assets based on their respective estimated fair values. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and involves the use of significant estimates, including projections of future cash inflows and outflows, discount rates and asset lives. These determinations will affect the amount of amortization expense recognized in future periods. Contingent consideration is initially recorded at its fair value at the acquisition date and is revalued every financial reporting date thereafter. Adjustments to contingent consideration liabilities after the completion of acquisition accounting are recorded in the consolidated statement of operations. We base our fair value estimates on assumptions we believe are reasonable but recognize that the assumptions are inherently uncertain.
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
We recorded impairment of goodwill and other intangible assets of $60.5 million and $1,822.1 million during the years ended December 31, 2023 and December 31, 2022, respectively. See Note 5 to our audited consolidated financial statements for additional disclosures related to the impairment of goodwill and other intangible assets. The carrying value of our tradename intangible asset was equal to its fair value and our single reporting unit had no cushion on its goodwill impairment analysis immediately after the impairment was recorded. Therefore if there are further delays in our ability to execute on our strategy, negative deviations from the budgets utilized in these analyses or further declines in our market capitalization further impairment of our assets is possible.
Crypto Revenue Recognition
Bakkt Crypto offers customers the ability to purchase or sell certain crypto on its platform. Bakkt Crypto partners with a number of liquidity providers to provide customers with immediate liquidity and access to crypto. Bakkt Crypto settles with the liquidity partners on a daily basis. The contract with a customer is created when a customer agrees to execute a trade on our platform. Each customer purchase transaction includes multiple performance obligations including execution, custody of the customer's purchased crypto, and material rights for ongoing custody beyond the original contractual period. Customer sales only carry a single performance obligation which is execution of the trade. We consider the sale of customer crypto associated with delisted crypto to be revenue in the context of our contracts with customers. We own the crypto during the period of time between the customer transaction and the liquidity provider settlement and accordingly act as a principal in the arrangement. We report the gross proceeds of a sale to a customer or liquidity provider, including a spread on the market price of the crypto as revenue. Substantially all of the consideration is allocated to the execution performance obligation, which is satisfied when we record the transaction to the customer's account. Custody services are rendered over the initial contract term which we have concluded is one day. Customers have a material right to obtain additional custody services at no cost by not selling the purchased crypto, which is recognized over the period that the assets are held on our platform. The consideration allocated to the custody and material right performance obligations is estimated on the basis of a cost plus a margin approach and was not material to the year ended December 31, 2023.
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

Loyalty Redemption Platform Revenue Recognition
We host, operate and maintain a loyalty redemption platform connecting loyalty programs to ecommerce merchants allowing loyalty point holders to redeem a spectrum of loyalty currencies for crypto, merchandise and services. Our customer in these arrangements is generally the loyalty program sponsor (our client). Our contracts related to our loyalty redemption platform consist of two performance obligations: (1) access to our SaaS-based redemption platform and customer support services and (2) facilitation of order fulfillment services. We are the principal related to providing access to our redemption platform. We are acting as the agent to facilitate order fulfillment services on behalf of the loyalty program sponsor. Revenues generated from our loyalty redemption platform include the following:
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
We recorded impairment of goodwill and other intangible assets of $30.3 million and $11.5 million during the years ended December 31, 2023 and December 31, 2022, respectively. See Notes 5 and 6 to our audited consolidated financial statements for additional disclosures related to impairment of long-lived assets.
Unit-Based Compensation
Unit-based compensation expense relates to the replacement incentive units and phantom units (“participation” units) granted prior to the VIH Business Combination on October 15, 2021, that were issued to employees as purchase consideration. The replacement incentive units and participation units were measured at fair value on the Closing Date, and we recognize expense in “Compensation and benefits” in the accompanying consolidated statements of operations and comprehensive loss over the requisite service period. Additionally, we recognize variable compensation expense for participation units based on changes to the fair value of the awards at each reporting date. We elect to account for forfeitures as they occurred. See Note 11 to our audited consolidated financial statements for additional disclosures related to unit-based compensation.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our audited consolidated financial statements and accompanying notes. We base our estimates and assumptions on various judgments that we believe to be reasonable under the circumstances. The significant estimates and assumptions that affect the financial statements may include, but are not limited to, going concern, those that are related to income tax valuation allowances, useful lives of intangible assets and property, equipment and software, fair value of financial assets and liabilities, determining provision for credit losses, valuation of acquired tangible and intangible assets, the impairment of intangible assets and goodwill, and fair market value of Bakkt common units, incentive units and participation units. Actual results and outcomes may differ from management’s estimates and assumptions and such differences may be material to our audited consolidated financial statements.
Recently Issued and Adopted Accounting Pronouncements
Recently issued and adopted accounting pronouncements are described in Note 2 to our audited consolidated financial statements.
Item 7A. Qualitative And Quantitative Disclosures About Market Risk
Not applicable.

Item 8. Financial Statements And Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Bakkt Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bakkt Holdings, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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
Atlanta, GA
March 25, 2024

Bakkt Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	As of December 31, 2023	As of December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$52,882	$98,332
Restricted cash	31,838	16,500
Customer funds	32,925	591
Available-for-sale securities	17,398	141,062
Accounts receivable, net	29,664	25,306
Prepaid insurance	13,049	22,822
Safeguarding asset for crypto	701,556	15,792
Other current assets	3,332	6,060
Total current assets	882,644	326,465
Property, equipment and software, net	60	19,744
Goodwill	68,001	15,852
Intangible assets, net	2,900	55,833
Deposits with clearinghouse	159	15,150
Other assets	13,103	22,458
Total assets	$966,867	$455,502
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$55,379	$66,787
Customer funds payable	32,925	591
Deferred revenue, current	4,282	3,972
Due to related party	3,230	1,168
Safeguarding obligation for crypto	701,556	15,792
Other current liabilities	4,702	3,819
Total current liabilities	802,074	92,129
Deferred revenue, noncurrent	3,198	3,112
Warrant liability	2,356	785
Other noncurrent liabilities	23,525	23,402
Total liabilities	831,153	119,428
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock ($0.0001 par value, 750,000,000 shares authorized, 94,845,942 shares issued and outstanding as of December 31, 2023 and 80,926,843 shares issued and outstanding as of December 31, 2022)	9	8
Class V common stock ($0.0001 par value, 250,000,000 shares authorized, 180,001,606 shares issued and outstanding as of December 31, 2023 and 183,482,777 shares issued and outstanding as of December 31, 2022)	19	19
Additional paid-in capital	799,656	772,973
Accumulated other comprehensive loss	(101)	(290)
Accumulated deficit	(751,301)	(676,447)
Total stockholders' equity	48,282	96,263
Noncontrolling interest	87,432	239,811
Total equity	135,714	336,074
Total liabilities and stockholders’ equity	$966,867	$455,502

The accompanying notes are an integral part of these consolidated financial statements

Bakkt Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31, 2023	Year Ended December 31, 2022
Revenues:
Crypto services	$726,988	$1,745
Loyalty services, net	53,148	54,479
Total revenues	780,136	56,224
Operating expenses:
Crypto costs (See Note 2)	718,511	1,657
Execution, clearing and brokerage fees	3,772	—
Compensation and benefits	102,042	139,049
Professional services	10,382	11,483
Technology and communication	20,837	17,079
Selling, general and administrative	33,385	35,414
Acquisition-related expenses	4,299	5,675
Depreciation and amortization	13,932	25,350
Related party expenses	3,902	1,168
Goodwill and intangible assets impairments	60,499	1,822,089
Impairment of long-lived assets	30,265	11,494
Restructuring expenses	4,608	2,336
Other operating expenses	1,592	2,343
Total operating expenses	1,008,026	2,075,137
Operating loss	(227,890)	(2,018,913)
Interest income, net	4,338	1,877
(Loss) gain from change in fair value of warrant liability	(1,571)	16,638
Other expense, net	(245)	(856)
Loss before income taxes	(225,368)	(2,001,254)
Income tax (expense) benefit	(444)	11,320
Net loss	(225,812)	(1,989,934)
Less: Net loss attributable to noncontrolling interest	(150,958)	(1,411,829)
Net loss attributable to Bakkt Holdings, Inc.	$(74,854)	$(578,105)

Net loss per share attributable to Class A common stockholders:
Basic	$(0.84)	$(8.12)
Diluted	$(0.84)	$(8.12)
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31, 2023	Year Ended December 31, 2022
Net loss	$(225,812)	$(1,989,934)
Currency translation adjustment, net of tax	436	(850)
Unrealized gains on available-for-sale securities, net of tax	114	59
Comprehensive loss	$(225,262)	$(1,990,725)
Comprehensive loss attributable to noncontrolling interest	(150,597)	(1,412,385)
Comprehensive loss attributable to Bakkt Holdings, Inc.	$(74,665)	$(578,340)
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	$	Shares	$
Balance as of December 31, 2021	57,164,388	$6	206,271,792	$21	$566,766	$(98,342)	$(55)	$468,396	$1,825,775	$2,294,171
Share-based compensation	—	—	—	—	31,557	—	—	31,557	—	31,557
Unit-based compensation	—	—	—	—	—	—	—	—	3,847	3,847
Forfeiture and cancellation of common units	—	—	(313,144)	—	—	—	—	—	(185)	(185)
Exercise of warrants	221	—	—	—	2	—	—	2	—	2
Shares issued upon vesting of share-based awards, net of tax withholding	1,286,363	—	—	—	(2,586)	—	—	(2,586)	—	(2,586)
Exchange of Class V shares for Class A shares	22,475,871	2	(22,475,871)	(2)	177,241	—	—	177,241	(177,241)	—
Increase in deferred tax liability from step-up tax basis related to exchanges of Opco common units	—	—	—	—	(7)	—	—	(7)	—	(7)
Currency translation adjustment, net of tax	—	—	—	—	—	—	(254)	(254)	(596)	(850)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	19	19	40	59
Net loss	—	—	—	—	—	(578,105)	—	(578,105)	(1,411,829)	(1,989,934)
Balance as of December 31, 2022	80,926,843	$8	183,482,777	19	$772,973	$(676,447)	$(290)	$96,263	$239,811	$336,074
Share-based compensation	—	—	—	—	15,452	—	—	15,452	—	15,452
Unit-based compensation	—	—	—	—	—	—	—	—	1,357	1,357
Forfeiture and cancellation of common units	—	—	(4,845)	—	—	—	—	—	(13)	(13)
Shares issued upon vesting of share-based awards, net of tax withholding	4,190,368	—	—	—	(2,634)	—	—	(2,634)	—	(2,634)
Shares issued upon vesting of participation units, net of tax withholding	111,794	—	—	—	176	—	—	176	—	176
Shares issued in connection with Apex acquisition	6,140,611	1	—	—	10,563	—	—	10,564	—	10,564
Exchange of Class V shares for Class A shares	3,476,326	—	(3,476,326)	—	3,126	—	—	3,126	(3,126)	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	146	146	290	436
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	43	43	71	114
Net loss	—	—	—	—	—	(74,854)	—	(74,854)	(150,958)	(225,812)
Balance as of December 31, 2023	94,845,942	$9	180,001,606	19	$799,656	$(751,301)	$(101)	$48,282	$87,432	$135,714
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash flows from operating activities:
Net loss	$(225,812)	$(1,989,934)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	13,932	25,350
Change in fair value of contingent consideration liability	(2,952)	—
Non-cash lease expense	3,058	2,679
Share-based compensation expense	15,452	31,557
Unit-based compensation expense	1,309	557
Forfeiture and cancellation of common units	(13)	(185)
Deferred income taxes	—	(11,594)
Impairment of long-lived assets	30,265	11,494
Goodwill and intangible assets impairments	60,499	1,822,089
Loss on disposal of assets	75	3,834
Loss (gain) from change in fair value of warrant liability	1,571	(16,638)
Other	19	285
Changes in operating assets and liabilities:
Accounts receivable	(10,036)	(7,164)
Prepaid insurance	9,773	9,384
Deposits with clearinghouse	14,991	1
Accounts payable and accrued liabilities	(7,985)	744
Due to related party	2,062	551
Deferred revenue	396	(2,364)
Operating lease liabilities	(3,029)	4,150
Customer funds payable	32,334	40
Other assets and liabilities	3,394	(2,433)
Net cash used in operating activities	(60,697)	(117,597)
Cash flows from investing activities:
Capitalized internal-use software development costs and other capital expenditures	(9,433)	(30,543)
Purchase of available-for-sale securities	(61,829)	(306,593)
Proceeds from the maturity of available-for-sale securities	185,765	165,175
Acquisition of Bumped Financial, LLC	(631)	—
Acquisition of Apex Crypto LLC, net of cash acquired	(47,902)	—
Net cash provided by (used in) investing activities:	65,970	(171,961)
Cash flows from financing activities:
Repurchase and retirement of Class A common stock	(2,634)	(2,586)
Proceeds from the exercise of warrants	—	2
Net cash used in financing activities:	(2,634)	(2,584)
Effect of exchange rate changes	436	(850)
Net increase (decrease) in cash, cash equivalents, deposits, restricted cash and customer funds	3,075	(292,992)
Cash, cash equivalents, deposits, restricted cash and customer funds at the beginning of the period	115,423	408,415
Cash, cash equivalents, deposits, restricted cash and customer funds at the end of the period	$118,498	$115,423
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$239	$—
Non-cash operating lease right-of-use asset acquired	3,788	11,006
Supplemental disclosure of non-cash investing and financing activity:
Capitalized internal-use software development costs and other capital expenditures included in accounts payable and accrued liabilities	478	3,900
Reconciliation of cash, cash equivalents, deposits, restricted cash and customer funds to consolidated balance sheets:
Cash and cash equivalents	$52,882	$98,332
Restricted cash	31,838	16,500
Customer funds	32,925	591
Deposits (See Note 6)	$853	$—
Total cash, cash equivalents, deposits, restricted cash and customer funds	$118,498	$115,423
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
On April 1, 2023 we completed the acquisition of 100% of the ownership interests of Apex Crypto LLC ("Apex Crypto") and subsequently changed the name of the legal entity to Bakkt Crypto Solutions, LLC ("Bakkt Crypto"), effective June 12, 2023.
Description of Business
We provide, or are working to provide, simplified solutions focused in the following areas:
Crypto
•Custody. Our institutional-grade qualified custody solution is primarily provided by our subsidiary, Bakkt Trust Company LLC (“Bakkt Trust”), a limited purpose trust company that is supervised by the New York State Department of Financial Services (“NYDFS”) and governed by an independent Board of Managers. In connection to the acquisition of Apex Crypto, we acquired third-party custodial relationships with BitGo and Coinbase Custody, which are currently used by Bakkt Crypto for custody and coin transfers, where applicable. In addition, Bakkt Crypto also self-custodies select coins to facilitate consumer withdrawals.
•Trading. Our platform provides customers with the ability to buy, sell and store crypto via application programming interfaces or embedded web experience. We enable clients in various industries to provide their customers with the ability to transact in crypto directly in their trusted environments. We currently facilitate transactions in the crypto assets listed in the table below.

Crypto Asset	Symbol
Bitcoin	BTC
Bitcoin Cash	BCH
Dogecoin	DOGE
Ethereum	ETH
Ethereum Classic	ETC
Litecoin	LTC
Shiba Inu	SHIB
USD Coin	USDC
Bakkt Trust’s custody solution provides support to Bakkt Marketplace with respect to all crypto assets supported by the Company. Additionally, until October 2, 2023, Bakkt Trust operated, in conjunction with Intercontinental Exchange, Inc. ("ICE"), regulated infrastructure for trading, clearing, and custody services for physically-delivered bitcoin futures (See Note 8 "Related Parties" below for a description of a recent delisting of certain Bakkt Bitcoin futures and option contracts by ICE Futures U.S., Inc. ("IFUS")). Bakkt Marketplace and Bakkt Crypto each hold a New York State virtual currency license (commonly referred to as a "BitLicense"), and money transmitter licenses from all states throughout the U.S. where such licenses are required for the operation of their business, and both are registered as a money services business with the Financial Crimes Enforcement Network of the United States Department of the Treasury.
As of December 31, 2023, we offer crypto services in the U.S., Latin America and Europe. We expect to continue to pursue new markets in the future by working with our existing client base as well as targeting new clients.
Loyalty
We offer a full spectrum of supplier content through configurable, white-label e-commerce storefronts that end users can acquire via redemption of loyalty points. Our redemption catalog spans a variety of rewards categories including travel, gift cards and merchandise, including a unique Apple product and services storefront. Our travel solution offers a retail e-commerce booking platform with direct supplier integrations, as well as a U.S.-based call center for live-agent booking and servicing. Our platform provides a unified shopping experience that is built to seamlessly extend our customers’ loyalty strategies and user experience for their loyalty programs. Our platform’s functionality includes a mobile-optimized user interface, numerous configurations to support diverse program needs, promotional campaign services, comprehensive fraud protection capabilities and the ability to split payments across both loyalty points and credit cards.
2.Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying audited consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company and our subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In addition, certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements in order to conform to current presentation.
In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. The historical financial information is not necessarily indicative of our future results of operations, financial position, and cash flows.

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates and assumptions on historical experience and various judgments that we believe to be reasonable under the circumstances. The significant estimates and assumptions that affect the financial statements may include, but are not limited to, those that are related to going concern, income tax valuation allowances, useful lives and fair value of intangible assets and property, equipment and software, fair value of financial assets and liabilities, determining provision for doubtful accounts, valuation of acquired tangible and intangible assets, the impairment of intangible and long-lived assets and goodwill, and fair market value of stock-based awards. Actual results and outcomes may differ from management’s estimates and assumptions and such differences may be material to our audited consolidated financial statements.
Liquidity and Going Concern
The accompanying audited consolidated financial statements are prepared on a going concern basis in accordance with U.S. GAAP. This presentation contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described below.
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
Evaluation in conjunction with the issuance of the December 31, 2023 audited consolidated financial statements
In forecasting our expectation of cash needs for the initial ASC 205-40 evaluation, the crypto revenue growth projections exclude expansion to international retail crypto markets where such arrangements are not signed, as well as activation of new clients currently not live on our platform as of the date of release of these audited consolidated financial statements.
Substantial doubt was initially raised about our ability to continue as a going concern in connection with the filing of our Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2023. At that time we determined management’s plans were sufficient to alleviate the substantial doubt. We have incurred net losses and consumed cashflow from operations since our inception and incurred losses and consumed cash through the date of this filing in excess of our budgets, due to increased cash utilization in operations and lower realization of actual revenues. For the year ended December 31, 2023, we incurred a net loss of $225.8 million and consumed $60.7 million of cash in operations. The

Company has historically relied on its existing cash and available-for-sale securities portfolio to fund operations. As of December 31, 2023, we had $52.9 million of available cash and cash equivalents that was not restricted or required to be held for regulatory capital (see Note 13) and $17.4 million in available-for-sale securities. We do not have any long-term debt to service but have commitments under long-term cloud computing, lease and marketing contracts as described in Notes 14 and 17. We expect to continue to incur losses and consume cash for the foreseeable future. This raised substantial doubt about our ability to continue as a going concern given our present liquidity.
On February 29, 2024, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we agreed to sell and issue a combination of Class A Common Stock, Class 1 Warrants, Class 2 Warrants and Pre-Funded Warrants in a registered direct offering (the “Third-Party Offering”). In a concurrent registered direct offering (the “ICE Offering” and, together with the Third-Party Offering, the “Concurrent Offerings”) on February 29, 2024, we entered into a securities purchase agreement with ICE, pursuant to which we agreed to sell and issue a combination of Class A Common Stock, Class 1 Warrants and Class 2 Warrants. We raised net proceeds from the Third-Party Offering of approximately $37.6 million, after deducting the placement agent’s fees and estimated offering expenses payable by us, and expect to raise net proceeds from the ICE Offering of approximately $9.8 million, after deducting estimated offering expenses payable by us, assuming all securities are issued in the ICE Offering. Approximately $2.4 million of proceeds from the ICE Offering were received concurrently with the closing of the Third-Party Offering, with the remainder to be issued after we obtain stockholder approval for such issuance, subject to other customary closing conditions. We intend to use the net proceeds from the Concurrent Offerings for working capital and other general corporate purposes.
We have been executing a strategic plan to optimize our capital allocation and expense base since the fourth quarter of 2022, which has reduced our annual cash expenses year over year and which we expect will continue to reduce our cash expenses in 2024. As a part of those plans, we will continue to align headcount and employee related costs to further reduce cash expenses. We have received approval in 2024 to integrate Bakkt Marketplace and Bakkt Crypto Services to reduce regulatory capital and insurance requirements. However, it is critical to our plan to mitigate our cash burn that we significantly expand our revenue base to be able to generate a sustainable operating profit. There is significant uncertainty associated with our expansion to new markets and the growth of our revenue base given the uncertain and rapidly evolving environment associated with crypto assets. We believe that our cash, after giving effect to the net proceeds received in the Concurrent Offerings and other management plans to reduce cash expenses, short-term securities, and restricted cash will be sufficient to fund our operations for the next 12 months from the date of these financial statements. We believe the expected impact on our liquidity and cash flows resulting from the capital raise, entity integration and the operational initiatives outlined above are probable of occurring and sufficient to enable us to meet our obligations for at least twelve months from the date the financial statements are issued and alleviate the substantial doubt about our ability to continue as a going concern.
Segment Information
We have one operating and reportable segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker, who is our CEO, in deciding how to allocate resources and assessing performance. During the years ended December 31, 2023 and December 31, 2022, all material operations are within the United States. Our chief operating decision maker allocates resources and assesses performance based upon financial information at the consolidated level.
Cash and Cash Equivalents and Restricted Cash
We consider all short-term, highly liquid investments with maturities from the purchase date of three months or less to be cash equivalents. Cash equivalents consists of amounts invested in money market funds of $26.1 million and $0.2 million as of December 31, 2023 and December 31, 2022, respectively.

We classify all cash and cash equivalents that are not available for immediate or general business use as restricted. Restricted cash includes amounts set aside due to regulatory requirements or insurance collateral. Refer to Note 13 for additional information.
Customer Funds and Customer Funds Payable
Customer funds represents fiat currency deposited in bank accounts segregated from corporate funds. In accordance with state money transmitter laws, we may invest customer cash deposits in certain permissible investments. As of December 31, 2023, we had not made any such investments. We classify the assets as current since they are readily available for customer use with a corresponding customer funds payable liability.
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
Accounts Receivable and Allowance for Doubtful Accounts
We classify rights to consideration in exchange for services or goods as accounts receivable. Accounts receivable are rights to consideration that are unconditional (i.e., only the passage of time is required before payment is due). “Accounts receivable, net” includes billed and contract assets (i.e., unbilled receivables), net of an estimated allowance for doubtful accounts. We calculate the allowance using the current expected credit loss model. The allowance is based upon historical loss patterns, the number of days that billings are past due and, an evaluation of the potential risk of loss associated with delinquent accounts and incorporates the use of forward-looking information over the contractual term of our accounts receivable. Receivables are written-off and charged against our recorded allowance when we have exhausted collection efforts without success. The allowance for doubtful accounts was $0.7 million and $0.2 million as of December 31, 2023 and December 31, 2022, respectively. There were no write-offs of receivables during the years ended December 31, 2023 and December 31, 2022.
Property, Equipment and Software, Net
Property, equipment and software are stated at cost, less accumulated depreciation and amortization.
Costs related to software we develop or obtain for internal use are included in “Property, equipment and software, net” on the consolidated balance sheets. Costs incurred during the preliminary or maintenance development stage are expensed, and costs incurred during the application development stage are capitalized and are amortized over the useful life of the software.

Depreciation and amortization are computed using the straight-line method over the following estimated useful lives of assets:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Internal use software	3-7 years	3-7 years
Purchased software	3 years	3 years
Assets under finance lease	2-5 years	2-5 years
Office, furniture and equipment	7-10 years	7-10 years
Leasehold improvements	7 years	7 years
Other computer and network equipment	3 years	3 years
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
For operating leases, expense is generally recognized on a straight-line basis over the lease term and is recorded within “Selling, general and administrative” in the consolidated statements of operations. For finance leases, interest on lease liability is recognized using the effective interest method, while the ROU asset is amortized on a straight-line basis over the shorter of the useful life of the ROU asset or the lease term. Interest on lease liability is recorded within “Interest income (expense), net” in the consolidated statements of operations, and amortization of right-of-use assets is recorded within “Depreciation and amortization” in the consolidated statements of operations.
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. The period of depreciation and amortization of long-lived assets is evaluated to determine whether events or circumstances warrant revised estimates of useful lives. When indicators of impairment are present, the recoverability of our long-lived assets is determined by comparing the carrying value of the long-lived assets to the total amount of undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the estimated future undiscounted cash flows demonstrate the long-lived assets are not recoverable, an impairment loss would be calculated based on the excess of the carrying amounts of the long-lived assets over their fair value. We recorded impairment charges of $30.3 million and $11.5 million related to long-lived assets during the years ended December 31, 2023 and December 31, 2022, respectively. Refer to Note 6 for additional information.
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

For business combinations including contingent consideration, we evaluate the contractual terms to determine whether the contingency should be liability or equity classified. For liability classified contingent consideration, we evaluate the fair value of the contingent consideration each reporting period, and record the changes in the fair value through income.
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
Goodwill and Intangible Assets
Goodwill and intangible assets that have indefinite useful lives are accounted for in accordance with ASC 350, Intangibles — Goodwill and Other. We allocate the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the acquisition consideration transferred over the fair value of the net assets acquired, including other intangible assets, is recorded as goodwill. Goodwill is tested for impairment at the reporting unit level, and we are organized and operate as a single reporting unit. Goodwill and indefinite-lived intangible assets are tested at least annually or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. Our annual testing date is October 1st of each year. In assessing goodwill and intangible assets for impairment, we first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. In the qualitative assessment, we may consider factors such as economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Should we conclude that it is more likely than not that the recorded goodwill and intangible assets amounts have been impaired, we would perform the impairment test. An impairment loss is recognized in earnings if the estimated fair value of a reporting unit or indefinite lived intangible asset is less than the carrying amount of the reporting unit or intangible asset. Significant judgment is applied when goodwill and intangible assets are assessed for impairment.
Identifiable intangible assets with finite lives are amortized on a straight-line basis over their estimated useful lives and are also reviewed at least annually for impairment or more frequently if conditions exist that indicate that an asset may be impaired.

We recorded $60.5 million and $1,822.1 million of impairment charges related to goodwill and other intangible assets during the years ended December 31, 2023 and December 31, 2022, respectively. Refer to Note 5 for additional information.
Revenue Recognition
We recognize revenue when we transfer promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services.
Crypto Services
Crypto services revenues are derived from our crypto trading and custody services.
Trading: Bakkt Crypto offers customers the ability to purchase or sell certain crypto on its platform. Bakkt Crypto partners with a number of liquidity providers to provide customers with immediate liquidity and access to crypto. Bakkt Crypto settles with the liquidity partners on a daily basis. The contract with a customer is created when a customer agrees to execute a trade on our platform. Each customer purchase transaction includes multiple performance obligations including execution, custody of the customer's purchased crypto, and material rights for ongoing custody beyond the original contractual period. Customer sales only include a single performance obligation which is execution of the trade. We consider the sale of customer crypto associated with delisted crypto to be revenue in the context of our contracts with customers. We report the gross proceeds of a sale to a customer or liquidity provider, including a spread on the market price of the crypto as revenue. Substantially all of the consideration is allocated to the execution performance obligation, which is satisfied when we record the transaction to the customer's account. Custody services are rendered over the initial contract term which we have concluded is one day.
Judgment is required in determining whether the Company is the principal or the agent in our contracts with customers. We have determined that we are the principal in transactions with customers as we control the crypto during the period of time between the customer transaction and the liquidity provider settlement and we are primarily responsible for the delivery of the crypto to the customer. Accordingly, revenue associated with Bakkt Crypto’s services is presented gross in “Crypto services” revenue in our consolidated statement of operations and the cost basis of acquired cryptocurrency associated with Bakkt Crypto's services are presented gross in “Crypto costs” in our consolidated statement of operations.
Where applicable, we make payments to introducing brokers based on the transaction volume from resulting customer volume. These payments are expensed in the period they are incurred and are included in "Clearing, Execution and Brokerage Fees" on the consolidated statement of operations.
We maintain an inventory of crypto to facilitate consumer transactions if needed. We may adjust our inventory levels under our inventory policy. Sales of crypto resulting from inventory adjustments are not part of our normal course of business. Accordingly, proceeds from the sale of crypto outside of the normal course of business are included in “Other income (expense), net,” net of the cost of crypto sold, in the statements of operations. We recognized income from the sale of crypto in our inventory reserve, net of the cost of crypto sold, of $0.2 million during the year ended December 31, 2023. We did not recognize any income from inventory reserve adjustments during the year ended December 31, 2022.
Custody: For customers using Bakkt Trust’s custody services on a standalone basis, we charge a fee, which is generally based on a fixed fee and represents fixed consideration. We invoice customers on a quarterly basis. Our performance obligation related to the storage and custody of a customer’s crypto represents an obligation to provide custody services for crypto. The contract for custodial services may be terminated by the applicable institution or high net worth individual at any time upon final withdrawal of all crypto, without incurring a penalty. As a result, we believe our contracts represent day-to-day contracts with each day representing a renewal. The daily contract consists of a single performance obligation to provide custodial services, with the transaction price equal to a pro rata portion (i.e., daily) of the annual custody fee. Our performance obligation to provide custodial services meets the criterion to be satisfied over time. Revenue from our custodial services is included in “Crypto services” revenues in the statements of operations.

Bakkt Crypto’s customers have a material right to obtain additional custody services at no cost by not selling the purchased crypto, which is recognized over the period that the assets are held on our platform. The consideration allocated to the custody and material right performance obligations is estimated on the basis of a cost plus a margin approach and was not material to the years ended December 31, 2023 or December 31, 2022.
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
Safeguarding Obligation for Crypto
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
We provide custody services for Bakkt Crypto’s customers and for Bakkt Trust’s standalone custody customers. Bakkt Trust also provides custody services for Bakkt Marketplace crypto customers as described in Note 1. We do not own crypto held in a custodial capacity on behalf of our customers. We maintain the internal recordkeeping of those assets and are obligated to safeguard the assets and protect them from loss or theft. We hold the controlling majority of cryptographic key information on behalf of our Bakkt Trust custodial customers. Subcustodians used by Bakkt Crypto hold our customer cryptographic key information and are not permitted to move assets without our specific authorization.

Deferred Revenue
Deferred revenue includes amounts invoiced and collected prior to our meeting the criteria for revenue recognition. We invoice customers for service fees at the time the service is performed, and such fees are recognized as revenue over time as we satisfy our performance obligation. The portion of deferred revenue to be recognized in the succeeding twelve-month period is recorded as “Deferred revenue, current” on the consolidated balance sheets, and the remaining portion is recorded as “Deferred revenue, noncurrent” on the consolidated balance sheets. We have determined that these arrangements do not contain a significant financing component, and therefore the transaction price is not adjusted.
Compensation and Benefits
Compensation and benefits expense primarily consists of salaries and wages, bonuses, contract labor fees, share-based compensation, unit-based compensation, payroll taxes and benefits associated with the compensation of our employees, excluding share-based and unit-based compensation discussed in “Restructuring expenses” in the statements of operations.
Share-Based Compensation
Share-based compensation expense relates to the restricted stock units (“RSUs”) and performance stock units (“PSUs”) granted or outstanding during the period. Our RSUs and PSUs are measured at fair value on the date of grant and recognized as expense in “Compensation and benefits” in the statements of operations over the requisite service period. Expense is recognized on a straight-line basis for awards that vest based solely on a service condition. In addition to a service condition, PSUs provide an opportunity to receive shares based on our performance as measured against objective performance goals. We record compensation expense for PSUs on an accelerated attribution basis based on our assessment of the probable outcome of the performance conditions at each reporting period. The fair value of our RSUs and PSUs is determined as the closing price of our Class A common stock on the date of grant. We account for forfeitures as they occur. See Note 11 for additional information about share-based compensation.
Unit-Based Compensation
Unit-based compensation expense relates to the replacement incentive units and phantom units (“participation” units) granted prior to the VIH Business Combination on October 15, 2021, that were issued to employees as purchase consideration. The replacement incentive units and participation units were measured at fair value on the Closing Date, and we recognize expense in “Compensation and benefits” in the accompanying consolidated statements of operations and comprehensive loss over the requisite service period. Additionally, we recognize variable compensation expense for participation units, which historically have been classified as liabilities, based on changes to the fair value of the awards at each reporting date. We elect to account for forfeitures as they occurred. See Note 11 for additional disclosures related to unit-based compensation.
Professional Services
Professional services expenses consist of costs associated with audit, tax, legal and other professional services and are recognized as incurred.
Technology and Communication
Technology and communication expenses include costs incurred in operating and maintaining our platform, including software licenses, software maintenance and support, hosting and infrastructure costs.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of costs associated with advertising, marketing, insurance and rent. Advertising costs are expensed as incurred. Total advertising costs for the years ended December 31, 2023 and December 31, 2022, were $4.6 million and $8.8 million, respectively.
Acquisition-Related Expenses
We incur incremental costs relating to acquisitions and other strategic opportunities. This includes fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms, as well as other external costs directly related to the proposed or closed transactions. See Note 4 for additional information related to acquisition-related expenses.
Restructuring Expenses
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
Noncontrolling Interest
Bakkt Holdings, Inc. is the sole managing member of Opco and, as a result, consolidates the financial results of Opco. We report a noncontrolling interest representing the portion of Opco that we control and consolidate but do not own. We recognize each noncontrolling holder’s respective share of the estimated fair value of the net assets at the date of formation or acquisition. Noncontrolling interest is subsequently adjusted by the noncontrolling holders’ share of additional contributions, distributions and their share of the net earnings or losses of each respective consolidated entity. We allocate net income or loss to noncontrolling interest based on the weighted average ownership interest during the period. The net income or loss that is not attributable to the Company is reflected in “Net loss attributable to noncontrolling interest” in the consolidated statements of operations. Each Opco Common Unit, when coupled with one share of our Class V common stock is referred to as a “Paired Interest.” When Paired Interests are exchanged, the Company will receive a corresponding number of Opco Common Units, increasing the Company's total ownership interest in Opco. Changes in our ownership interest in Opco while we retain a controlling interest in Opco are accounted for as equity transactions. As such, future redemptions or direct exchanges or Opco Common Units by the noncontrolling members of Opco will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital.
Income Taxes
We account for deferred federal and state income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for the future tax benefits attributable to the expected utilization of existing tax net operating loss carryforwards and other types of carryforwards. If the future utilization of some portion of deferred taxes is determined to be unlikely, a valuation allowance is provided to reduce the recorded tax benefits from such assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In the event interest or penalties are incurred with respect to income tax matters, our policy will be to include such items in income tax expense. We record deferred tax assets and liabilities on a net basis on the consolidated balance sheets. We recognize interest and penalties related to uncertain tax positions in “Income tax expense” in the consolidated statements of operations.
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
As of December 31, 2023, and December 31, 2022, the three largest customer balances represented approximately 44% and 65%, respectively, of total accounts receivable.
For the year ended December 31, 2023, we had no revenue concentration with any individual customer. However, our customers are introduced to us via client relationships. For the year ended December 31, 2023 our top three Crypto clients represented approximately 86%, of Crypto revenue. One client represented over 10% of our Crypto revenue, which accounted for revenue of $529.6 million during the year ended December 31, 2023. We had no material concentration risk for the year ended December 31, 2022 as our crypto revenues were not material.
For the years ended December 31, 2023 and December 31, 2022, our top three Loyalty customers represented approximately 63% and 61%, respectively, of Loyalty net revenue. Three customers, that each represented over 10% of our Loyalty net revenue, combined to account for net revenue of $33.2 million and $33.0 million during the years ended December 31, 2023 and December 31, 2022.
Investments
We classify our investments in debt securities as available-for-sale investments. Our investments in debt securities consist of U.S. Treasury debt securities held in the custody of a major financial institution. Investments are classified as current or non-current depending on their maturity dates and when they are expected to be converted into cash.
Recently Adopted Accounting Pronouncements
We did not adopt any significant accounting pronouncements during the years ended December 31, 2023 or December 31, 2022.
Recently Issued Accounting Pronouncements Not Yet Adopted
On December 13, 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-08, which addresses the accounting and disclosure requirements for certain crypto assets. The new guidance requires entities to subsequently measure certain crypto assets at fair value, with changes in fair value recorded in net income in each reporting period. We will also be required to provide additional disclosures about the holdings of certain crypto assets. The ASU will be effective for our fiscal year 2025 including interim periods within that year. We do not believe the implementation of the ASU will have a material impact on our consolidated balance sheet or statement of operations.

We do not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.
3.Revenue from Contracts with Customers
Disaggregation of Revenue
We disaggregate revenue by service type and by platform as follows (in thousands):

Service Type	Year Ended December 31, 2023	Year Ended December 31, 2022
Transaction revenue(a)	$756,165	$29,541
Subscription and service revenue	23,971	26,683
Total revenue	$780,136	$56,224
(a)Amounts are net of rebates and incentive payments of $0.1 million and $0.6 million for the years ended December 31, 2023 and December 31, 2022, respectively. Included in these amounts are amounts earned from related parties of less than $0.1 million for both years ended December 31, 2023 and December 31, 2022, respectively.

Platform	Year Ended December 31, 2023	Year Ended December 31, 2022
Loyalty redemption platform	53,148	54,479
Crypto services(b)	726,988	1,745
Total revenue	$780,136	$56,224
(b)Amounts are net of rebates and incentive payments of $0.1 million and $0.6 million for the years ended December 31, 2023 and December 31, 2022, respectively. Included in these amounts are amounts earned from related parties of less than $0.1 million for both years ended December 31, 2023 and December 31, 2022, respectively.
We recognized revenue from foreign jurisdictions of $15.9 million and $3.8 million for the years ended December 31, 2023 and December 31, 2022, respectively.
We have one reportable segment. See Note 2 for additional information.
Deferred Revenue
Contract liabilities consist of deferred revenues for amounts invoiced prior to us meeting the criteria for revenue recognition. We invoice customers for service fees at the time the service is performed, and such fees are recognized as revenue over time as we satisfy its performance obligation. Contract liabilities are classified as “Deferred revenue, current” and “Deferred revenue, noncurrent” in our consolidated balance sheets. The activity in deferred revenue for the years ended December 31, 2023 and December 31, 2022 was as follows (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Beginning of the period contract liability	$7,084	$9,448
Revenue recognized from contract liabilities included in the beginning balance	(4,045)	(4,739)
Increases due to cash received, net of amounts recognized in revenue during the period	4,441	2,375
End of the period contract liability	$7,480	$7,084
Remaining Performance Obligations
As of December 31, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations related to partially completed contracts was $21.6 million, comprised of $14.1 million of subscription fees and $7.5 million of service fees that are deferred. We will recognize our subscription fees as revenue over a weighted-average period of 25 months (ranges from 2 months – 33 months) and our service fees as revenue over a weighted-average period of 36 months.
As of December 31, 2022, the aggregate amount of the transaction price allocated to the remaining performance obligations related to partially completed contracts is $27.5 million, comprised of $20.4 million of subscription fees and $7.1 million of service fees that are deferred. We will recognize our subscription fees as revenue over a weighted-average period of 35 months (ranges from 2 months – 45 months) and our service fees as revenue over a weighted-average period of 23 months.
Contract Costs
For the years ended December 31, 2023 and December 31, 2022, we did not incur any incremental costs to obtain and/or fulfill contracts with customers, respectively.
4.Business Combinations and Asset Acquisition
Apex Crypto
On April 1, 2023 we completed the acquisition of 100% of the ownership interests of Apex Crypto. We recognized goodwill from the acquisition due to the assembled, experienced workforce and anticipated growth we expect to achieve from Apex Crypto’s sales pipeline and product capabilities. The total consideration as measured at April 1, 2023 included $55.0 million in cash, approximately $10.5 million in Class A common stock payable based on Apex Crypto’s performance in the fourth quarter of 2022, and $11.8 million of cash paid for net working capital, which was predominantly cash held in banks. In addition, we may pay up to $100.0 million of our Class A common stock as additional consideration depending on Apex Crypto’s achievement of certain financial targets through 2025 (the "contingent consideration"). As part of the purchase price allocation the value of the contingent consideration was estimated to be $2.9 million.
The following is a reconciliation of the fair value of consideration transferred in the acquisition to the fair value of the assets acquired and liabilities assumed.

($ in millions)
Cash consideration paid	55.0
Cash paid for working capital and cash	11.8
Class A common stock at transaction close	10.5
Estimated fair value of Class A common stock contingent consideration	2.9
Total consideration	$80.2
Current assets	31.8
Safeguarding asset for crypto	689.3
Non-current assets	0.3
Intangible assets - developed technology	5.6
Intangible assets - customer relationships	10.2
Goodwill	52.0
Current liabilities	(19.7)
Safeguarding obligation for crypto	(689.3)
Net assets acquired	$80.2
The above fair values are as of the acquisition date. The acquired intangible assets and goodwill required the use of significant unobservable inputs including client activation forecasts, expectations about customer trading volume and frequency, customer attrition rates, and estimated useful lives of acquired technology and discount rates (level 3 inputs). The acquired customer relationships were valued using a multi-period excess earnings model. The acquired developed technology was valued using a relief from royalty method. Acquired crypto safeguarding asset and obligation were valued based on the midpoint of a bid-ask spread as of the acquisition date (level 2 inputs). Other assets and liabilities were carried over at their acquired costs which was not materially different than their fair values.
The contingent consideration payable in Class A common stock to Apex Crypto's former owners based on the performance of the business in the 2023-2025 annual periods was estimated using a Monte Carlo model given the range of possible outcomes.As of December 31, 2023, we determined the value of the contingent consideration was zero, based on our forward-looking projections and minimum profit requirements associated with the earnout and reversed the accrual through acquisition expenses.
Revenue generated by Apex Crypto from the acquisition date through December 31, 2023 was $725.9 million, and is included in the Company's statements of operations. Net loss generated by Apex Crypto from the acquisition date through December 31, 2023 was $39.9 million, and is included in the Company's statements of operations.
The following unaudited pro forma financial information presents the Company's results of operations as if the acquisition of Apex Crypto had occurred on January 1, 2022. The unaudited pro forma financial information as presented below is for illustrative purposes and does not purport to represent what the results of operations would actually have been if the acquisition of Apex Crypto occurred as of the date indicated or what the results would be for any future periods. The unaudited pro forma results reflect the step-up amortization adjustments for the fair value of intangible assets acquired, acquisition-related expenses, and share-based compensation expense for newly issued restricted stock units. Proforma revenue for the years ended December 31, 2023 and December 31, 2022 would be $1,225.5 million and $3,127.7 million, respectively. Proforma net loss for the years ended December 31, 2023 and December 31, 2022 would be $219.5 million and $2,004.1 million, respectively.
Subsequent to the acquisition, we changed the name of Apex Crypto to Bakkt Crypto Solutions, LLC ("Bakkt Crypto").
Bumped Acquisition
On February 8, 2023, we acquired 100% of the units of Bumped Financial, LLC, which we subsequently renamed Bakkt Brokerage, LLC ("Bakkt Brokerage"), a broker-dealer registered with the SEC and the Financial Industry Regulatory

Authority, Inc., for cash consideration of $0.6 million. Because of the limited scope of its historical operations, we determined that substantially all of the purchase consideration in the transaction would be allocated to the in-place licenses Bakkt Brokerage held and as such, have accounted for this as an asset acquisition.
5.Goodwill and Intangible Assets, Net
Changes in goodwill consisted of the following (in thousands):

Balance as of December 31, 2022	15,852
Apex acquisition	52,149
Impairment	—
Balance as of December 31, 2023	$68,001
Impairment Analyses Performed During The Year Ended December 31, 2023
During the third quarter of 2023, we concluded it was more likely than not the fair value of our equity was lower than book basis as of September 30, 2023, and our indefinite-lived intangible assets, long-lived assets and goodwill should be evaluated for impairment as of September 30, 2023. Our conclusion was based on several determinative factors, including the sustained decline in our market capitalization as of September 30, 2023 and failure to achieve our projected growth. We conducted a quantitative test for our various long-lived asset groups, indefinite lived intangible assets and single reporting unit's goodwill. We concluded in the quantitative assessment that the fair value of our loyalty-related customer relationships and developed technology and our trademark/trade name indefinite-lived intangible asset fell below their carrying values as of September 30, 2023 and recorded impairments within “Goodwill and intangible assets impairments” on the consolidated statement of operations of $16.6 million, $3.1 million and $3.7 million, respectively. No impairment of other long-lived assets was indicated. No goodwill impairment was indicated by the quantitative assessment.
Our September 30, 2023 goodwill impairment analyses involved the use of a market approach and an income approach, with equal weighting given to both approaches. The market approach valuation was derived from metrics of publicly traded companies, which are Level 2 inputs. A significant judgment in using the market approach included the selection of comparable businesses with consideration of risk profiles, size, geography, and business operations. Significant assumptions used in the income approach included growth (revenue, earnings before interest, taxes, depreciation, and amortization ("EBITDA") and earnings before interest and taxes ("EBIT") margin, and terminal value) and discount rates. We used historical performance and management estimates of future performance to estimate margins and revenue growth rates. Our growth rates and margins are impacted significantly by our ability to grow crypto trading volumes and our ability to expand to international markets. The income approach utilized our projected cash flow estimates to determine fair value, which were unobservable, Level 3 inputs. Unobservable inputs are used to measure fair value to the extent that relevant observable inputs are not available. We developed our estimates using the best information available as of September 30, 2023 and in consultation with third party valuation specialists. We used discount rates that were intended to be commensurate with the risks and uncertainty inherent in our business. Assumptions used, such as forecasted growth rates, capital expenditures, and our cost of capital, were consistent with our internal projections and operating plans as of September 30, 2023.
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

The discount rate used in the valuations described above ranged from 13.5% (used in the loyalty asset group valuations) to 35% (used in the crypto services asset group valuations). The crypto services discount rate increased by approximately 400 basis points from the rate used in the Apex Crypto acquisition described in Note 4 due to the additional uncertainty around our international expansion. The discount rate used in the income approach in the goodwill quantitative test and the valuation of the trademark/tradename indefinite-lived intangible asset was a weighted average 25%.
During the fourth quarter of 2023, we determined we would not be able to continue as a going concern for twelve months subsequent to the expected release of the 2023 financial statements absent additional equity financing. We determined this was a triggering event and conducted an additional impairment analysis on our indefinite-lived intangible assets, long-lived assets and goodwill. We determined the carrying value of our tradename exceeded its fair value by approximately $1.4 million and recognized a corresponding impairment loss. The fair value inputs associated with the tradename impairment loss are consistent with those described above, updated for revenue growth consistent with that observed since our impairment analysis performed as of the period ended September 30, 2023.
The undiscounted and discounted cashflow analyses conducted for the loyalty asset group indicated that its limited prospects for growth resulted in full impairment of the loyalty intangible and long-lived assets (Level 3 inputs). Accordingly we recognized impairment losses associated with the acquired customer relationships, developed technology, property plant and equipment, and prepaid customer acquisition costs of $16.7 million, $8.6 million, $1.9 million, and $4.4 million, respectively. The right of use assets associated with the leased properties in the loyalty asset group were also impaired based on a fair market value analysis considering a hypothetical sublease of these properties (Level 2 inputs), resulting in an additional impairment loss of $4.5 million.
The undiscounted and discounted cashflow analyses conducted for the crypto asset group used revenue projections that assumed retail trading and engagement metrics would remain at average 2023 levels for a significant period of time and limited the growth associated with our international expansion and institutional businesses given their limited performance track record (Level 3 inputs). The discounted cash flow impairment analysis indicated the acquired customer relationships, developed technology, property, plant and equipment, and licenses were fully impaired, resulting in impairment losses of $9.4 million, $8.0 million, $11.0 million, and $0.6 million, respectively. Certain right of use assets associated with leased properties were also impaired based on a fair market value analysis considering a hypothetical sublease of these properties (level 2 inputs), resulting in an additional impairment loss of $4.4 million.
After giving effect to the above impairments, we determined that goodwill was not impaired based on a comparison of the remaining book value of equity to our market capitalization. We considered the existence of material nonpublic information as of December 31, 2023 related to going concern risk, the Concurrent Offerings, and subsequent declines in our market capitalization once the going concern risk was disclosed, in reaching this conclusion (Level 3 inputs). Further declines in our market capitalization or the failure to execute on business objectives could result in future goodwill or intangible asset impairments.
Impairment Analyses Performed During The Year Ended December 31, 2022
During the third quarter of 2022, we commenced our annual strategic planning process which included updating expected crypto product activations in light of the crypto market volatility and elongation of decision timeframes for activations of crypto strategy by our clients. We assessed the changes in circumstances that occurred during the period ended September 30, 2022 to determine if it was more likely than not that the fair values of any indefinite-lived intangible assets, long-lived assets or goodwill were below their carrying amounts. Several determinative factors, including the elongated timing for expected crypto product activations and the sustained decline in our market capitalization, led us to conclude that it was more likely than not that the fair value of our equity was lower than book basis as of September 30, 2022, and our indefinite-lived intangible assets, long-lived assets and goodwill should be evaluated for impairment as of September 30, 2022. We then performed quantitative impairment tests of the indefinite-lived intangible assets, long-lived assets, and goodwill.

After assessing the totality of circumstances and giving effect to the indefinite-lived intangible asset impairment described below, we concluded that the carrying value of our reporting unit exceeded its fair value and recorded a goodwill impairment of $1,389.9 million.
During the fourth quarter of 2022 a number of high-profile bankruptcies among crypto companies exacerbated the volatility in the market for our services we observed earlier in the year. This created a further depression of our stock price and created additional uncertainty about our ability to achieve the growth we expected when the impairment test as of September 30, 2022 was performed. Accordingly, we concluded our indefnite-lived intangible assets, long-lived assets and goodwill should be quantitatively tested for impairment as of December 31, 2022.
We concluded the carrying value of the reporting unit exceeded its fair value and recorded an incremental goodwill impairment of $121.4 million.
Our goodwill impairment analyses involved the use of a market approach and an income approach, with equal weighting given to both approaches. The market approach valuation was derived from metrics of publicly traded companies, which are Level 2 inputs. A significant judgment in using the market approach includes the selection of comparable businesses with consideration of risk profiles, size, geography, and business operations. Significant assumptions used in the income approach include growth (revenue, earnings before interest, taxes, depreciation, and amortization (EBITDA) and earnings before interest and taxes (“EBIT”) margin, and terminal value) and discount rates. We used historical performance and management estimates of future performance to estimate margins and revenue growth rates. Our growth rates and margins are impacted significantly by our ability to grow loyalty redemption transactions, crypto trading volumes and subscription services. The income approach utilized our projected cash flow estimates to determine fair value, which were unobservable, Level 3 inputs. Unobservable inputs are used to measure fair value to the extent that relevant observable inputs are not available. We developed our estimates using the best information available at the time and in consultation with third party valuation specialists. We used discount rates that were intended to be commensurate with the risks and uncertainty inherent in our business. Assumptions used, such as forecasted growth rates, capital expenditures, and our cost of capital, are consistent with our internal projections and operating plans at the time. Changes in our estimates or any of our other assumptions used in our analysis could result in a different conclusion. Further declines in our market capitalization or the failure to execute on business objectives could result in future goodwill or intangible asset impairments.
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
The discount rate used in the valuations conducted during 2022 was 15.5%, which was 400 basis points higher than the discount rate assumed in the valuation of these intangibles for the VIH Business Combination. The higher discount rate reflects the higher risk-free rate and beta observed as of September 30, 2022 and December 31, 2022 as compared to the October 15, 2021 VIH Business Combination valuation date.
Our goodwill was not impacted by foreign currency translation during the year ended December 31, 2023. Our goodwill was impacted by foreign currency translation of less than $0.1 million during the year ended December 31, 2022.
Intangible assets consisted of the following (in thousands):

	December 31, 2023
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Licenses	Indefinite	$611	$—	$(611)	$—
Trademarks / trade names	Indefinite	8,000	—	(5,100)	2,900
Technology	5	18,360	(6,234)	(12,126)	—
Customer relationships	8.4	55,170	(12,508)	(42,662)	—
Total		$82,141	$(18,742)	$(60,499)	$2,900

	December 31, 2022
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Licenses	Indefinite	$241,320	$—	$(241,320)	$—
Trademarks / trade names	Indefinite	39,470	—	(31,470)	8,000
Technology	4.2	67,310	(19,605)	(38,035)	9,670
Customer relationships	8	44,970	(6,807)	—	38,163
Total		$393,070	$(26,412)	$(310,825)	$55,833
Amortization of intangible assets for the years ended December 31, 2023 and December 31, 2022 was $8.8 million and $21.8 million, respectively, and is included in “Depreciation and amortization” in the consolidated statements of operations.
Estimated future amortization for definite-lived intangible assets as of December 31, 2023 is zero as our finite lived intangible assets have been fully impaired.
Intangible assets also include crypto we own, which are accounted for as indefinite-lived intangible assets and are initially measured at cost (under a first-in, first-out basis) under the guidance in ASC 350 Intangibles - Goodwill and Other. These assets are not amortized, but assessed for impairment continually given the volatility of markets for these assets. Impairment exists when the carrying amount exceeds its fair value. The fair value of crypto is determined as the lowest price of executed transactions during the measurement or holding period using the quoted price of the crypto in our principal market. The carrying amount of a crypto asset after its impairment becomes its new cost basis. Impairment losses are not reversible or recoverable and are included in “Crypto costs” in the consolidated statement of operations. Impairment losses were not material for the years ended December 31, 2023 and December 31, 2022. Our owned crypto are typically liquidated on a daily basis during the fulfillment of customer orders and settlement with our liquidity providers. We classify cash flows from crypto within cash flows from operating activities.

6.Consolidated Balance Sheet Components
Accounts Receivable, Net
Accounts receivable, net consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Trade accounts receivable	$14,987	$16,284
Customers, clients and liquidity providers	4,121	—
Unbilled receivables	6,125	—
Deposits	939	6,445
Other receivables	4,223	2,787
Total accounts receivable	30,395	25,516
Less: Allowance for doubtful accounts	(731)	(210)
Total	$29,664	$25,306
Deposits includes cash, as noted on the consolidated statements of cash flows, at clearing agencies used to settle customer transactions. Amounts payable and receivable to our liquidity providers are reported net by counterparty when the right of offset exists.
Other Current Assets
Other current assets consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Prepaid expenses	$3,307	$6,060
Other	25	—
Total	$3,332	$6,060
Property, Equipment and Software, Net
Property, equipment and software, net consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Internal-use software	$—	$4,383
Purchased software	—	99
Office furniture and equipment	—	2,303
Other computer and network equipment	800	4,732
Leasehold improvements	—	10,102
Property, equipment and software, gross	800	21,619
Less: accumulated amortization and depreciation.	(740)	(1,875)
Total	$60	$19,744
For the years ended December 31, 2023 and December 31, 2022, depreciation and amortization expense related to property, equipment and software amounted to $5.1 million and $3.5 million, respectively, of which $1.8 million and $1.7 million, respectively, related to amortization expense of capitalized internal-use software placed in service.
The Company conducted a quantitative impairment test of long-lived assets as of December 31, 2023 and concluded certain leasehold improvements, office furniture and equipment and internal use software were fully impaired. An impairment charge of $21.3 million was recognized in “Impairment of long-lived assets” in the consolidated statements of operations. Significant judgments in this analysis include the division of long-lived assets into asset groups and cashflow assumptions that are consistent with the inputs used in the income approach for the goodwill impairment analysis. See Note 5 for additional information.
The Company conducted a quantitative impairment test of long-lived assets as of December 31, 2022 and concluded certain internal use software was fully impaired. An impairment charge of $8.7 million was recognized in “Impairment of long-lived assets” in the consolidated statements of operations. Significant judgments in this analysis include the division of long-lived assets into asset groups and cashflow assumptions that are consistent with the inputs used in the income approach for the goodwill impairment analysis.
Deposits with Clearinghouse
Total deposits at clearinghouses amounted to $0.2 million and $15.2 million as of December 31, 2023 and December 31, 2022, respectively. Deposits with clearinghouse historically have primarily consisted of the ICE Clear US, Inc. ("ICUS") default resource contribution; however, as described further in Note 8, ICUS returned the contribution on September 29, 2023, as a result of the recent delisting of Bakkt Bitcoin futures and option contracts by IFUS.
Other Assets
Other assets consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Operating lease right-of-use assets	$11,456	$19,632
Other	1,647	2,826
Total	$13,103	$22,458
The Company conducted a quantitative impairment test of long-lived assets as of December 31, 2023 and concluded certain right-of-use assets were fully impaired, while certain other right-of-use assets were partially impaired. An impairment charge of $8.9 million was recognized in “Impairment of long-lived assets” in the consolidated statements of operations. Significant judgments in this analysis include the division of long-lived assets into asset groups, discount rates and the market comparable properties included in the hypothetical sublease analysis (Level 2 inputs).
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Accounts payable	$14,925	$25,975
Payables to clients and customers	4,906	—
Accrued expenses	15,970	15,537
Purchasing card payable	11,830	10,686
Salaries and benefits payable	4,442	13,926
Loyalty revenue share liability	2,686	43
Other	620	620
Total	$55,379	$66,787

Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Participation units liability, current	$—	$275
Current maturities of operating lease liability	3,636	3,014
Other	1,066	530
Total	$4,702	$3,819
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Operating lease liability, noncurrent	$23,525	$23,402
Total	$23,525	$23,402
Amounts receivable and payable included in the tables above related to our crypto transactions pending settlement with our customers and liquidity providers were settled in early 2024 in amounts consistent with those reflected above.
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
The TRA provides for the payment by us to exchanging holders of Opco common units of 85% of certain net income tax benefits, if any, that we realize (or in certain cases is deemed to realize) as a result of these increases in tax basis related to entering into the TRA, including tax benefits attributable to payments under the TRA. This payment obligation is an obligation of the Company and not of Opco. For purposes of the TRA, the cash tax savings in income tax will be computed by comparing our actual income tax liability (calculated with certain assumptions) to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the assets of Opco as a result of Opco having an election in effect under Section 754 of the Code for each taxable year in which an exchange of Opco common units for Class A common stock occurs and had we not entered into the TRA. Such change will be calculated under the TRA without regard to any transfers of Opco common units or distributions with respect to such Opco common units before the exchange under the Exchange Agreement to which Section 743(b) or 734(b) of the Code applies. As of December 31, 2023, 25,952,197 Opco common units were exchanged for Class A common stock. Refer to Note 14 regarding the contingency related to the TRA.

8.Related Parties
ICE Management and Technical Support
Upon consummation of the VIH Business Combination, we entered into a Transition Services Agreement (the “ICE TSA”) with ICE, pursuant to which ICE provides insurance, digital warehouse, data center, technical support, and other transition-related services in exchange for quarterly service fees payable by us. We recognized $2.8 million and $1.2 million of expense related to the ICE TSA for the years ended December 31, 2023 and December 31, 2022, respectively, which are reflected as “Related party expenses” in the consolidated statements of operations. As of December 31, 2023 and December 31, 2022, we had $3.0 million and $1.2 million, respectively, reflected as “Due to related party” in the consolidated balance sheets related to the ICE TSA. The agreement terminated in December 2023.
Triparty Agreement
The Digital Currency Trading, Clearing, and Warehouse Services Agreement ("Triparty Agreement") provided for IFUS to list for trading one or more digital currency futures and/or options contracts, and for ICUS to serve as the clearing house to provide central counterparty and ancillary services for such contracts.
Effective July 28, 2023, IFUS delisted all Bakkt Bitcoin futures contracts other than the August and September 2023 expiry months, and also delisted all Bakkt Bitcoin Option contracts. Following the delisting, no new Bakkt Bitcoin futures or option expiry months were listed for trading. The August and September 2023 expiry months continued to be listed for trading through their regular last trading days, which were August 24 and September 28, 2023 respectively. No material revenues associated with the Triparty Agreement were recognized during the years ended December 31, 2023 and December 31, 2022, respectively. The Triparty Agreement also required Bakkt Trust to make, and, subject to certain limits, to replenish as needed a contribution to ICUS, to be used by ICUS in accordance with the ICUS rules. On September 29, 2023, ICUS returned the Company's $15.2 million contribution, and effective October 2, 2023, the parties terminated the Triparty Agreement. The contribution requirement was $15.2 million as of December 31, 2022. The contribution was reflected as “Deposits with clearinghouse” in the consolidated balance sheets.
Apex Crypto Technical Support
In connection with our acquisition of Apex Crypto, we entered into a Transition Services Agreement (the “Apex TSA”) with Apex Fintech Solutions, Inc. ("AFS"), pursuant to which AFS provides technical support and other transition-related services in exchange for quarterly service fees payable by us. We recognized $1.1 million of expense related to the Apex TSA during the year ended December 31, 2023, which is reflected as “Related party expenses” in the consolidated statements of operations. As of December 31, 2023, we had $0.2 million reflected as “Due to related party” in the consolidated balance sheets related to the Apex TSA.
9.Warrants
As of December 31, 2023 and December 31, 2022, there were 7,140,808 public warrants outstanding, respectively. Public warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of a public warrant. Each warrant entitles its holders to purchase one share of Class A common stock at an exercise price of $11.50 per share. The public warrants became exercisable on November 15, 2021. The public warrants will expire on October 15, 2026, or earlier upon redemption or liquidation. We may redeem the outstanding warrants when various conditions are met, such as specific stock prices, as detailed in the specific warrant agreements. The warrants are recorded as a liability and reflected as “Warrant liability” in the consolidated balance sheets.
During the year ended December 31, 2023, we did not issue any shares of Class A common stock in exchange for the exercise of public warrants, nor did we receive any proceeds from the exercise of the public warrants. During the year ended December 31, 2022, we issued 221 shares of Class A common stock in exchange for the exercise of 221 public warrants. We received less than $0.1 million in proceeds from the exercise of the public warrants. We recognized a loss from the change in fair value of the warrant liability during the year ended December 31, 2023 of $1.6 million, which is reflected in “(Loss) gain from change in fair value of warrant liability” in the consolidated statements of operations. We recognized a gain from the change in fair value of the warrant liability during the year ended December 31, 2022 of $16.6 million, which is reflected in “(Loss) gain from change in fair value of warrant liability” in the consolidated statements of operations.
10.Stockholders’ Equity
Preferred Stock
We are authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The holders of a series of preferred stock shall be entitled only to such voting rights as shall expressly be granted thereto by the Certificate of Incorporation (including any certificate of designation relating to such series of preferred stock). As of December 31, 2023, no shares of preferred stock have been issued.
Common Stock
Class A Common Stock
We are authorized to issue 750,000,000 shares with a par value of $0.0001 per share. Each holder of record of Class A common stock is entitled to one vote for each share of Class A common stock held on all matters on which stockholders generally or holders of Class A common stock as a separate class are entitled to vote, including the election or removal of directors (whether voting separately as a class or together with one or more classes of our capital stock). As of December 31, 2023 and December 31, 2022, there were 94,845,942 and 80,926,843 shares of Class A common stock issued and outstanding, respectively.
Dividends
Subject to preferences that may be applicable to any outstanding preferred stock, the holders of shares of Class A common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by our Board out of funds legally available therefor. As of December 31, 2023, no dividends have been declared.
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
Class V Common Stock
We are authorized to issue 250,000,000 shares with par value $0.0001 per share. These shares have no economic value but entitle the holder to one vote per share. Paired Interests may be exchanged for one share of our Class A common stock or a cash amount in accordance with the Third Amended and Restated Limited Liability Company Agreement of Opco and the Amended and Restated Exchange Agreement. Holders of Paired Interests became eligible on April 16, 2022 under the Exchange Agreement to exchange their Paired Interests for Class A common stock, or, at our election, cash in lieu thereof. During the year ended December 31, 2023, there were 3.5 million Paired Interests exchanged for our Class A common stock, and the Company did not elect to settle any such exchanges in cash. As of December 31, 2023 and December 31, 2022, there were 180,001,606 and 183,482,777 shares of Class V common stock issued and outstanding, respectively.

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
Noncontrolling Interest
The following table summarizes the ownership interest in Opco as of December 31, 2023 and December 31, 2022:

	December 31, 2023		December 31, 2022
	Opco Common Units	Ownership %	Opco Common Units	Ownership %
Opco common units held by Bakkt Holdings, Inc.	94,845,942	35%	80,926,843	31%
Opco common units held by noncontrolling interest holders	180,001,606	65%	183,482,777	69%
Total Opco common units outstanding	274,847,548	100%	264,409,620	100%
The weighted average ownership percentages for the applicable reporting periods are used to attribute net loss and other comprehensive loss to the Company and the noncontrolling interest holders. The noncontrolling interest holders’ weighted average ownership percentage for the years ended December 31, 2023 and December 31, 2022 was 67.0% and 72.6%, respectively.
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
In connection with the VIH Business Combination, the modified warrant units automatically converted into the right to purchase 793,352 Paired Interests in Opco at an exercise price of $5.04 per Paired Interest. As of December 31, 2023 and December 31, 2022, 172,055 modified warrant units have vested but have not been exercised, and the remaining 621,297 warrant units have not vested or been exercised. No expenses were recorded in the years ended December 31, 2023 or December 31, 2022 since the service conditions were not probable of being met in those periods.
11.Share-Based and Unit-Based Compensation
2021 Incentive Plan
Our 2021 Omnibus Incentive Plan, as amended (the “2021 Incentive Plan”), became effective on the Closing Date with the approval of VIH’s shareholders and the Board of Directors. The 2021 Incentive Plan allows us to make equity and equity-based incentive awards to employees, non-employee directors and consultants. There were initially 25,816,946 shares of Class A common stock reserved for issuance under the 2021 Incentive Plan which can be granted as stock options, stock appreciation rights, restricted shares, restricted stock units (“RSUs”), performance stock units (“PSUs”), dividend equivalent rights and other share-based awards. On June 6, 2023, the 2021 Incentive Plan was amended to increase by 26,590,466 shares the number of authorized shares of Class A common stock available for issuance for a new aggregate total of 52,407,412 shares authorized. No award may vest earlier than the first anniversary of the date of grant, subject to limited conditions.
Share-Based Compensation Expense
During the year ended December 31, 2023, we granted 7,783,077 RSUs and 673,627 PSUs, which represents 100% of the target award, to employees and directors. During the year ended December 31, 2022, we granted 10,251,747 RSUs and 5,116,984 PSUs, which represents 100% of the target award, to employees and directors.
We recorded $15.1 million and $23.9 million of share-based compensation expense related to RSUs for the years ended December 31, 2023 and December 31, 2022, respectively. We recorded $0.3 million and $7.7 million of share-based compensation expense related to PSUs for the years ended December 31, 2023 and December 31, 2022, respectively. Share-based compensation expense for both RSUs and PSUs is included in “Compensation and benefits” in the consolidated statements of operations.

Unrecognized compensation expense as of December 31, 2023 and December 31, 2022, respectively, was $14.3 million and $29.9 million for the RSUs and PSUs. The unrecognized compensation expense as of December 31, 2023 and December 31, 2022 will be recognized over a weighted-average period of 1.38 years and 2.05 years, respectively.
RSU and PSU Activity
The following table summarizes RSU and PSU activity under the 2021 Incentive Plan for the years ended December 31, 2023 and December 31, 2022 (in thousands, except per unit data):

RSUs and PSUs	Number of Shares	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	2,142	1.51	$9.18
Granted	15,369		$3.94	$60,583
Forfeited	(1,885)		$4.99
Vested	(1,844)		$8.20
Outstanding as of December 31, 2022	13,782	2.05	$4.05
Granted	8,457		$1.49	$12,596
Forfeited	(3,803)		$2.83
Vested	(5,397)		$3.82
Outstanding as of December 31, 2023	13,039	1.38	$2.79
During the years ended December 31, 2023 and December 31, 2022, we recorded $2.3 million and $2.0 million, respectively, of share-based compensation expense related to the accelerated vesting for certain employees that were terminated, primarily related to the Company's restructuring efforts. Acceleration of share-based compensation expense related to the Company's restructuring efforts is included in “Restructuring expenses” in the consolidated statements of operations. We also recorded reversal of share-based compensation expense of $2.0 million and $1.9 million during the years ended December 31, 2023 and December 31, 2022, respectively, for forfeitures, primarily related to executive resignations and the Company's restructuring efforts. Reversal of share-based compensation expense related to the Company's restructuring efforts is included in “Restructuring expenses” in the consolidated statements of operations.
Total fair value of vested RSU and PSU awards was $8.7 million and $6.5 million for the years ended December 31, 2023 and December 31, 2022, respectively.
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
PSUs provide an opportunity for the recipient to receive a number of shares of our common stock based on various performance metrics. Upon vesting, each performance stock unit equals one share of common stock of the Company. We accrue compensation expense for the PSUs based on our assessment of the probable outcome of the performance conditions. The metrics for PSUs granted during 2022 relate to our performance during fiscal years 2022,

2023 and 2024, as measured against objective performance goals as determined by the Board. The actual number of units earned may range from 0% to 150% of the target number of units depending upon achievement of each year’s performance goals. PSUs granted in 2022 vest in three equal annual installments, subject to a catch-up provision over the three annual performance targets. The metrics for PSUs granted during 2023 relate to our performance during fiscal year 2023, as measured against objective performance goals approved by the Board. The actual number of units earned may range from 0% to 150% of the target number of units depending upon achievement of the 2023 performance goals. PSUs granted in 2023 vest in three equal annual installments from 2024 to 2026.
Opco Plan
Preferred incentive units and common incentive units (collectively, “incentive units”) represent an ownership interest in Opco and are entitled to receive distributions from Opco, subject to certain vesting conditions. Opco classifies incentive units as equity awards on its consolidated balance sheets. Participation units, issued directly by Opco to Opco Plan participants, do not represent an ownership interest in Opco but rather provide Opco Plan participants the contractual right to participate in the value of Opco, if any, through either a cash payment or issuance of Class A common stock upon the occurrence of certain events following vesting of the participation units. Because participation units have historically been settled in cash at the Company’s discretion, the Company classified participation units as liability awards on its consolidated balance sheets as of December 31, 2022. At the Company’s discretion, the Company settled the final tranche of vested participation units in October 2023 by issuing 111,794 shares of Class A common stock in lieu of making cash payments.
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
Unit-Based Compensation Expense
Unit-based compensation expense for the years ended December 31, 2023 and December 31, 2022, was as follows (in thousands):

Type of unit	Year Ended December 31, 2023	Year Ended December 31, 2022
Common incentive unit	$1,345	$3,663
Participation unit	(49)	(3,291)
Total	$1,296	$372
As of December 31, 2023, all Common Incentive Units and Participation Units had vested or been forfeited and there was no unrecognized unit-based compensation expense.
Unrecognized compensation expense as of December 31, 2022 was $1.4 million for common incentive units. The unrecognized compensation expense will be recognized over a weighted-average period of 0.79 years. There was no unrecognized compensation expense for participation units as of December 31, 2023.
Incentive Unit Activity
The following table summarizes incentive unit activity under the Opco Plan for the years ended December 31, 2023 and December 31, 2022 (in thousands, except per unit data):

Incentive Units	Number of Incentive Units	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	16,339	1.79	$6.30	$133,240
Granted	—
Forfeited	(313)
Exchanged	(7,732)
Outstanding as of December 31, 2022	8,294	0.79	$6.30	$67,635
Granted	—
Forfeited	(5)
Exchanged	(568)
Outstanding as of December 31, 2023	7,721	0	$6.67	$51,467

There were no unvested Incentive Units as of December 31, 2023.

There were no participation units granted during the years ended December 31, 2023 or December 31, 2022. As of December 31, 2023, there were no participation units outstanding. As of December 31, 2022, the total number of participation units outstanding were 0.2 million. The fair value of the participation units as of December 31, 2022 was $0.3 million. During the years ended December 31, 2023 and December 31, 2022 we made cash payments of less than $0.1 million and $0.5 million, respectively, to settle vested participation units. At the Company’s discretion, the Company settled the final tranche of vested participation units in October 2023 by issuing 111,794 shares of Class A common stock in lieu of making cash payments.
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
•Discount for lack of marketability – an estimated two year time to exit certain awards and the six month lock-up restriction on certain awards is reflected as a discount for lack of marketability estimated using the Finnerty model.
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

The following is a reconciliation of the denominators of the basic and diluted per share computations for net loss (in thousands, except share and per share data):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Net loss per share:
Numerator – basic and diluted:
Net loss	$(225,812)	$(1,989,934)
Less: Net loss attributable to noncontrolling interest	(150,958)	(1,411,829)
Net loss attributable to Bakkt Holdings, Inc. – basic	$(74,854)	$(578,105)
Net loss and tax effect attributable to noncontrolling interests	$—	$—
Net loss attributable to Bakkt Holdings, Inc. – diluted	$(74,854)	$(578,105)

Denominator – basic and diluted:
Weighted average shares outstanding – basic	89,083,329	71,167,992
Weighted average shares outstanding – diluted	89,083,329	71,167,992

Net loss per share – basic	$(0.84)	$(8.12)
Net loss per share – diluted	$(0.84)	$(8.12)
Potential common shares issuable to employees or directors upon exercise or conversion of shares under our share-based and unit-based compensation plans and upon exercise of warrants are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive.
No shares that are contingently issuable as part of the Bakkt Crypto acquisition have been included in the calculation of diluted EPS as no amounts are payable as of December 31, 2023. The following table summarizes the total potential common shares excluded from diluted loss per common share as their effect would be anti-dilutive (in thousands):

	As of December 31, 2023	As of December 31, 2022
RSUs and PSUs	12,645	13,782
Public warrants	7,141	7,141
Opco warrants	793	793
Opco unvested incentive units	—	2,242
Opco common units	180,002	181,241
Total	200,581	205,199
13.Capital Requirements
Bakkt Trust is subject to certain regulatory capital requirements imposed by NYDFS. These capital requirements require Bakkt Trust to maintain in cash the greater of a defined positive net worth or the sum of the required percentages established for transmitted assets and cold wallet and hot wallet custody assets. The amounts set aside to satisfy these requirements are included within “Restricted cash” in the consolidated balance sheets.
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
Bakkt Marketplace holds a BitLicense from NYDFS, which subjects it to NYDFS’ oversight with respect to business activities conducted in New York State and with New York residents, and is required to maintain positive net worth equal to its wind-down costs, or expected costs associated with the orderly wind-down of the business. Bakkt Marketplace also has money transmitter licenses in a number of other states which require it to maintain a minimum tangible net worth. Several states have adopted the Model Money Transmission Modernization Act (“MMTMA”), which defined tangible net worth as the aggregate assets of a licensee excluding all intangible assets, less liabilities, and established a calculation for minimum tangible net worth as a percentage of total assets. For states that have not adopted the MMTMA, Bakkt Marketplace is required to maintain tangible net worth of a minimum amount, plus the amount of customer funds held in transit.
Bakkt Crypto holds a BitLicense from NYDFS, which subjects it to NYDFS’ oversight with respect to business activities conducted in New York State and with New York residents, and is required to maintain minimum positive net worth held as cash in excess of the sum of the required percentages established for transmitted assets, cold wallet and hot wallet custody assets, and predefined wind-down costs. Bakkt Crypto also has money transmitter licenses in a number of other states which require it to maintain a minimum tangible net worth. Several states have adopted the MMTMA, which defined tangible net worth as the aggregate assets of a licensee excluding all intangible assets, less liabilities, and established a calculation for minimum tangible net worth as a percentage of total assets. For states that have not adopted the MMTMA, Bakkt Crypto is required to maintain tangible net worth of a minimum amount, plus the amount of customer funds held in transit. In March 2024, the Company received approval from NYDFS to merge Bakkt Crypto and Bakkt Marketplace into one legal entity.
Bakkt Brokerage is registered as a broker-dealer with the Financial Industry Regulatory Authority and is required to maintain a minimum amount of net capital. Bakkt Brokerage's net capital requirement is not material.
As of December 31, 2023 and December 31, 2022, the above mentioned subsidiaries were in compliance with their respective regulatory capital requirements. The minimum capital requirements to which our subsidiaries are subject may restrict their ability to transfer cash. We may also be required to transfer cash to our subsidiaries such that they may continue to meet these minimum capital requirements.
14.Commitments and Contingencies
401(k) Plan
We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Both Company and employee contributions to the 401(k) plan are discretionary. For the years ended December 31, 2023 and December 31, 2022, we recorded $2.9 million and $3.2 million, respectively, of expenses related to the 401(k) plan, which is included in “Compensation and benefits” in the consolidated statements of operations
Tax Receivable Agreement
The Company is party to a TRA with certain Opco Equity Holders. As of December 31, 2023, the Company has not recorded a liability under the TRA related to the income tax benefits originating from the exchanges of Opco common units as it is not probable that the Company will realize such tax benefits. The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. Should the Company determine that the payment of the TRA liability becomes probable at a future date based on new information, any changes will be recorded on the Company's consolidated statement of operations and comprehensive loss at that time.

Litigation
As described above, in October 2021, we completed the VIH Business Combination with VIH, pursuant to which VIH changed its name to Bakkt Holdings, Inc. and the current directors and officers of the Company replaced the directors and officers in place prior to the VIH Business Combination. On April 21, 2022, a putative class action was filed against Bakkt Holdings, Inc. and certain of its directors and officers prior to the VIH Business Combination in the U.S. District Court for the Eastern District of New York on behalf of certain purchasers of securities of VIH and/or purchasers of Bakkt Class A common stock issued in connection with the VIH Business Combination. On August 3, 2022, the Court appointed lead plaintiffs and lead counsel and on October 18, 2022, lead plaintiffs filed an amended complaint (the "Amended Complaint"). The Amended Complaint alleged that VIH made false or misleading statements and omissions of material fact in the registration statement and prospectus/proxy statement filing in connection with the VIH Business Combination and in other SEC filings made by VIH, in violation of federal securities laws in connection with disclosures relating to certain of VIH’s financial statements, accounting, and internal controls and that, as a result, VIH securities traded at artificially inflated prices. Plaintiffs sought certification of a class of purchasers of (1) VIH/Bakkt’s publicly traded securities between March 31, 2021 and November 19, 2021, and/or (2) Bakkt’s publicly traded securities pursuant and/or traceable to the registration statement. The Amended Complaint sought damages, as well as fees and costs. The Amended Complaint named as defendants only one current director, and no current officers, of Bakkt. On March 14, 2023, the parties reached a settlement in principle. On April 12, 2023, the parties completed a stipulation of settlement resolving the litigation for $3.0 million, subject to Court approval. On September 21, 2023, the Court granted the motion for preliminary approval. On February 27, 2024, the Court held a final approval hearing at which the Court sought certain limited additional information from Plaintiffs, which Plaintiffs provided on March 5, 2024. The Court has not yet issued a final approval order. We expect the settlement will be covered by our insurance less our contractual retention.
On June 23, 2023, an “opt-out” action related to the foregoing class action was filed against Bakkt Holdings, Inc. and the individuals named in the class action. In late February 2024, plaintiff provided notice that he intended to pursue his remedies as a class member, and therefore did not expect further to pursue this action. On March 1, 2024, the parties filed a joint stipulation of dismissal without a settlement or compromise between the parties, and on March 5, 2024 the Court issued an order dismissing the action.
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
On January 25, 2024, the Company’s subsidiary, Aspire Loyalty Travel Solutions, LLC (“Aspire”) received a letter from one of its vendors alleging breach of its agreement with that vendor relating to a migration of Aspire’s systems to a different vendor. The alleged breach relates to a contractual provision requiring Aspire to originate at least a given percentage of its redemptions on the vendor’s systems. We accrued $0.7 million for this matter as of December 31, 2023.
Other legal and regulatory proceedings have arisen and may arise in the ordinary course of business. However, we do not believe that the resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows. However, future results could be materially and adversely affected by new developments relating to the legal proceedings and claims.

Commercial Purchasing Card Facility
We, through our loyalty business, had a purchasing card facility with a bank that we utilized for redemption purchases made from suppliers as part of our loyalty redemption platform. Expenditures made using the purchasing card facility were payable monthly, were not subject to formula-based restrictions and did not bear interest if amounts outstanding were paid when due and in full. Among other covenants, the purchasing card facility required us to maintain a month-end cash balance of $40.0 million. In January 2021, the purchasing card facility was extended to April 15, 2022 in order to facilitate a long-term agreement on more favorable terms to us. Bakkt Holdings, Inc. served as the guarantor on behalf of our subsidiary under the commercial purchasing card facility. In April 2022, we further extended the maturity date of the purchasing card facility to August 12, 2022, to transition over to the purchasing card facility with Bank of America described below. The maturity date of the purchasing card facility was further extended as of August 12, 2022 to January 13, 2023. During September 2022, we paid off the majority of the remaining balance of the purchasing card facility. The purchasing card facility was closed during October 2022.
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
In March of 2024, Bank of America required us to pledge as collateral the amounts which were previously required to be maintained in the concentration account.
Purchase Obligations
In December 2021, we entered into a four-year cloud computing arrangement which includes minimum contractual payments due to the third-party provider. In December 2023, we agreed to amend the contract and extend the payment period for an additional year. During the year ended December 31, 2023, we entered into a five-year strategic marketing agreement which required a committed spend. As of December 31, 2023, our outstanding purchase obligations consist of the following future minimum commitments (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Purchase obligations	$6,800	$14,100	$—	$—	$20,900
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

The domestic and foreign components of income (loss) before income taxes for the following periods were as follows (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Domestic	$(225,691)	$(2,001,449)
Foreign	323	195
Total loss before provision for income taxes	$(225,368)	$(2,001,254)
Details of the income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Current:
Foreign	$86	$68
Federal	—	—
State	358	184
Total current income tax expense (benefit)	444	252
Deferred:
Foreign	—	—
Federal	—	(9,390)
State	—	(2,182)
Total deferred income tax expense (benefit)	—	(11,572)
Total income tax expense (benefit)	$444	$(11,320)

	Year Ended December 31, 2023	Year Ended December 31, 2022
Tax provision at federal statutory rate	$(48,212)	$(420,304)
Increase (decrease) in income tax resulting from:
State income taxes, net of federal tax effect	142	(34,316)
Noncontrolling interest	32,287	296,122
Fair value of warrant liability	329	(3,494)
Changes in valuation allowance	11,461	145,701
Stock compensation	2,180	3,862
Subsidiary liquidation	1,978	—
Other	279	1,109
Provision for (benefit from) income taxes	$444	$(11,320)
Effective tax rate	(0.19)%	0.57%
The effective tax rate differs from the federal statutory rate primarily due to the loss allocated to noncontrolling interest that is not taxed to the Company and changes to the Company’s valuation allowance. While Opco incurred a net loss before income taxes of $225.4 million for the year ended December 31, 2023, only $74.9 million was allocated to Bakkt Holdings, Inc. The remaining $151.0 million is benefited for tax purposes by members outside of the reporting group. The tax expense of $0.4 million relates to state and foreign tax expense since the Company has recorded a full valuation allowance that offsets the tax benefit of its losses.

The following summarizes the significant components of our deferred tax assets and liabilities (in thousands):

	December 31, 2023	December 31, 2022
Deferred tax assets:
Investment in partnership	$114,641	$111,046
Net operating loss carryforwards	23,860	14,656
Deferred and share-based compensation	2,360	2,965
Other	—	52
Total deferred tax assets	140,861	128,719
Less: valuation allowance	(139,331)	(126,039)
Net deferred tax assets	1,530	2,680
Deferred tax liabilities:
Intercompany asset with Opco	1,530	2,680
Total deferred tax liabilities	1,530	2,680
Net deferred tax liabilities	$—	$—
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our realizability of our deferred tax assets, in each jurisdiction, is dependent upon the generation of future taxable income sufficient to utilize the deferred tax assets on income tax returns, including the reversal of existing temporary differences, historical and projected operating results and tax planning strategies. We assessed that substantially all of our deferred tax assets were not more likely than not to be realized. As such. the Company had a valuation allowance of $139.3 million and $126.0 million as of December 31, 2023 and December 31, 2022, respectively. The increase in the valuation allowance during the year was primarily related to the generation of net operating losses that are not expected to be realized.
As of December 31, 2023, the Company had gross federal net operating loss carryforwards (“NOLs”) of $90.0 million, all of which can be carried forward indefinitely. The Company also had state NOLs of $79.9 million which will begin to expire in 2031. The Company had capital loss carryforwards of $3.0 million which will expire in 2028. As of December 31, 2022, the Company had gross federal NOLs of $51.8 million, of which $0.4 million will begin to expire in 2037 and $51.4 million can be carried forward indefinitely. The Company also had state NOLs of $56.9 million which will begin to expire in 2037.
The Company files income tax returns in the U.S., as well as various state and foreign jurisdictions. While the Company is not currently under examination in any of the applicable taxing jurisdictions, the Company is open to examination for federal, state, and foreign jurisdictions with varying statutes, ranging generally from three to five years.

Our non-U.S. subsidiaries are subject to Global Intangible Low-Taxed Income (“GILTI”) provisions under the Tax Cuts and Jobs Act. The Company has elected to recognize the tax expense related to GILTI as a period cost in the period incurred. The Organization for Economic Cooperation and Development (“OECD”) has developed guidance known as the Global Anti-Base Erosion Pillar Two minimum tax rules, or Pillar Two, which generally provide for a minimum effective tax rate of 15% and are intended to apply to tax years beginning in 2024. The Company does not expect these rules to have a material impact on our income tax provision in 2024.
The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company had no unrecognized tax benefits or related interest and penalties accrued as of both December 31, 2023 and December 31, 2022.

16.Fair Value Measurements
Financial assets and liabilities that are measured at fair value on a recurring basis are classified as Level 1, Level 2 and Level 3 as follows (in thousands):

	As of December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury debt securities	$17,398	$17,398	$—	$—
Safeguarding asset for crypto	701,556	—	701,556	—
Total assets	$718,954	$17,398	$701,556	$—

Liabilities:
Safeguarding obligation for crypto	$701,556	$—	$701,556	$—
Warrant liability—public warrants	2,356	2,356	—	—
Total liabilities	$703,912	$2,356	$701,556	$—

	As of December 31, 2022
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury debt securities	$141,062	$141,062	$—	$—
Safeguarding asset for crypto	15,792	—	15,792	—
Total assets	$156,854	$141,062	$15,792	$—

Liabilities:
Safeguarding obligation for crypto	$15,792	$—	$15,792	$—
Warrant liability—public warrants	785	785	—	—
Total liabilities	$16,577	$785	$15,792	$—
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
Our investments in debt securities consist of U.S. Treasury debt securities held in the custody of a major financial institution. As of December 31, 2023, our investment in available-for-sale debt securities was determined to be a Level 1 investment based on quoted prices in active markets and was recorded in the consolidated balance sheets at fair value.
The fair value of the safeguarding obligation for crypto and the corresponding safeguarding asset for crypto was determined using Level 2 inputs which included using the value of the safeguarded asset determined as the mid-point of a bid-ask spread in the market we determined to be the principal market for the related crypto as of December 31, 2023.
The contingent consideration associated with the acquisition of Bakkt Crypto is valued using Level 3 inputs, which includes a Monte Carlo model. The inputs for the Monte Carlo model included forecasted financial performance of Bakkt Crypto and estimated earnings volatility. The contingent consideration liability is revalued each reporting period and any change in the liability is reflected in the Company's statements of operations in “Acquisition-related expenses". As of the acquisition date, the fair value of the contingent consideration was estimated to be $2.9 million and used an estimated gross profit volatility of 66%. As of December 31, 2023, we determined the value of the contingent consideration was zero, based on our forward-looking projections and minimum profit requirements associated with the contingent consideration.

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
17.Leases
The Company leases real estate for office space under operating leases. On December 21, 2023, we signed an agreement to sublease a portion of our corporate headquarters office space in Alpharetta, Georgia. The sublease commenced in March 2024. On March 15, 2023, we signed an amendment to our Scottsdale, Arizona lease that extended the lease term. The amended lease has a term of 89 months and total fixed lease payments over the term of the amended lease are $5.7 million. During the year ended December 31, 2022, we entered into a real estate lease for office space in New York, New York, that commenced on January 31, 2022. The lease has a term of 94 months and the total fixed lease payments over the term of the lease are $7.3 million. On April 25, 2022, we signed a lease agreement for call center office space in Alpharetta, Georgia. On May 12, 2022, we executed our option to lease additional space for the Alpharetta call center. The call center lease commenced on June 3, 2022. The lease has a term of 47 months and total fixed lease payments over the term of the lease are $5.9 million. We consider a lease to have commenced on the date when we are granted access to the leased asset. Several of these leases include escalation clauses for adjusting rentals. As of December 31, 2023 and December 31, 2022, we did not have any active finance leases.
Our real estate leases have remaining lease terms as of December 31, 2023 ranging from 28 months to 105 months, with three of our leases containing an option to extend the term for a period of 5 years exercisable by us, which we are not reasonably certain of exercising at commencement. None of our leases contain an option to terminate the lease without cause at the option of either party during the lease term.
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
We have elected the practical expedient under which lease components would not be separated from the non-lease components for all our classes of underlying assets. Accordingly, each lease component and the non-lease components related to the lease component are accounted for as a single lease component. The components of total lease expense are as follows (in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating lease cost	4,499	3,780
Short-term lease cost	73	13
Variable lease cost	10	15
Total lease cost	$4,582	$3,808

The short-term lease cost disclosed in the table above reasonably reflects our ongoing short-term lease commitments.

	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Cash flow from operating activities(1)	$4,466	$(3,068)
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets	$3,788	$11,006
(1)Our real estate lease for office space in Alpharetta, Georgia required the landlord to reimburse certain expenditures incurred by us towards construction of improvements. The reimbursement was received during the year ended December 31, 2022 and exceeded the payments required to be made pursuant to the lease during the year.
As of December 31, 2023, the weighted average remaining lease term for our operating leases was 84 months, and the weighted average discount rate for our operating leases was 5.3%. As of December 31, 2022, the weighted average remaining lease term for our operating leases was 94 months, and the weighted average discount rate for our operating leases was 5.0%.
The following table shows balance sheet information about our leases:

	Balance sheet classification	December 31, 2023	December 31, 2022
Right-of-use assets	Other assets, noncurrent	$11,456	$19,632
Lease liabilities, current	Other current liabilities	$3,636	$3,014
Lease liabilities, noncurrent	Other liabilities, noncurrent	$23,525	$23,402
See Notes 5 and 6 for information on impairments recorded for certain right-of-use assets.
Future minimum lease payments under non-cancellable leases as of December 31, 2023 were as follows:

For the year ended December 31,
2024	$4,993
2025	5,427
2026	4,197
2027	3,714
2028	3,835
Thereafter	10,704
Total undiscounted lease payments	$32,870
Less: imputed interest	$(5,709)
Total lease liability	$27,161
Current	$3,636
Noncurrent	$23,525
18.Safeguarding Obligation For Crypto
We provide custody services for Bakkt Crypto's customers and for Bakkt Trust's standalone custody customers. Bakkt Trust also provides custody services for Bakkt Marketplace crypto customers as described in Note 1. We do not own crypto held in a custodial capacity on behalf of our customers. We maintain the internal recordkeeping of those assets and are obligated to safeguard the assets and protect them from loss or theft. We hold the controlling majority of cryptographic key information on behalf of our Bakkt Trust custodial customers. A significant portion of the crypto we hold in a custodial capacity are custodied by institutional grade subcustodians. Subcustodians used by Bakkt Crypto hold our customer cryptographic key information and are not permitted to move assets without our specific authorization.
As of December 31, 2023, we have a safeguarding obligation for crypto of $701.6 million. The safeguarding liability, and corresponding safeguarding asset for crypto on the balance sheet, are measured at the fair value of the crypto held for our customers. We are not aware of any actual or possible safeguarding loss events as of December 31, 2023. Therefore, the safeguarding obligation for crypto and the related safeguarding asset for crypto are recorded at the same amount.
We are responsible for holding the following crypto on behalf of our customers as of December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023	December 31, 2022
Bitcoin	$262,231	$15,717
Ether	196,016	75
Shiba Inu	143,237	—
Dogecoin	78,524	—
Other	21,548	—
Safeguarding obligation for crypto	$701,556	$15,792

Safeguarding asset for crypto	$701,556	$15,792
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
The cost basis and fair value of available-for-sale debt securities with unrealized gains and losses included in “Accumulated other comprehensive loss” in the consolidated balance sheets were as follows (in thousands):

	December 31, 2023			December 31, 2022
Available-for-sale securities	Cost Basis	Unrealized Gains/(Losses), net	Fair Value	Cost Basis	Unrealized Gains/(Losses), net	Fair Value
Government debt
U.S. treasury bonds	17,230	168	17,398	141,003	59	141,062
Total available-for-sale securities	17,230	168	17,398	141,003	59	141,062

	December 31, 2023		December 31, 2022
Available-for-sale securities in an unrealized loss position	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Government debt
U.S. treasury bonds
Less than 12 months(1)	$—	$—	$39,574	$(381)
12 months or more(1)	—	—	—	—
Total available-for-sale securities	$—	$—	$39,574	$(381)

(1) Indicates the length of time that individual securities have been in a continuous unrealized loss position.
The unrealized losses on our investments in government debt securities relate to changes in interest rates since the time of purchase. We may sell certain investments depending on liquidity needs of the business; however, it is not likely that we will be required to sell the investments before recovery of their respective amortized cost basis. In addition, there were no credit losses on these investments as of December 31, 2023. In February 2024, we sold our available-for-sale securities based on liquidity needs of the business. Losses associated with the sales were immaterial.
The cost basis and fair value of available-for-sale debt securities at December 31, 2023, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	December 31, 2023		December 31, 2022
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$17,230	$17,398	$141,003	$141,062
Due after one year through five years	—	—	—	—
Total available-for-sale securities	$17,230	$17,398	$141,003	$141,062
20.Subsequent Events
We have evaluated subsequent events and transactions and determined that no events or transactions met the definition of a subsequent event for purpose of recognition or disclosure in these financial statements, other than as described below and within the notes to the financial statements.
On March 13, 2024, we were notified by NYSE Regulation Inc. (the “NYSE”) that we are not in compliance with Section 802.01C of the NYSE Listed Company Manual (the “Listing Rule”) because the average closing stock price of a share of our Class A common stock was less than $1.00 per share over a consecutive 30 trading-day period. Pursuant to the Listing Rule, we have six months following the NYSE notification to regain compliance with the Listing Rule, during which time our Class A Common Stock will continue to be listed on the NYSE.
Under the NYSE’s rules, if a Company determines it will cure its noncompliance with the Listing Rule by taking an action that will require stockholder approval, it must so inform the NYSE, and the noncompliance with the Listing Rule will be deemed cured if the price promptly exceeds $1.00 per share and the price remains above that level for at least the following 30 trading days. We intend to consider all available alternatives to cure noncompliance with the Listing Rule, including but not limited to a reverse stock split, subject to stockholder approval.
On March 18, 2024, Gavin Michael resigned as President, Chief Executive Officer and as a director of the Company, as well as from all positions held with the Company’s subsidiaries, effective March 25, 2024. In recognition of Mr. Michael’s past service to the Company, the Company agreed to pay Mr. Michael aggregate severance benefits of approximately $1.3 million. The Company will also accelerate the vesting of all of the outstanding but unvested service-based RSUs that have been issued to Mr. Michael through March 18, 2024 such that they are fully vested, and has certified the vesting of 614,920 performance-based RSUs based on the attainment of certain targets and goals. In addition, Mr.

Michael will retain 1,322,456 performance based RSUs issued to him on March 18, 2024, pending determination and certification of the targets necessary to obtain vesting, and forfeited the remaining 1,586,178 performance-based RSUs issued to him previously that were unvested.
Effective as of March 26, 2024, effective upon Mr. Michael’s resignation, the Board of Directors appointed Andrew Main to the position of President and Chief Executive Officer and entered into an employment agreement pursuant to which Mr. Main will receive an annual base salary of $500,000 and will be eligible to receive an annual cash bonus under Company’s annual cash incentive compensation plan with a target bonus amount of 100% of his base salary, in each case, subject to annual review and increase by the Board or the Compensation Committee. For 2024 only, Mr. Main shall receive 50% of the amount of the target cash bonus on October 1, 2024, with the remainder of the 2024 target cash bonus potentially being subject to determination by the Board or the Compensation Committee. In addition, at the time of his appointment, Mr. Main will be eligible to receive 12,195,121 service-based RSUs, 9,146,341 of which shall be in the form of time-based vesting RSUs and 3,048,780 of which shall be performance-based vesting RSUs.

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
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act. We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, we concluded that as of December 31, 2023, the Company’s internal control over financial reporting was effective.
This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal controls over financial reporting because the Jumpstart our Business Startups Act of 2012 provides an exemption from such requirement to emerging growth companies.
Changes in Internal Control Over Financial Reporting
Except as described below, there were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In April 2023, we acquired Apex Crypto and are in the process of integrating the acquired business into our overall internal control over financial reporting process. Such acquisition exceeded 50% significance under the significance tests set forth in Item 3-05 of Regulation S-X. As permitted under applicable regulations, we have excluded Apex Crypto from our assessment of internal control over financial reporting
Item 9B. Other Information
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

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger, dated January 11, 2021, by and among the Company, Merger Sub, and the Company.	8-K	001-39544	2.1	January 11, 2021
2.2	Amendment to Agreement and Plan of Merger, dated March 30, 2021 by and among the Company, Merger Sub, and the Company.	8-K	001-39544	2.1	March 31, 2021
2.3	Amendment to Agreement and Plan of Merger, dated September 29, 2021 by and among the Company, Merger Sub, and the Company.	8-K	001-39544	2.1	September 30, 2021
2.4	Membership Interest Purchase Agreement, dated as of November 2, 2022, by and among the Company, Bakkt Marketplace, Seller and Target.	8-K	001-39544	2.1	November 3, 2022
2.5	Amendment No. 1 To Membership Interest Purchase Agreement, dated as of March 30, 2023, by and among the Company, Bakkt Marketplace, Apex Fintech Solutions Inc. and Apex Crypto, LLC.	8-K	001-39544	2.2	April 3, 2023
3.1	Certificate of Incorporation of the Company, as currently in effect.	8-K	001-39544	3.1	October 21, 2021
3.2	By-Laws of the Company, as currently in effect.	8-K	001-39544	3.2	October 21, 2021
4.1	Specimen Class A Common Stock Certificate of the Company.	8-K	001-39544	4.1	October 21, 2021
4.2	Specimen Warrant Certificate of the Company.	8-K	001-39544	4.2	October 21, 2021
4.3	Warrant Agreement, dated September 22, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39544	4.1	September 28, 2020
4.4	First Amendment to Warrant Agreement, dated March 9, 2022, by and among Bakkt Holdings, Inc, American Stock Transfer & Trust Company, LLC and Continental Stock Transfer & Trust Company.	10-K	001-39544	4.4	March 31, 2022

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
4.5	Third Amended and Restated Limited Liability Company Agreement, dated October 15, 2021, by and among Opco and the Opco Equity Holders.	8-K	001-39544	4.3	October 21, 2021
4.6	Stockholders’ Agreement, dated as of November 2, 2022, by and between the Company and Seller.	8-K	001-39544	4.1	November 3, 2022
4.7	Amendment Agreement by and between Bakkt Holdings, Inc., Apex Fintech Solutions Inc. and PEAK6 Investments LLC	10-Q	001-39544	4.2	August 10, 2023
4.8	Description of Securities.	10-K	001-39544	4.6	March 31, 2022
10.1	Letter Agreement, dated September 22, 2020 (the “Insider Letter”), by and among the Company, its executive officers, its directors and the Sponsor.	8-K	001-39544	10.1	September 28, 2020
10.2	Amendment to Insider Letter, dated January 11, 2021, by and among the Company, its executive officers, its directors, the Sponsor and Opco.	8-K	001-39544	10.3	January 11, 2021
10.3	Digital Currency Trading, Clearing, and Warehouse Services Agreement, dated August 29, 2019, by and among IFUS, ICUS and Bakkt Trust, including amendments thereto.	8-K	001-39544	10.10	October 21, 2021
10.4	Cooperation Agreement, dated October 15, 2021, between the Company and ICE.	8-K	001-39544	10.6	October 21, 2021
10.5	Registration Rights Agreement, dated October 15, 2021, by and among the Company, the Opco Equity Holders and the Sponsor.	8-K	001-39544	10.1	October 21, 2021
10.6	Stockholders Agreement of the Company, dated October 15, 2021, by and among the Company, the Opco Equity Holders and the Sponsor.	8-K	001-39544	10.2	October 21, 2021
10.7	Voting Agreement, dated October 15, 2021, by and between the Company and ICE.	8-K	001-39544	10.3	October 21, 2021
10.8	Amended and Restated Exchange Agreement dated May 3, 2022 by and between Bakkt Holdings, Inc. and the other parties named therein.	8-K	001-39544	10.1	May 4, 2022
10.9	Tax Receivable Agreement, dated October 15, 2021, by and among the Company and the other parties thereto.	8-K	001-39544	10.5	October 21, 2021
10.10+	2021 Omnibus Incentive Plan.	8-K	001-39544	10.9	October 21, 2021
10.11+	Amendment No.1 to Bakkt Holdings, Inc. 2021 Omnibus Incentive Plan					X
10.12+	Form of Director Restricted Stock Unit Agreement under the Bakkt Holdings, Inc. 2021 Omnibus Incentive Plan.	10-K	001-39544	10.11	March 31, 2022
10.13+	Form of Executive Officer Restricted Stock Unit Agreement under the Bakkt Holdings, Inc. 2021 Omnibus Incentive Plan.	10-K	001-39544	10.12	March 31, 2022
10.14+	Form of Performance Unit Agreement under the Bakkt Holdings, Inc. 2021 Omnibus Incentive Plan.	10-Q	001-39544	10.1	May 11, 2023

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.15*	Form of Director and Executive Officer Indemnification Agreement.	8-K	001-39544	10.7	October 21, 2021
10.16+	Transition Services Agreement, dated as of November 10, 2021, by and between Opco and ICE.	8-K	001-39544	10.1	November 12, 2021
10.17+	Employment Agreement, dated January 9, 2021, by and among Gavin Michael, Opco, and the Company.	8-K	001-39544	10.12	October 21, 2021
10.18+	Release Agreement, dated March 18, 2024, by and between Bakkt Holdings, Inc. and Gavin Michael	8-K	001-39544	10.2*	March 19, 2024
10.19+	Employment Agreement, dated March 18, 2024, by and between Bakkt Holdings, Inc. and Andrew Main	8-K	001-39544	10.1	March 19, 2024
10.20+	Employment Agreement, dated August 10, 2021, by and among Marc D’Annunzio, Opco, and the Company.	10-K	001-39544	10.18	March 31, 2022
10.21	Amendment No. 4 to Digital Currency Trading, Clearing, and Warehouse Services Agreement, dated as of July 21, 2022, by and among ICE Futures U.S., Inc., ICE Clear US, Inc. and Bakkt Trust Company LLC.	8-K	001-39544	10.1	July 25, 2022
10.22	Form of Restricted Stock Unit Award Agreement	8-K	001-39544	10.1	September 12, 2022
10.23	Form of Performance-Based Restricted Stock Unit Award Agreement	8-K	001-39544	10.2	September 12, 2022
10.24	Bakkt Holdings, Inc. Outside Director Compensation Program	10-Q	001-39544	10.2	August 11, 2022
10.25	Employment Agreement, dated October 12, 2022, by and between Karen Alexander and the Company	8-K	001-39544	10.1	October 13, 2022
10.26	Registration Rights Agreement, dated as of April 1, 2023, by and between Bakkt Holdings, Inc. and Apex Fintech Solutions Inc.	8-K	001-39544	4.1	April 3, 2023
21.1	List of subsidiaries of the registrant.					X
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm of the Company.					X
24.1	Powers of Attorney (included on the signature page of this Annual Report on Form 10-K).					X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
97	Clawback Policy					X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

Date:	March 25, 2024	BAKKT HOLDINGS, INC.

		By:	/s/ Gavin Michael
Gavin Michael
Chief Executive Officer and President
(Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew Main, Marc D’Annunzio and Karen Alexander, and each one of them, as their true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gavin Michael	Chief Executive Officer, President and Director (Principal Executive Officer)	3/25/2024
Gavin Michael

/s/ Karen Alexander	Chief Financial Officer (Principal Financial Officer)	3/25/2024
Karen Alexander

/s/ Chip Goodroe	Chief Accounting Officer (Principal Accounting Officer)	3/25/2024
Chip Goodroe

/s/ David C. Clifton	Director	3/25/2024
David C. Clifton

/s/ Sean Collins	Director	3/25/2024
Sean Collins

/s/ Michelle J. Goldberg	Director	3/25/2024
Michelle J. Goldberg

/s/ Richard Lumb	Director	3/25/2024
Richard Lumb

/s/ Andrew A. Main	Director	3/25/2024
Andrew A. Main

/s/ Gordon Watson	Director	3/25/2024
Gordon Watson

/s/ De’Ana Dow	Director	3/25/2024
De’Ana Dow

/s/ Jill Simeone	Director	3/25/2024
Jill Simeone