Form 10-Q
period 2024-03-31
Bakkt Holdings, Inc.
filed 2024-05-15
CIK 1820302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of May 8, 2024, there were 6,231,825 shares of the registrant’s Class A Common Stock, 7,194,941 shares of Class V Common Stock, and 7,140,808 public warrants issued and outstanding.

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
This Report contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. You can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would,” the negative of such terms, and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to our business. Forward-looking statements in this Report may include, for example, statements about:
•    our future financial performance;
•    changes in the market for our products and services; and
•    expansion plans and opportunities, including our plans to expand to international markets.
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
•our inability to maintain the listing of our securities on the New York Stock Exchange (the "NYSE");
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
•our inability to reduce cash expenses and align headcount and employee-related costs with our budget priorities;

•our failure to comply with extensive government regulation, oversight, licensure and appraisals;
•our inability to reduce regulatory capital, insurance and collateral requirements;
•uncertain regulatory regime governing blockchain technologies and crypto;
•our ability to remediate the material weakness in and establish and maintain, effective internal controls and procedures
•the exposure to any liability, protracted and costly litigation or reputational damage relating to our data security;
•the impact of any goodwill or other intangible assets impairments on our operating results;
•the impact of any pandemics or other public health emergencies; and
•other risks and uncertainties indicated in this Report, including those set forth under “Risk Factors.”

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.

Bakkt Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	As of March 31, 2024 (Unaudited)	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$56,600	$52,882
Restricted cash	44,008	31,838
Customer funds	88,165	32,925
Available-for-sale securities	18,012	17,398
Accounts receivable, net	37,157	29,664
Prepaid insurance	9,173	13,049
Safeguarding asset for crypto	1,233,238	701,556
Other current assets	3,995	3,332
Total current assets	1,490,348	882,644
Property, equipment and software, net	1,509	60
Goodwill	68,001	68,001
Intangible assets, net	2,900	2,900
Other assets	12,773	13,262
Total assets	$1,575,531	$966,867
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$62,717	$55,379
Customer funds payable	88,165	32,925
Deferred revenue, current	3,295	4,282
Due to related party	2,510	3,230
Safeguarding obligation for crypto	1,233,238	701,556
Unsettled crypto trades	4,549	996
Other current liabilities	3,829	3,706
Total current liabilities	1,398,303	802,074
Deferred revenue, noncurrent	2,858	3,198
Warrant liability	21,006	2,356
Other noncurrent liabilities	22,481	23,525
Total liabilities	1,444,648	831,153
Commitments and contingencies (Note 14)
Stockholders' equity:
Class A Common Stock ($0.0001 par value, 30,000,000 shares authorized, 5,873,079 shares issued and outstanding as of March 31, 2024 and 3,793,837 shares issued and outstanding as of December 31, 2023)	1	—
Class V Common Stock ($0.0001 par value, 10,000,000 shares authorized, 7,195,339 shares issued and outstanding as of March 31, 2024 and 7,200,064 shares issued and outstanding as of December 31, 2023)	1	1
Additional paid-in capital	816,768	799,683
Accumulated other comprehensive loss	(321)	(101)
Accumulated deficit	(759,466)	(751,301)
Total stockholders’ equity	56,983	48,282
Noncontrolling interest	73,900	87,432
Total equity	130,883	135,714
Total liabilities and stockholders’ equity	$1,575,531	$966,867

The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Revenues:
Crypto services	$841,340	$443
Loyalty services, net	13,242	12,776
Total revenues	854,582	13,219
Operating expenses:
Crypto costs (See Note 2)	831,972	363
Execution, clearing and brokerage fees	5,630	—
Compensation and benefits	24,531	34,144
Professional services	3,635	2,378
Technology and communication	5,772	5,718
Selling, general and administrative	7,811	6,709
Acquisition-related expenses	11	776
Depreciation and amortization	57	3,063
Related party expenses	150	600
Impairment of long-lived assets	288	—
Restructuring expenses	6,140	4,251
Other operating expenses	422	665
Total operating expenses	886,419	58,667
Operating loss	(31,837)	(45,448)
Interest income, net	956	1,624
Gain (loss) from change in fair value of warrant liability	9,046	(1,000)
Other income (expense), net	716	(17)
Loss before income taxes	(21,119)	(44,841)
Income tax expense	(156)	(18)
Net loss	(21,275)	(44,859)
Less: Net loss attributable to noncontrolling interest	(13,110)	(30,883)
Net loss attributable to Bakkt Holdings, Inc.	$(8,165)	$(13,976)

Net loss per share attributable to Class A Common Stockholders:
Basic	$(1.86)	$(4.27)
Diluted	$(1.86)	$(4.27)
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net loss	$(21,275)	$(44,859)
Currency translation adjustment, net of tax	(421)	22
Unrealized losses on available-for-sale securities, net of tax	(158)	(229)
Comprehensive loss	$(21,854)	$(45,066)
Comprehensive loss attributable to noncontrolling interest	(13,469)	(31,027)
Comprehensive loss attributable to Bakkt Holdings, Inc.	$(8,385)	$(14,039)
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data)
(Unaudited)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	$	Shares	$
Balance as of December 31, 2022	3,237,074	$—	7,339,310	$1	$773,000	$(676,447)	$(290)	$96,264	$239,811	$336,075
Share-based compensation	—	—	—	—	6,713	—	—	6,713	—	6,713
Unit-based compensation	—	—	—	—	—	—	—	—	542	542
Shares issued upon vesting of share-based awards, net of tax withholding	59,801	—	—	—	—	—	—	—	—	—
Exchange of Class V shares for Class A shares	8,115	—	(8,115)	—	345	—	—	345	(345)	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	7	7	15	22
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(72)	(72)	(157)	(229)
Net loss	—	—	—	—	—	(13,976)	—	(13,976)	(30,883)	(44,859)
Balance as of March 31, 2023	3,304,990	$—	7,331,195	$1	$780,058	$(690,423)	$(355)	$89,281	$208,983	$298,264

Balance as of December 31, 2023	3,793,837	—	7,200,064	1	799,683	(751,301)	(101)	48,282	87,432	135,714
Share-based compensation	—	—	—	—	8,013	—	—	8,013	—	8,013
Shares issued upon vesting of share-based awards, net of tax withholding	118,593	—	—	—	(2,259)	—	—	(2,259)	—	(2,259)
Equity offerings, net of issuance costs	1,955,924	1			11,268			11,269	—	11,269
Exchange of Class V shares for Class A shares	4,725	—	(4,725)	—	63	—	—	63	(63)	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	(160)	(160)	(261)	(421)
Unrealized losses on available-for-sale securities, net of tax	—	—	—	—	—	—	(60)	(60)	(98)	(158)
Net loss	—	—	—	—	—	(8,165)	—	(8,165)	(13,110)	(21,275)
Balance as of March 31, 2024	5,873,079	$1	7,195,339	$1	$816,768	$(759,466)	$(321)	$56,983	$73,900	$130,883

The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cash flows from operating activities:
Net loss	$(21,275)	$(44,859)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	57	3,063
Non-cash lease expense	622	789
Share-based compensation expense	8,013	7,241
Unit-based compensation expense	—	680
Impairment of long-lived assets	288	—
Loss on disposal of assets	—	14
(Gain) loss from change in fair value of warrant liability	(9,046)	1,000
Other	—	243
Changes in operating assets and liabilities:
Accounts receivable	(6,288)	(88)
Prepaid insurance	3,876	4,332
Accounts payable and accrued liabilities	7,312	(15,991)
Unsettled crypto trades	3,553	—
Due to related party	(720)	(659)
Deferred revenue	(1,327)	(542)
Operating lease liabilities	(957)	(592)
Customer funds payable	55,240	(36)
Other assets and liabilities	(995)	(1,836)
Net cash provided by (used in) operating activities	38,353	(47,241)
Cash flows from investing activities:
Capitalized internal-use software development costs and other capital expenditures	(1,771)	(3,719)
Purchase of available-for-sale securities	(17,996)	(26,999)
Proceeds from the settlement of available-for-sale securities	17,463	101,048
Acquisition of Bumped Financial, LLC	—	(631)
Net cash (used in) provided by investing activities	(2,304)	69,699
Cash flows from financing activities:
Proceeds from Concurrent Offerings, net of issuance costs	38,964	—
Repurchase and retirement of Class A Common Stock for withholding purposes	(2,259)	—
Net cash provided by financing activities	36,705	—
Effect of exchange rate changes	(421)	22
Net increase in cash, cash equivalents, restricted cash, cash held in escrow, customer funds and deposits	72,333	22,480
Cash, cash equivalents, restricted cash, cash held in escrow, customer funds and deposits at the beginning of the period	118,498	115,423
Cash, cash equivalents, restricted cash, cash held in escrow, customer funds and deposits at the end of the period	$190,831	$137,903
Supplemental disclosure of cash flow information:
Non-cash operating lease right-of-use asset acquired	$—	$3,776
Supplemental disclosure of non-cash investing and financing activity:
Capitalized internal-use software development costs and other capital expenditures included in accounts payable and accrued liabilities	455	1,597
Reconciliation of cash, cash equivalents, restricted cash, cash held in escrow, customer funds and deposits to consolidated balance sheet:
Cash and cash equivalents	$56,600	$50,834
Restricted cash	44,008	19,305
Cash held in escrow	—	67,209
Customer funds	88,165	555
Deposits (See Note 6)	2,058	—
Total cash, cash equivalents, restricted cash, cash held in escrow, customer funds and deposits	$190,831	$137,903
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
Unless the context otherwise provides, “we,” “us,” “our,” “Bakkt,” the “Company” and like terms refer to Bakkt Holdings, Inc. and its subsidiaries, including Opco.
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
On April 1, 2023 we completed the acquisition of 100% of the ownership interests of Apex Crypto LLC ("Apex Crypto") and subsequently changed the name of the legal entity to Bakkt Crypto Solutions, LLC ("Bakkt Crypto Solutions"), effective June 12, 2023. On March 20, 2024, Bakkt Crypto Solutions merged with and into Bakkt Marketplace, LLC ("Bakkt Marketplace"), with Bakkt Marketplace as the surviving entity in the merger. Bakkt Marketplace was then renamed to Bakkt Crypto Solutions, LLC ("Bakkt Crypto").
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
Bakkt Trust’s custody solution provides support to Bakkt Crypto with respect to all crypto assets supported by the Company. Additionally, until October 2, 2023, Bakkt Trust operated, in conjunction with Intercontinental Exchange, Inc. ("ICE"), regulated infrastructure for trading, clearing, and custody services for physically-delivered bitcoin futures (See Note 8 "Related Parties" below for a description of a recent delisting of certain Bakkt Bitcoin futures and option contracts by ICE Futures U.S., Inc. ("IFUS")). Bakkt Crypto holds a New York State virtual currency license (commonly referred to as a "BitLicense"), and money transmitter licenses from all states throughout the U.S. where such licenses are required for the operation of its business, and is registered as a money services business with the Financial Crimes Enforcement Network of the United States Department of the Treasury.
As of March 31, 2024, we offer crypto services in the U.S. and in selected markets in Latin America and Europe. We expect to continue to pursue new markets in the future by working with our existing client base as well as targeting new clients.
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
2.Summary of Significant Accounting Policies
Our accounting policies are as set forth in the notes to our Annual Report on Form 10-K for the year ended December 31, 2023 (our "Form 10-K").
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
In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or for any other future annual or interim period. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes thereto included in our Form 10-K.
On April 29, 2024, following approval by our stockholders and Board of Directors, we effected a reverse stock split (the “Reverse Stock Split”) of our Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”), and Class V Common Stock, par value $0.0001 per share (“Class V Common Stock” and collectively with the Class A Common Stock, the “Common Stock”), at a ratio of 1-for-25 (the “Reverse Stock Split Ratio”). Our Class A Common Stock began trading on a reverse-split adjusted basis on the New York Stock Exchange (the "NYSE") as of the open of trading on April 29, 2024. All outstanding warrants and share-based awards were also adjusted on a 1-for-25 basis. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 505 Equity, changes in the capital structure of a public reporting entity due to a reverse stock split occurring after the balance sheet date, but before the release of the financial statements, should be given retroactive effect. As such, the Reverse Stock Split has been retroactively applied to all figures throughout this Quarterly Report on Form 10-Q (unless otherwise noted).
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base our estimates and assumptions on historical experience and various judgments that we believe to be reasonable under the circumstances. The significant estimates and assumptions that affect the financial statements may include, but are not limited to, those that are related to going concern, income tax valuation allowances, useful lives and fair value of intangible assets and property, equipment and software, fair value of financial assets and liabilities, determining provision for doubtful accounts, valuation of acquired tangible and intangible assets, the impairment of intangible and long-lived assets and goodwill, our issued warrants, and fair market value of stock-based awards. Actual results and outcomes may differ from management’s estimates and assumptions and such differences may be material to our audited consolidated financial statements.
Liquidity and Going Concern
The accompanying unaudited consolidated financial statements are prepared on a going concern basis in accordance with U.S. GAAP. This presentation contemplates the realization of assets and the satisfaction of liabilities in the normal course of business and does not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of the uncertainties described below.
At each reporting period, in accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, we evaluate whether there are conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. In accordance with ASC 205-40, our initial evaluation can only include management’s plans that have been fully implemented as of the issuance date. Operating forecasts for new products/markets cannot be considered in the initial evaluation as those product/market launches have not been fully implemented.

Accordingly, our evaluation entails analyzing prospective fully implemented operating budgets and forecasts for expectations of our cash needs and comparing those needs to the current cash and cash equivalent balances. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, we evaluate whether the mitigating effect of our plans sufficiently alleviates substantial doubt about our ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.
Evaluation in conjunction with the issuance of the March 31, 2024 unaudited consolidated financial statements
In forecasting our expectation of cash needs for the initial ASC 205-40 evaluation, the crypto revenue growth projections exclude expansion to international retail crypto markets where such arrangements are not signed, as well as activation of new clients currently not live on our platform as of the date of release of these unaudited consolidated financial statements.
We have incurred net losses and consumed cashflow from operations since our inception and incurred losses and consumed cash through the date of this filing in excess of our cash inflows from operations and fundraising. Due to these ongoing losses and a limited supply of remaining cash and available-for-sale securities, substantial doubt was initially raised about our ability to continue as a going concern in connection with the filing of our Quarterly Report of Form 10-Q for the quarterly period ending September 30, 2023, which we alleviated through management plans which emphasized reducing headcount and other cost cutting measures. In connection with the filing of subsequent amendments thereto and in connection with our analysis as of December 31, 2023, we disclosed that without additional equity financing (See Note 10) we could not conclude that we could maintain our operations for a period of at least 12 months from the dates of such amended filings. We closed on equity offerings in March of 2024, prior to the release of the Form 10-K that when considered with management's other plans resulted in management concluding that notwithstanding the initial doubt that was raised, management's plans were expected to alleviate substantial doubt. For the three months ended March 31, 2024, we incurred a net loss of $21.3 million and consumed $38.4 million of cash in operations. We have historically relied on our existing cash and available-for-sale securities portfolio to fund operations. As of March 31, 2024, we had $56.6 million of available cash and cash equivalents that was not restricted or required to be held for regulatory capital (see Note 13) and $18.0 million in available-for-sale securities. We do not have any long-term debt to service but have commitments under long-term cloud computing, lease and marketing contracts as described in Notes 14 and 17. We expect to continue to incur losses and consume cash for the foreseeable future. This raised substantial doubt about our ability to continue as a going concern given our present liquidity.
We have been executing a strategic plan to optimize our capital allocation and expense base since the fourth quarter of 2022, which has reduced our annual cash expenses year over year and which we expect will continue to reduce our cash expenses in 2024. As a part of those plans, we will continue to align headcount and employee-related costs to further reduce cash expenses. We announced a reduction in force on May 3, 2024 which is expected to result in cash savings of approximately $13.0 million, excluding severance over the next 12 months. We will enact additional personnel and discretionary spending cuts such as incentive compensation, marketing, professional services and administrative travel to preserve cash to fund operations. We received approval in March 2024 to integrate, and have subsequently merged and integrated, Bakkt Marketplace and Bakkt Crypto Solutions, which will reduce the amount of regulatory capital and insurance collateral we are required to hold by up to $12.0 million by the end of 2024. However, it is critical to our plan to mitigate our cash burn that we significantly expand our revenue base to be able to generate a sustainable operating profit. There is significant uncertainty associated with our expansion to new markets and the growth of our revenue base given the uncertain and rapidly evolving environment associated with crypto assets. We believe after giving effect to management's plans to reduce cash expenses, that our cash, which includes the proceeds of the capital raise, and short-term securities will be sufficient to fund our operations for the next 12 months from the date of these financial statements. We believe the expected impact on our liquidity and cash flows resulting from the entity integration and the operational initiatives outlined above are probable of occurring and sufficient to enable us to meet our obligations for at least twelve months from the date the financial statements are issued and alleviate the substantial doubt about our ability to continue as a going concern.
Recently Adopted Accounting Pronouncements
For the three months ended March 31, 2024, there were no significant changes to the recently adopted accounting pronouncements applicable to us from those disclosed in Note 2 to the consolidated financial statements included in our Form 10-K.
3.Revenue from Contracts with Customers
Disaggregation of Revenue
We disaggregate revenue by service type and by platform as follows (in thousands):

Service Type	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Transaction revenue	$847,984	$7,706
Subscription and service revenue	6,598	5,513
Total revenue	$854,582	$13,219

Platform	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Loyalty redemption platform, net	13,242	12,776
Crypto services	841,340	443
Total revenue	$854,582	$13,219
We recognized revenue from foreign jurisdictions of $14.4 million for the three months ended March 31, 2024, and $0.9 million for the three months ended March 31, 2023.
We have one reportable segment to which our revenues relate.
Deferred Revenue
Contract liabilities consist of deferred revenue for amounts invoiced prior to us meeting the criteria for revenue recognition. We invoice customers for service fees at the time the service is performed, and such fees are recognized as revenue over time as we satisfy its performance obligation. Contract liabilities are classified as “Deferred revenue, current” and “Deferred revenue, noncurrent” in our consolidated balance sheets. The activity in deferred revenue for the three months ended March 31, 2024 and March 31, 2023, respectively, was as follows (in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Beginning of the period contract liability	$7,480	$7,084
Revenue recognized from contract liabilities included in the beginning balance	(1,497)	(1,119)
Increases due to cash received, net of amounts recognized in revenue during the period	170	577
End of the period contract liability	$6,153	$6,542

Remaining Performance Obligations
As of March 31, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations related to partially completed contracts is $18.0 million, comprised of $11.8 million of subscription fees and $6.2 million of service fees that are deferred. We recognize our subscription fees as revenue over a weighted-average period of 23 months (ranges from 1 month – 30 months) and our service fees as revenue over approximately 17 months.
As of March 31, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations related to partially completed contracts is $24.4 million, comprised of $17.9 million of subscription fees and $6.5 million of service fees that are deferred. We recognize our subscription fees as revenue over a weighted-average period of 32 months (ranges from 1 month – 42 months) and our service fees as revenue over approximately 24 months.
Contract Costs
For the three months ended March 31, 2024 and March 31, 2023, we incurred no incremental costs to obtain and/or fulfill contracts with customers.
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
The contingent consideration payable in Class A Common Stock to Apex Crypto's former owners based on the performance of the business in the 2023-2025 annual periods was estimated using a Monte Carlo model given the range of possible outcomes. As of December 31, 2023, we determined the value of the contingent consideration was zero, based on our forward-looking projections and minimum profit requirements associated with the contingent consideration and reversed the accrual through acquisition expenses. As of March 31, 2024, we determined the value of the contingent consideration remained zero.
The following unaudited pro forma financial information presents the Company's results of operations as if the acquisition of Apex Crypto had occurred on January 1, 2023. The unaudited pro forma financial information as presented below is for illustrative purposes and does not purport to represent what the results of operations would actually have been if the acquisition of Apex Crypto occurred as of the date indicated or what the results would be for any future periods. The unaudited pro forma results reflect the step-up amortization adjustments for the fair value of intangible assets acquired, acquisition-related expenses, and share-based compensation expense for newly issued restricted stock units. Proforma revenue for the three months ended March 31, 2023 would be $458.3 million. Proforma net loss for the three months ended March 31, 2023 would be $38.5 million.
Subsequent to the acquisition, we changed the name of Apex Crypto to Bakkt Crypto Solutions, LLC ("Bakkt Crypto Solutions").
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
5.Goodwill and Intangible Assets, Net
Changes in goodwill consisted of the following (in thousands):

Balance as of December 31, 2023	$68,001
Foreign currency translation	—
Balance as of March 31, 2024	$68,001
We identified a triggering event related to the significant decline in our stock price, indicating a potential impairment of our goodwill during the quarter ended March 31, 2024. We determined no goodwill impairment charge was required based on a comparison of our market capitalization against the carrying value of our equity.

Intangible assets consisted of the following (in thousands):

	March 31, 2024
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks / trade names	Indefinite	2,900	—	2,900
Total		$2,900	$—	$2,900

	December 31, 2023
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Licenses	Indefinite	$611	$—	(611)	$—
Trademarks / trade names	Indefinite	8,000	—	(5,100)	2,900
Technology	5	18,360	(6,234)	(12,126)	—
Customer relationships	8.4	55,170	(12,508)	(42,662)	—
Total		$82,141	$(18,742)	(60,499)	$2,900
We did not record any amortization of intangible assets for the three months ended March 31, 2024 as our finite lived intangible assets have been fully impaired. Amortization of intangible assets for the three months ended March 31, 2023 was $2.0 million, and is included in “Depreciation and amortization” in the statements of operations.
Estimated future amortization for definite-lived intangible assets as of March 31, 2024 is zero as our finite lived intangible assets have been fully impaired.
Intangible assets also include crypto we own, which are accounted for as indefinite-lived intangible assets and are initially measured at cost (under a first-in, first-out basis) under the guidance in ASC 350 Intangibles - Goodwill and Other. These assets are not amortized, but assessed for impairment continually given the volatility of markets for these assets. Impairment exists when the carrying amount exceeds its fair value. The fair value of crypto is determined as the lowest price of executed transactions during the measurement or holding period using the quoted price of the crypto in our principal market. The carrying amount of a crypto asset after its impairment becomes its new cost basis. Impairment losses are not reversible or recoverable and are included in “Crypto costs” in the consolidated statement of operations. Impairment losses were not material for the three months ended March 31, 2024 or March 31, 2023. Our owned crypto is typically liquidated on a daily basis during the fulfillment of customer orders and settlement with our liquidity providers. We classify cash flows from crypto within cash flows from operating activities.

6.Consolidated Balance Sheet Components
Accounts Receivable, Net
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Trade accounts receivable	$11,747	$14,987
Receivables from customers, clients and liquidity partners	16,386	6,123
Unbilled receivables	4,880	6,125
Deposits	2,176	939
Other receivables	2,861	2,221
Total accounts receivable	38,050	30,395
Less: Allowance for doubtful accounts	(893)	(731)
Total	$37,157	$29,664
Deposits includes cash, as noted on the consolidated statements of cash flows, at clearing agencies used to settle customer transactions. Amounts payable and receivable to our liquidity providers are reported net by counterparty when the right of offset exists.
Other Current Assets
Other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid expenses	$3,645	$3,307
Other	350	25
Total	$3,995	$3,332
Property, Equipment and Software, Net
Property, equipment and software, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Internal-use software	$1,236	$—
Other computer and network equipment	835	800
Leasehold improvements	235	—
Property, equipment and software, gross	2,306	800
Less: accumulated amortization and depreciation	(797)	(740)
Total	$1,509	$60
For the three months ended March 31, 2024 and March 31, 2023, depreciation and amortization expense related to property, equipment and software amounted to $0.1 million and $1.0 million, respectively, of which less than $0.1 million and $0.3 million, respectively, related to amortization expense of capitalized internal-use software placed in service.

Other Assets
Other assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Operating lease right-of-use assets	$10,834	$11,456
Deposits with clearinghouse	159	159
Other	1,780	1,647
Total	$12,773	$13,262
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accounts payable	$5,670	$14,925
Payables to clients and customers	16,516	4,906
Accrued expenses	17,963	15,970
Purchasing card payable	11,214	11,830
Salaries and benefits payable	7,093	4,442
Loyalty revenue share liability	3,653	2,686
Other	608	620
Total	$62,717	$55,379
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Current maturities of operating lease liability	3,718	3,636
Other	111	70
Total	$3,829	$3,706
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Operating lease liability, noncurrent	$22,481	$23,525
Total	$22,481	$23,525
Amounts receivable and payable included in the tables above related to our crypto transactions pending settlement with our customers and liquidity providers were settled in April 2024 in amounts consistent with those reflected above.

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
The TRA provides for the payment by us to exchanging holders of Opco common units of 85% of certain net income tax benefits, if any, that we realize (or in certain cases are deemed to realize) as a result of these increases in tax basis related to entering into the TRA, including tax benefits attributable to payments under the TRA. This payment obligation is an obligation of the Company and not of Opco. For purposes of the TRA, the cash tax savings in income tax will be computed by comparing our actual income tax liability (calculated with certain assumptions) to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the assets of Opco as a result of Opco having an election in effect under Section 754 of the Code for each taxable year in which an exchange of Opco common units for Class A Common Stock occurs and had we not entered into the TRA. Such change will be calculated under the TRA without regard to any transfers of Opco common units or distributions with respect to such Opco common units before the exchange under the Exchange Agreement to which Section 743(b) or 734(b) of the Code applies. As of March 31, 2024, 1,042,812 Opco common units had been exchanged for Class A Common Stock. Refer to Note 14 regarding the contingency related to the TRA.
8.Related Parties
ICE Management and Technical Support
Upon consummation of the VIH Business Combination, we entered into a Transition Services Agreement (the “ICE TSA”) with ICE, pursuant to which ICE provides insurance, digital warehouse, data center, technical support, and other transition-related services in exchange for quarterly service fees payable by us. We did not recognize any expense related to the ICE TSA for the three months ended March 31, 2024. We recognized $0.6 million of expense related to the ICE TSA for the three months ended March 31, 2023, which is reflected as “Related party expenses” in the consolidated statements of operations. As of March 31, 2024 and December 31, 2023, we had $2.2 million and $3.0 million, respectively, reflected as “Due to related party” in the consolidated balance sheets related to the ICE TSA. The agreement terminated in December 2023.
Triparty Agreement
The Digital Currency Trading, Clearing, and Warehouse Services Agreement ("Triparty Agreement") provided for ICE Futures U.S., Inc. ("IFUS") to list for trading one or more digital currency futures and/or options contracts, and for ICE Clear US, Inc. ("ICUS") to serve as the clearing house to provide central counterparty and ancillary services for such contracts.
Effective July 28, 2023, IFUS delisted all Bakkt Bitcoin futures contracts other than the August and September 2023 expiry months, and also delisted all Bakkt Bitcoin Option contracts. Following the delisting, no new Bakkt Bitcoin futures or option expiry months were listed for trading. The August and September 2023 expiry months continued to be listed for trading through their regular last trading days, which were August 24 and September 28, 2023 respectively. No material revenues associated with the Triparty Agreement were recognized during the three months ended March 31, 2023. Effective October 2, 2023, the parties terminated the Triparty Agreement.

Apex Crypto Technical Support
In connection with our acquisition of Apex Crypto, we entered into a Transition Services Agreement (the “Apex TSA”) with Apex Fintech Solutions, Inc. ("AFS"), pursuant to which AFS provides technical support and other transition-related services in exchange for quarterly service fees payable by us. We recognized $0.2 million of expense related to the Apex TSA during the three months ended March 31, 2024, which is reflected as “Related party expenses” in the consolidated statements of operations. As of March 31, 2024 and December 31, 2023, we had $0.3 million and $0.2 million, respectively, reflected as “Due to related party” in the consolidated balance sheets related to the Apex TSA.
9.Warrants
As of March 31, 2024 and December 31, 2023, there were 7,140,808 public warrants outstanding. Public warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the public warrant. Holders of public warrants are entitled to purchase one share of Class A Common Stock for every 25 public warrants. The exercise price associated with such warrants is equivalent to $287.50 per share of Class A Common Stock. The public warrants became exercisable on November 15, 2021. The public warrants will expire on October 15, 2026, or earlier upon redemption or liquidation. We may redeem the outstanding warrants when various conditions are met, such as specific stock prices, as detailed in the specific warrant agreements. The warrants are recorded as a liability and reflected as “Warrant liability” in the consolidated balance sheets.
During the three months ended March 31, 2024 and March 31, 2023, we did not receive any proceeds from the exercise of the public warrants. We recognized a gain from the change in fair value of the warrant liability associated with the public warrants during the three months ended March 31, 2024 of $9.0 million. We recognized a loss from the change in fair value of the warrant liability associated with the public warrants during the three months ended March 31, 2023 of $1.0 million.
In connection with the Concurrent Offerings (see Note 10), we issued and sold to the Third-Party Purchasers an aggregate of 1,396,701 shares of the Company’s Class A Common Stock, including 196,701 shares of Class A Common Stock issued upon exercise of certain of the Pre-Funded Warrants (as defined below) prior to the Third-Party Closing, Class 1 Warrants (“Class 1 Warrants”) to purchase an aggregate of 922,722 shares of Class A Common Stock, Class 2 Warrants (“Class 2 Warrants”) to purchase an aggregate of 922,722 shares of Class A Common Stock and Pre-Funded Warrants (“Pre-Funded Warrants”) to purchase an aggregate of 448,742 shares of Class A Common Stock.
Concurrently, under the terms of the ICE Offering we entered into a securities purchase agreement (the “ICE Purchase Agreement” and, together with the Third-Party Purchase Agreement, the “Purchase Agreements”) with ICE, pursuant to which we agreed to sell to ICE Class 1 Warrants to purchase up to 230,680 shares of Class A Common Stock and Class 2 Warrants to purchase up to 230,680 shares of Class A Common Stock. The consummation of the transactions contemplated by the ICE Purchase Agreement (the “ICE Closings”) occurred on March 4, 2024 and April 25, 2024. At the ICE Closing, pursuant to the ICE Purchase Agreement, we issued and sold to ICE 461,361 shares of Class A Common Stock, Class 1 Warrants to purchase an aggregate of 230,680 shares of Class A Common Stock, and Class 2 Warrants to purchase an aggregate of 230,680 shares of Class A Common Stock
The Class 1 and Class 2 warrants have an exercise price of $25.50 and have a five-and-a-half year term. The Class 1 and Class 2 warrants may be exercised at any time after the 6 month anniversary of the relevant closing. The Class 2 warrant agreement contains an alternative exercise clause that entitles the holder to exchange two warrants for a share of stock if certain conditions are met. The Class 1 and Class 2 warrants issued in the Concurrent Offerings are initially recorded as a liability at fair value and reflected as “Warrant liability” in the consolidated balance sheets. The warrants issued on March 4, 2024 were valued at $27.7 million using a monte-carlo model. As of March 31, 2024, all Class 1 Warrants and Class 2 Warrants remain outstanding. As of March 31, 2024, holders have exercised all of the Pre-Funded Warrants. As of March 31, 2024, proceeds received from the exercise of Pre-Funded Warrants were immaterial. We recognized a gain from the change in fair value of the warrant liability associated with the Class 1 and Class 2 warrants during the three months ended March 31, 2024 of $7.6 million.
10.Stockholders’ Equity
2024 Registered Direct Offering
On February 29, 2024, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we agreed to sell and issue a combination of Class A Common Stock, Class 1 Warrants, Class 2 Warrants and Pre-Funded Warrants in a registered direct offering (the “Third-Party Offering”). In a concurrent registered direct offering (the “ICE Offering” and, together with the Third-Party Offering, the “Concurrent Offerings”) on February 29, 2024, we entered into a securities purchase agreement with ICE (a related party), pursuant to which we agreed to sell and issue a combination of Class A Common Stock, Class 1 Warrants and Class 2 Warrants. We raised net proceeds from the Third-Party Offering of approximately $37.6 million, after deducting the placement agent’s fees and estimated offering expenses payable by us, and raised net proceeds from the ICE Offering of approximately $9.8 million, after deducting estimated offering expenses payable by us. Approximately $2.4 million of proceeds from the ICE Offering were received concurrently with the closing of the Third-Party Offering, with the remaining $7.4 million received in a subsequent closing of the ICE Offering on April 25, 2024 after we obtained stockholder approval for such issuance. We intend to use the net proceeds from the Concurrent Offerings for working capital and other general corporate purposes.

Preferred Stock
We are authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The holders of a series of preferred stock shall be entitled only to such voting rights as shall expressly be granted thereto by the Certificate of Incorporation (including any certificate of designation relating to such series of preferred stock). As of March 31, 2024, no shares of preferred stock have been issued.
Common Stock

Class A Common Stock
We are authorized to issue 30,000,000 shares with a par value of $0.0001 per share. Each holder of record of Class A Common Stock is entitled to one vote for each share of Class A Common Stock held on all matters on which stockholders generally or holders of Class A Common Stock as a separate class are entitled to vote, including the election or removal of directors (whether voting separately as a class or together with one or more classes of our capital stock). As of March 31, 2024 and December 31, 2023, there were 5,873,079 and 3,793,837 shares of Class A Common Stock issued and outstanding, respectively.
Dividends
Subject to preferences that may be applicable to any outstanding preferred stock, the holders of shares of Class A Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by our Board out of funds legally available therefor. As of March 31, 2024, no dividends have been declared.
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

Class V Common Stock
We are authorized to issue 10,000,000 shares with par value $0.0001 per share. These shares have no economic value but entitle the holder to one vote per share. Paired Interests may be exchanged for one share of our Class A Common Stock or a cash amount in accordance with the Third Amended and Restated Limited Liability Company Agreement of Opco and the Amended and Restated Exchange Agreement. Holders of Paired Interests became eligible on April 16, 2022 under the Exchange Agreement to exchange their Paired Interests for Class A Common Stock, or, at our election, cash in lieu thereof. During the three months ended March 31, 2024, holders of Paired Interests exchanged 4,725 Paired Interests for our Class A Common Stock, and we did not elect to settle any such exchanges in cash. As of March 31, 2024 and December 31, 2023, there were 7,195,339 and 7,200,064 shares of Class V Common Stock issued and outstanding, respectively.
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
Noncontrolling Interest
The following table summarizes the ownership interest in Opco as of March 31, 2024 and December 31, 2023:

	March 31, 2024		December 31, 2023
	Opco Common Units	Ownership %	Opco Common Units	Ownership %
Opco common units held by Bakkt Holdings, Inc.	5,873,079	45%	3,793,837	35%
Opco common units held by noncontrolling interest holders	7,195,339	55%	7,200,064	65%
Total Opco common units outstanding	13,068,418	100%	10,993,901	100%
The weighted average ownership percentages for the applicable reporting periods are used to attribute net loss and other comprehensive loss to the Company and the noncontrolling interest holders. The noncontrolling interest holders' weighted average ownership percentage for the three months ended March 31, 2024 was 62.1%.
Members’ Equity
Prior to the VIH Business Combination, Opco had three classes of voting units – Class A, Class B and Class C voting units – and incentive units granted under the Opco Incentive Equity Plan (the “Opco Plan”).
In connection with the VIH Business Combination, Class C warrants of Opco automatically converted into the right to purchase 31,734 Paired Interests in Opco at an exercise price of $126 per Paired Interest. As of March 31, 2024,

6,882 modified warrant units have vested but have not been exercised, and the remaining 24,851 warrant units have not vested or been exercised. No expenses were recorded during the three months ended March 31, 2024 and March 31, 2023, since the service conditions were not probable of being met in those periods.
11.Share-Based and Unit-Based Compensation
2021 Incentive Plan
Our 2021 Omnibus Incentive Plan, as amended (the “2021 Incentive Plan”), became effective on the Closing Date with the approval of VIH’s shareholders and the Board of Directors. The 2021 Incentive Plan allows us to make equity and equity-based incentive awards to employees, non-employee directors and consultants. There were initially 1,032,677 shares of Class A Common Stock reserved for issuance under the 2021 Incentive Plan which can be granted as stock options, stock appreciation rights, restricted shares, restricted stock units ("RSUs"), performance stock units ("PSUs"), dividend equivalent rights and other share-based awards. On June 6, 2023, the 2021 Incentive Plan was amended to increase by 1,063,618 shares the number of authorized shares of Class A Common Stock available for issuance for a new aggregate total of 2,096,295 shares authorized. No award may vest earlier than the first anniversary of the date of grant, subject to limited conditions.
Share-Based Compensation Expense
During the three months ended March 31, 2024 and March 31, 2023, we granted 482,599 and 180,454 RSUs, respectively, to employees and directors. During the three months ended March 31, 2024 and March 31, 2023, respectively, we did not grant any PSUs.
We recorded $7.7 million and $5.9 million of share-based compensation expense related to RSUs for the three months ended March 31, 2024 and March 31, 2023, respectively. We recorded $0.3 million and $1.4 million of share-based compensation expense related to PSUs for the three months ended March 31, 2024 and March 31, 2023, respectively. Share-based compensation expense for both RSUs and PSUs, except for share-based compensation expense related to the Company's restructuring efforts discussed below, is included in “Compensation and benefits” in the consolidated statements of operations.
Unrecognized compensation expense as of March 31, 2024 and December 31, 2023 was $11.5 million and $14.3 million, respectively, for the RSUs and PSUs. The unrecognized compensation expense as of March 31, 2024 and December 31, 2023 will be recognized over a weighted-average period of 1.90 years and 1.38 years, respectively.

RSU and PSU Activity
The following tables summarize RSU and PSU activity under the 2021 Incentive Plan for the three months ended March 31, 2024 and March 31, 2023 (in thousands, except per unit data):

RSUs and PSUs	Number of RSUs and PSUs	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	551	2.05	$101.25
Granted	180		$37.00	$6,600
Forfeited	(30)
Vested	(98)
Outstanding as of March 31, 2023	603	2.02	$82.00

Outstanding as of December 31, 2023	521	1.38	$69.75
Granted	482		$11.50	$5,527
Forfeited	(77)
Vested	(233)
Outstanding as of March 31, 2024	693	1.90	$27.25
During the three months ended March 31, 2024 and March 31, 2023, we recorded $4.9 million and $2.1 million, respectively, of share-based compensation expense related to the accelerated vesting of awards for certain employees, primarily related to the termination of a former executive. Acceleration of share-based compensation expense related to our restructuring efforts is included in “Restructuring expenses” in the consolidated statements of operations. We also recorded reversal of share-based compensation expense of $0.1 million and $0.3 million during the three months ended March 31, 2024 and March 31, 2023, respectively, for forfeitures related to the termination of employees.
Total fair value of vested RSU and PSU awards was $4.8 million and $4.5 million for the three months ended March 31, 2024 and March 31, 2023, respectively.
The fair value of the RSUs and PSUs used in determining share-based compensation expense is based on the closing price of our common stock on the grant date.
PSUs provide an opportunity for the recipient to receive a number of shares of our Class A Common Stock based on various performance metrics. Upon vesting, each performance stock unit equals one share of Class A Common Stock of the Company. We accrue compensation expense for the PSUs based on our assessment of the probable outcome of the performance conditions. The metrics for PSUs granted during 2022 relate to our performance during fiscal years 2022, 2023 and 2024, as measured against objective performance goals as determined by the Board. The actual number of units earned may range from 0% to 150% of the target number of units depending upon achievement of each year’s performance goals. PSUs granted in 2022 vest in three equal annual installments, subject to a catch-up provision over the three annual performance targets. The metrics for PSUs granted during 2023 relate to our performance during fiscal year 2023, as measured against objective performance goals approved by the Board. The actual number of units earned may range from 0% to 150% of the target number of units depending upon achievement of the 2023 performance goals. PSUs granted in 2023 vest in three equal annual installments from 2024 to 2026.

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
Upon consummation of the VIH Business Combination, the 76,475,000 outstanding preferred incentive units and 23,219,745 outstanding common incentive units were converted into 698,934 common incentive units, and the 10,811,502 outstanding participation units were converted into 1,197,250 participation units. Opco preferred incentive units and common incentive units outstanding prior to the VIH Business Combination, as well as participation units, were not impacted by the Reverse Stock Split discussed in Note 2, therefore these amounts are presented without consideration of the Reverse Stock Split Ratio. Contemporaneously with the conversion, approximately one-third of the awards in the Opco Plan vested. The second tranche vested on the one-year anniversary of the Closing Date and the third tranche vested on the two-year anniversary of the Closing Date, although under the terms of the Opco Plan, employees who are terminated without cause after the Closing Date will vest in the unvested portion of their awards immediately upon their termination date. There has not been, and will not be, any additional awards made under the Opco Plan following the VIH Business Combination.
Unit-Based Compensation Expense
Unit-based compensation expense for the three months ended March 31, 2023, was as follows (in thousands):

Type of unit	Three Months Ended March 31, 2023
Common incentive unit	$542
Participation unit	138
Total	$680
As of December 31, 2023, all Common Incentive Units and Participation Units had vested or been forfeited and there was no unrecognized unit-based compensation expense.
Incentive Unit Activity
The following table summarizes common incentive unit activity under the Opco Plan for the three months ended March 31, 2023 and March 31, 2024 (in thousands, except per unit data):

Common Incentive Units	Number of Common Incentive Units	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	332	0.79	$157.50	$67,635
Granted	—
Forfeited	—
Exchanged	(8)
Outstanding as of March 31, 2023	324	0.54	$157.50	$65,980

Outstanding as of December 31, 2023	309	0	$166.75	$51,467
Granted	—
Forfeited	—
Exchanged	(5)
Outstanding as of March 31, 2024	304	0	$166.75	$50,677

There were no participation units granted during the three months ended March 31, 2023. We made cash payments of less than $0.1 million to settle vested participation units during the three months ended March 31, 2023.
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

The following is a reconciliation of the denominators of the basic and diluted per share computations for net loss (in thousands, except share and per share data):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net Loss per share:
Numerator – basic and diluted:
Net loss	$(21,275)	$(44,859)
Less: Net loss attributable to noncontrolling interest	(13,110)	(30,883)
Net loss attributable to Bakkt Holdings, Inc. – basic	(8,165)	(13,976)
Net loss and tax effect attributable to noncontrolling interests	—	—
Net loss attributable to Bakkt Holdings, Inc. – diluted	$(8,165)	$(13,976)

Denominator – basic and diluted:
Weighted average shares outstanding – basic	4,396,495	3,275,172
Weighted average shares outstanding – diluted	4,396,495	3,275,172

Net loss per share – basic	$(1.86)	$(4.27)
Net loss per share – diluted	$(1.86)	$(4.27)
Potential common shares issuable to employees or directors upon exercise or conversion of shares under our share-based and unit-based compensation plans and upon exercise of warrants are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive.
No shares that are contingently issuable as part of the Bakkt Crypto Solutions acquisition have been included in the calculation of diluted EPS as no amounts are payable as of March 31, 2024. The following table summarizes the total potential common shares excluded from diluted loss per common share as their effect would be anti-dilutive (in thousands):

As of March 31, 2024
RSUs and PSUs	679
Public warrants	286
Opco warrants	32
Class 1 and Class 2 warrants	1,956
Opco common units	7,195
Total	10,148
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
Bakkt Crypto holds a BitLicense from NYDFS, which subjects it to NYDFS’s oversight with respect to business activities conducted in New York State and with New York residents, and is required to maintain a capital balance equal to the greater of a predefined minimum amount or the sum of the required percentages established for transmitted assets, cold wallet and hot wallet custody assets, and predefined wind-down costs, or expected costs associated with the orderly wind-down of the business. Bakkt Crypto also has money transmitter licenses wherever its business model requires (46 states plus Washington D.C., giving effect to the surrender of duplicative and unneeded licenses following the merger of Bakkt Crypto Solutions and Bakkt Marketplace discussed below) which require it to maintain a minimum tangible net worth. Several states have adopted the Model Money Transmission Modernization Act (“MMTMA”), which defined tangible net worth as the aggregate assets of a licensee excluding all intangible assets, less liabilities, and established a calculation for minimum tangible net worth as a percentage of total assets. For states that have not adopted the MMTMA, Bakkt Crypto is required to maintain tangible net worth of a minimum amount, plus the amount of customer funds held in transit. In March 2024, we received approval from NYDFS to merge, and have since merged, Bakkt Crypto Solutions and Bakkt Marketplace into one legal entity, now referred to as Bakkt Crypto.
Bakkt Brokerage is registered as a broker-dealer with the Financial Industry Regulatory Authority and is required to maintain a minimum amount of net capital. Bakkt Brokerage's net capital requirement is not material.
As of March 31, 2024 and December 31, 2023, the above mentioned subsidiaries were in compliance with their respective regulatory capital requirements. The minimum capital requirements to which our subsidiaries are subject may restrict their ability to transfer cash. We may also be required to transfer cash to our subsidiaries such that they may continue to meet these minimum capital requirements.
14.Commitments and Contingencies
401(k) Plan
We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Both Company and employee contributions to the 401(k) plan are discretionary. For the three months ended March 31, 2024 and March 31, 2023, we recorded approximately $0.7 million and $1.0 million, respectively, of expenses related to the 401(k) plan, which is included in "Compensation and benefits" in the consolidated statement of operations.
Tax Receivable Agreement
The Company is party to a TRA with certain Opco equity holders. As of March 31, 2024, the Company has not recorded a liability under the TRA related to the income tax benefits originating from the exchanges of Opco common units as it is not probable that the Company will realize such tax benefits. The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. Should the Company determine that the payment of the TRA liability becomes probable at a future date based on new information, any changes will be recorded on the Company's condensed consolidated statement of operations and comprehensive loss at that time.
Litigation
As described above, in October 2021, we completed the VIH Business Combination with VIH, pursuant to which VIH changed its name to Bakkt Holdings, Inc. and the current directors and officers of the Company replaced the directors and officers in place prior to the VIH Business Combination. On April 21, 2022, a putative class action was filed against Bakkt Holdings, Inc. and certain of its directors and officers prior to the VIH Business Combination in the U.S. District Court for the Eastern District of New York on behalf of certain purchasers of securities of VIH and/or purchasers of Bakkt Class A Common Stock issued in connection with the VIH Business Combination. On August 3, 2022, the Court appointed lead plaintiffs and lead counsel and on October 18, 2022, lead plaintiffs filed an amended complaint (the "Amended Complaint"). The Amended Complaint alleged that VIH made false or misleading statements and omissions of material fact in the registration statement and prospectus/proxy statement filing in connection with the VIH Business Combination and in other SEC filings made by VIH, in violation of federal securities laws in connection with disclosures relating to certain of VIH’s financial statements, accounting, and internal controls and that, as a result, VIH securities traded at artificially inflated prices. Plaintiffs sought certification of a class of purchasers of (1) VIH/Bakkt’s publicly traded securities between March 31, 2021 and November 19, 2021, and/or (2) Bakkt’s publicly traded securities pursuant and/or traceable to the registration statement. The Amended Complaint sought damages, as well as fees and costs. The Amended

Complaint named as defendants only one current director, and no current officers, of Bakkt. On March 14, 2023, the parties reached a settlement in principle. On April 12, 2023, the parties completed a stipulation of settlement resolving the litigation for $3.0 million, subject to Court approval. On September 21, 2023, the Court granted the motion for preliminary approval. On February 27, 2024, the Court held a final approval hearing at which the Court sought certain limited additional information from Plaintiffs, which Plaintiffs provided on March 5, 2024. On April 17, 2024, the Court granted the Plaintiffs' motion for final approval and terminated the class action. We expect the settlement will be covered by our insurance less our contractual retention.
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
On January 25, 2024, the Company’s subsidiary, Aspire Loyalty Travel Solutions, LLC (“Aspire”) received a letter from one of its vendors alleging breach of its agreement with that vendor relating to a migration of Aspire’s systems to a different vendor. The alleged breach relates to a contractual provision requiring Aspire to originate at least a given percentage of its redemptions on the vendor’s systems. We recognized $0.4 million of expense for this matter during the three months ended March 31, 2024. The total amount accrued for this matter as of March 31, 2024 was $1.1 million.
Other legal and regulatory proceedings have arisen and may arise in the ordinary course of business. However, we do not believe that the resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows. However, future results could be materially and adversely affected by new developments relating to the legal proceedings and claims.
Commercial Purchasing Card Facility
On April 7, 2022, we entered into a corporate card services agreement with Bank of America to provide a purchasing card facility that we utilize for redemption purchases made from vendors as part of our loyalty redemption platform.. Total borrowing capacity under the facility was $35 million and there is no defined maturity date. Expenditures made using the purchasing card facility are payable at least bi-monthly, are not subject to formula-based restrictions and do not bear interest if amounts outstanding are paid when due and in full. The purchasing card facility requires us to maintain a concentration account with the lender subject to a minimum liquidity maintenance requirement of $7.0 million along with the accounts receivable of our subsidiary, within the loyalty business. Bakkt Holdings, Inc. serves as the guarantor on behalf of our subsidiary under the commercial purchasing card facility. We began using the purchasing card facility in August 2022.

In March 2024, Bank of America required us to pledge as collateral the amounts which were previously required to be maintained in the concentration account. In April 2024, Bank of America reduced our credit line associated with the purchasing card facility from $35.0 million to $20.0 million.
Purchase Obligations
In December 2021, we entered into a four-year cloud computing arrangement which includes minimum contractual payments due to the third-party provider. In December 2023, we agreed to amend the contract and extend the payment period for an additional year. During the year ended December 31, 2023, we entered into a five-year strategic marketing agreement which required a committed spend. As of March 31, 2024, our outstanding purchase obligations consisted of the following future minimum commitments (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Purchase obligations	$6,800	$13,200	$—	$—	$20,000
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
Our effective tax rate of (0.5)% for the three months ending March 31, 2024 differs from statutory rates primarily due to the noncontrolling interest that is not taxed to the Company and the absence of taxable income available to realize the Company’s net operating losses and other deferred tax assets.
Our effective tax rate of less than (0.1)% for the three months ending March 31, 2023 differs from statutory rates primarily due to the noncontrolling interest that is not taxed to the Company and the absence of taxable income available to realize the Company’s net operating losses and other deferred tax assets.
Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our realizability of our deferred tax assets, in each jurisdiction, is dependent upon the generation of future taxable income sufficient to utilize the deferred tax assets on income tax returns, including the reversal of existing temporary differences, historical and projected operating results and tax planning strategies. We assessed that substantially all of our deferred tax assets were not more likely than not to be realized. As such. the Company had a valuation allowance of $139.3 million and $139.3 million as of March 31, 2024 and December 31, 2023, respectively.
The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company had no unrecognized tax benefits or related interest and penalties accrued as of March 31, 2024 or December 31, 2023.

16.Fair Value Measurements
Financial assets and liabilities that are measured at fair value on a recurring basis are classified as Level 1, Level 2 and Level 3 as follows (in thousands):

	As of March 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury debt securities	$18,012	$18,012	$—	$—
Safeguarding asset for crypto	1,233,238	—	1,233,238	—
Total Assets	$1,251,250	$18,012	$1,233,238	$—

Liabilities:
Safeguarding obligation for crypto	$1,233,238	$—	$1,233,238	$—
Warrant liability—Class 1 and Class 2 warrants	20,078	—	—	20,078
Warrant liability—public warrants	928	928	—	—
Total Liabilities	$1,254,244	$928	$1,233,238	$20,078

	As of December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury debt securities	$17,398	$17,398	$—	$—
Safeguarding asset for crypto	701,556	—	701,556	—
Total Assets	$718,954	$17,398	$701,556	$—

Liabilities:
Safeguarding obligation for crypto	$701,556	$—	$701,556	$—
Warrant liability—public warrants	2,356	2,356	—	—
Total Liabilities	$703,912	$2,356	$701,556	$—
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivable, unbilled accounts receivable, due from related party, deposits with clearinghouse, due to related party, accounts payable and accrued liabilities, and operating lease obligations approximate their fair values due to their short-term nature. The balance of deposits with clearinghouse not invested in U.S. government securities are in the form of cash, and therefore approximate fair value.
Our investments in debt securities consist of U.S. Treasury debt securities held in the custody of a major financial institution. As of March 31, 2024, our investment in available-for-sale debt securities was determined to be a Level 1 investment based on quoted prices in active markets and was recorded in the consolidated balance sheets at fair value.
The fair value of the safeguarding obligation for crypto and the corresponding safeguarding asset for crypto was determined using Level 2 inputs which included using the value of the safeguarded asset determined as the mid-point of a bid-ask spread in the market we determined to be the principal market for the related crypto as of March 31, 2024.
The contingent consideration associated with the acquisition of Bakkt Crypto Solutions is valued using Level 3 inputs, which includes a Monte Carlo model. The inputs for the Monte Carlo model included forecasted financial performance of Bakkt Crypto Solutions and estimated earnings volatility. The contingent consideration liability is revalued each reporting period and any change in the liability is reflected in the Company's statements of operations in “Acquisition-related expenses". As of the acquisition date, the fair value of the contingent consideration was estimated to be $2.9 million and used an estimated gross profit volatility of 66%. As of December 31, 2023, we determined the value of the contingent consideration was zero, based on our forward-looking projections and minimum profit requirements associated with the contingent consideration and reversed the accrual through acquisition expenses. As of March 31, 2024, we determined the value of the contingent consideration remained zero.
Our public warrant liability is valued based on quoted prices in active markets and is classified within Level 1. The warrants associated with the Concurrent Offerings were valued using a monte-carlo model, which is considered a Level 3 input. A significant input to the monte-carlo model include the volatility of movement in the price of the stock underlying the warrants, which was estimated using the historical volatility of our Class A common stock over the contractual period of the warrant.
As described in Note 5 our owned crypto is continually evaluated for impairment using the lowest quoted price in the market we determine to be the principal market for the related crypto, which we determined was a Level 2 input. Other fair value inputs associated with non-recurring impairment analyses are discussed in the notes of the related assets.
17.Leases
We lease real estate for office space under operating leases. On December 21, 2023, we signed an agreement to sublease a portion of our corporate headquarters office space in Alpharetta, Georgia. The sublease commenced in March 2024. On March 15, 2023, we signed an amendment to our Scottsdale, Arizona lease that extended the lease term. The amended lease has a term of 89 months and total fixed lease payments over the term of the amended lease are $5.7 million. During the year ended December 31, 2022, we entered into a new real estate lease for office space in New York, New York, that commenced on January 31, 2022. The lease has a term of 94 months and the total fixed lease payments over the term of the lease are $7.3 million. On April 25, 2022, we signed a lease agreement for call center office space in Alpharetta, Georgia. On May 12, 2022, we executed our option to lease additional space for the Alpharetta call center. The call center lease commenced on June 3, 2022. The lease has a term of 47 months and total fixed lease payments over the term of the lease are $5.9 million. We consider a lease to have commenced on the date when we are granted access to the leased asset. Several of these leases include escalation clauses for adjusting rentals. As of March 31, 2024, we do not have any active finance leases.
Our real estate leases have remaining lease terms as of March 31, 2024 ranging from 25 months to 102 months, with three of our leases containing an option to extend the term for a period of 5 years exercisable by us, which we are not reasonably certain of exercising at commencement. None of our leases contain an option to terminate the lease without cause at the option of either party during the lease term.
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
We have elected the practical expedient under which lease components would not be separated from the non-lease components for all our classes of underlying assets. Accordingly, each lease component and the non-lease components related to the lease component are accounted for as a single lease component. As of March 31, 2024, the weighted average remaining lease term for our operating leases was approximately 82 months, and the weighted average discount rate for our operating leases was 5.3%. As of December 31, 2023, the weighted average remaining lease term for our operating leases was approximately 84 months, and the weighted average discount rate for our operating leases was 5.3%. We were party to short-term leases during three months ended March 31, 2024 and March 31, 2023, which resulted in less than $0.1 million of rent expense, respectively.
18. Safeguarding Obligation For Crypto
We provide custody services for Bakkt Crypto's customers and for Bakkt Trust's standalone custody customers. Bakkt Trust may also provide sub-custodian services Bakkt Crypto customers. We do not own crypto held in a custodial capacity on behalf of our customers. We maintain the internal recordkeeping of those assets and are obligated to safeguard the assets and protect them from loss or theft. We hold the controlling majority of cryptographic key information on behalf of our Bakkt Trust custodial customers. A significant portion of the crypto we hold in a custodial capacity are custodied by institutional grade subcustodians. Subcustodians used by Bakkt Crypto hold our customer cryptographic key information and are not permitted to move assets without our specific authorization.
As of March 31, 2024, we have a safeguarding obligation for crypto of $1,233.2 million. The safeguarding liability, and corresponding safeguarding asset for crypto on the balance sheet, are measured at the fair value of the crypto held for our customers. We are not aware of any actual or possible safeguarding loss events as of March 31, 2024. Therefore, the safeguarding obligation for crypto and the related safeguarding asset for crypto are recorded at the same amount.
We are responsible for holding the following crypto on behalf of our customers as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Bitcoin	$405,632	$262,231
Ether	249,187	196,016
Shiba Inu	363,748	143,237
Dogecoin	174,665	78,524
Other	40,006	21,548
Safeguarding obligation for crypto	$1,233,238	$701,556

Safeguarding asset for crypto	$1,233,238	$701,556
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
The cost basis and fair value of available-for-sale debt securities with unrealized gains and losses included in “Accumulated other comprehensive loss” in the consolidated balance sheets were as follows (in thousands):

	March 31, 2024			December 31, 2023
Available-for-sale securities	Cost Basis	Unrealized Gains/(Losses), net	Fair Value	Cost Basis	Unrealized Gains/(Losses), net	Fair Value
Government debt
U.S. treasury bonds	17,996	16	18,012	17,230	168	17,398
Total available-for-sale securities	$17,996	$16	$18,012	$17,230	$168	$17,398
There were no available-for-sale debt securities in an unrealized loss position as of March 31, 2024 or December 31, 2023. We may sell certain investments depending on liquidity needs of the business; however, it is not likely that we will be required to sell the investments before recovery of their respective amortized cost basis. In addition, there were no credit losses on these investments as of March 31, 2024. In February 2024, we sold our available-for-sale securities based on liquidity needs of the business. Losses associated with the sales were immaterial.
The cost basis and fair value of available-for-sale debt securities at March 31, 2024, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	March 31, 2024
	Cost Basis	Fair Value
Due in one year or less	$17,996	$18,012
Due after one year through five years	—	—
Total debt securities - available-for-sale	$17,996	$18,012
20.Subsequent Events
We have evaluated subsequent events and determined that no other events or transactions, other than those disclosed above, met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying consolidated financial statements.
On April 25, 2024, we completed the subsequent sale and issuance of 350,880 shares of Class A Common Stock, Class 1 Warrants to purchase up to 175,440 shares of Class A Common Stock and Class 2 Warrants to purchase up to 175,440 shares of Class A Common Stock to ICE pursuant to the ICE Purchase Agreement. We received aggregate gross proceeds of approximately $7.6 million from such issuance.
On May 2, 2024, we announced a reduction in force that is expected to result in the termination of 28 employees, which represents approximately 13% of our non-call center, full-time workforce. The reduction in force is a component of a broader strategic review of our operations that is intended to more effectively align resources with business priorities. Substantially all of the employees impacted by the reduction in force were notified of the reduction on May 2, 2024 and will exit the Company in the second quarter of 2024. We estimate that we will incur expenses in a range of $0.8 million to $1.0 million related to the reduction in force, substantially all of which will relate to employee severance and benefits costs and will be recognized in the second quarter of 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of financial condition and results of operations should be read together with the accompanying consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 (this "Report") and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which is incorporated herein by reference. References in this section to “we,” “us,” “our,” “Bakkt” or the “Company” and like terms refer to Bakkt Holdings, Inc. and its subsidiaries for the three months ending March 31, 2024, unless the context otherwise requires. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed above in “Cautionary Statement Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.”
Overview
In this section and elsewhere in this Report, we use the following terms, which are defined as follows:
•"Client" means businesses with whom we contract to provide services to customers on our platform, and includes financial institutions, hedge funds, merchants, retailers, third party partners, and other businesses (except in the accompanying notes to the consolidated financial statements, where we refer to revenue earned from customers, instead of clients. The term customers is in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers.)
•"Crypto" or "Crypto asset" means an asset that is built using blockchain technology, including virtual currencies (as used in the State of New York), coins, cryptocurrencies, stablecoins, and other tokens. Our platform enables transactions in certain supported crypto assets. For purposes of this Form 10-Q, we use crypto assets, virtual currency, coins, and tokens interchangeably.
•"Customer" means an individual user of our platform. Customers include customers of our loyalty clients who use our platform to transact in loyalty points, as well as customers of our clients who transact in crypto through, and have accounts on, our platform (except as defined for ASC 606 purposes above).
•"Loyalty points" means loyalty and/or reward points that are issued by clients to their customers.
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

Recent Developments
Reverse Stock Split
On April 29, 2024, following approval by our stockholders and Board of Directors, we effected a reverse stock split (the “Reverse Stock Split”) of our Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”), and Class V Common Stock, par value $0.0001 per share (“Class V Common Stock” and collectively with the Class A Common Stock, the “Common Stock”), at a ratio of 1-for-25 (the “Reverse Stock Split Ratio”), effective as of 12:01 a.m. eastern time on April 29, 2024 (the “Effective Time”). Our Class A Common Stock began trading on a reverse-split adjusted basis on the New York Stock Exchange (the “NYSE”) as of the open of trading on April 29, 2024. After the Effective Time, the Class A Common Stock will continue to be listed on the NYSE under the symbol “BKKT”. In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 505 Equity, changes in the capital structure of a public reporting entity due to a reverse stock split occurring after the balance sheet date, but before the release of the financial statements, should be given retroactive effect. As such, the Reverse Stock Split has been retroactively applied to all figures throughout this Quarterly Report on Form 10-Q (unless otherwise noted).
The Reverse Stock Split increased the price per share of our Class A Common Stock above the $1.00 per share minimum bid price requirement of Section 802.01C of the NYSE Listed Company Manual (the “Listing Rule”), as discussed below. We, however, cannot assure that the price per share following the Reverse Stock Split will be maintained for any period of time, or that the price will remain above the pre-split trading price or $1.00 per share.
In connection with the Reverse Stock Split, we effected a corresponding and proportional adjustment to our authorized shares of Common Stock, such that the 1,000,000,000 authorized shares of Common Stock, consisting of 750,000,000 shares of Class A Common Stock and 250,000,000 shares of Class V Common Stock were reduced proportionately to 40,000,000 authorized shares of Common Stock, consisting of 30,000,000 shares of Class A Common Stock and 10,000,000 shares of Class V Common Stock. The par value per share of Common Stock and number of authorized shares of preferred stock did not change.
We did not issue fractional shares in connection with the Reverse Stock Split. Stockholders who would have otherwise held fractional shares because the number of shares of Class A Common Stock they held before the Reverse Stock Split was not evenly divisible by the Reverse Stock Split Ratio received cash (without interest, and subject to any required tax withholding applicable to a holder) in lieu of such fractional shares. To maintain parity with the Class A Common Stock, holders of paired interests (each of which is a combination of one share of Class V Common Stock and one common unit of Bakkt Opco Holdings, LLC and is exchangeable into a share of Class A Common Stock on a one-for-one basis) were also correspondingly adjusted for the Reverse Stock Split and paid out in cash, applying the same per-share price, for any resulting fractional interests. The aggregate cash in respect of fractional interests was not material. Immediately after the Reverse Stock Split, each stockholder’s percentage ownership interest and proportional voting power remained unchanged, except for minor changes that resulted from the treatment of fractional shares.
All of our outstanding warrants to purchase Class A Common Stock were proportionately adjusted as a result of the Reverse Stock Split in accordance with the terms of the warrants. Proportionate adjustments were also made to our employees and directors' outstanding equity awards, as well as to the number of shares issuable under our 2021 Omnibus Incentive Plan, as amended (the “2021 Omnibus Incentive Plan”).
February 2024 Concurrent Registered Direct Offerings
On February 29, 2024, we entered into a securities purchase agreement (the “Third-Party Purchase Agreement”) with certain institutional investors (the “Third-Party Purchasers”). The consummation of the transactions contemplated by the Third-Party Purchase Agreement (the “Third-Party Closing”) occurred on March 4, 2024. At the Third-Party Closing, pursuant to the Third-Party Purchase Agreement, we issued and sold to the Third-Party Purchasers an aggregate of

1,396,701 shares of our Class A Common Stock, Class 1 Warrants (“Class 1 Warrants”) to purchase an aggregate of 922,722 shares of Class A Common Stock, Class 2 Warrants (“Class 2 Warrants”) to purchase an aggregate of 922,722 shares of Class A Common Stock and Pre-Funded Warrants (“Pre-Funded Warrants”) to purchase an aggregate of 448,742 shares of Class A Common Stock. As of the date of this report, holders have exercised all of the Pre-Funded Warrants. The offering of such securities was conducted in a registered direct offering (the “Third-Party Offering”). The purchase price of each share of Class A Common Stock and accompanying Class 1 Warrant or Class 2 Warrant (each, a “Warrant”) was $0.8670 and the purchase price of each Pre-Funded Warrant and accompanying Warrant was $0.8669.
In a concurrent registered direct offering (the “ICE Offering” and, together with the Third-Party Offering, the “Concurrent Offerings”), we entered into a securities purchase agreement (the “ICE Purchase Agreement” and, together with the Third-Party Purchase Agreement, the “Purchase Agreements”) with ICE, pursuant to which we agreed to sell to ICE up to 461,360 shares of Class A Common Stock, Class 1 Warrants to purchase up to 230,680 shares of Class A Common Stock, and Class 2 Warrants to purchase up to 230,680 shares of Class A Common Stock. The purchase price of each share of Class A Common Stock and accompanying Warrant in the ICE Offering is $0.8670.
In the ICE Offering, we closed the sale and issuance to ICE of 110,480 shares of Class A Common Stock, Class 1 Warrants to purchase up to 55,240 shares of Class A Common Stock and Class 2 Warrants to purchase up to 55,240 shares of Class A Common Stock, concurrently with the Third-Party Closing (the “Initial ICE Closing”). The closing of the issuance and sale of the remaining 350,880 shares of Class A Common Stock, Class 1 Warrants to purchase up to 175,440 shares of Class A Common Stock and Class 2 Warrants to purchase up to 175,440 shares of Class A Common Stock in the ICE Offering occurred on April 25, 2024, after we obtained stockholder approval for such issuances under the rules and regulations of the NYSE on April 23, 2024.
See “Liquidity and Capital Resources” below for management’s assertions on the impact of the Concurrent Offerings on our going concern considerations.
Crypto Market Developments
After a year of significant volatility in crypto asset prices, a loss of confidence in many participants in the crypto asset ecosystem, regulatory actions and adverse publicity around specific companies in 2023, the crypto markets in 2024 continue to be impacted by the broader macroeconomic conditions, including the strength of the overall macroeconomic environment, high interest rates, spikes in inflation rates, general market volatility, and geopolitical concerns. We expect the macroeconomic environment and the state of the crypto markets to remain dynamic in the near-term.
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
In January 2024, the SEC approved a number of applications for spot-traded bitcoin exchange-traded funds, or ETFs. Since then, the crypto market has seen a significant increase in interest from, and participation by, institutional investors. We believe this increase in institutional interest and adoption intersects with our strengths, as we were originally conceived as an institutionally-focused crypto company.
Apex Crypto Acquisition
On April 1, 2023, we completed the acquisition of 100% of the ownership interests of Apex Crypto LLC (“Apex Crypto”) and subsequently changed the name of the legal entity to Bakkt Crypto Solutions, LLC (“Bakkt Crypto Solutions”). On March 20, 2024, Bakkt Marketplace, LLC ("Bakkt Marketplace") merged with Bakkt Crypto Solutions. The newly merged entity operates under the name Bakkt Crypto Solutions, LLC ("Bakkt Crypto"). We are leveraging Bakkt Crypto’s proprietary trading platform and existing relationships with liquidity providers to provide a wider range of assets and competitive pricing to our customers. Our acquisition of Bakkt Crypto Solutions complements our B2B2C growth strategy by broadening our business partnerships to fintechs and neobanks. Specifically, Bakkt Crypto offers customers the ability to purchase, sell, store and, in approved jurisdictions, deposit and withdraw approved crypto assets, all from within the applications of its clients with whom customers already have a relationship. Using Bakkt Crypto's platform, customers can purchase approved crypto assets, store crypto assets in custodial wallets, liquidate their holdings, and transfer supported crypto assets between a custodial wallet maintained by Bakkt Crypto and external wallets in certain jurisdictions, if enabled by the client.
In addition, Bakkt Crypto is in the process of developing, subject to applicable regulatory approvals, functionalities enabling transfers of supported crypto assets between registered customers. Bakkt Crypto is also in the process of enhancing capabilities on its trading platform, including support for larger orders and recurring buys, and extending the platform to support institutional execution.
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
At the time our acquisition of Bakkt Crypto Solutions closed, Bakkt Crypto Solutions had agreements with more than 30 fintech clients pursuant to which the clients made Bakkt Crypto Solutions’s crypto asset trading service available to their customer base. Our acquisition of Bakkt Crypto Solutions resulted in us obtaining access to such partners. The majority of these fintech clients are also part of Apex Fintech Solutions’ client network.
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
Following the closing of the acquisition of Bakkt Crypto Solutions and in light of recent regulatory developments, we reviewed all crypto assets then available on the Bakkt Crypto Solutions platform and determined it was appropriate to delist certain of such crypto assets. In effecting such delisting decisions, we attempted to mitigate impacts on our business and customers by affording customers a period in which to exit their positions in the impacted crypto assets as part of an orderly wind-down. The delisting process was completed on September 21, 2023 and we recognized transactional revenue associated with delisted crypto assets of approximately $27.6 million on that date.
NYSE Listing Notification
On March 13, 2024, we were notified by NYSE that we were not in compliance with the Listing Rule because the average closing stock price of a share of our Class A Common Stock was less than $1.00 per share over a consecutive 30 trading-day period. Pursuant to the Listing Rule, we have six months following the NYSE notification to regain compliance with the Listing Rule, during which time our Class A Common Stock will continue to be listed on the NYSE.
Under the NYSE’s rules, if a Company determines it will cure its noncompliance with the Listing Rule by taking an action that will require stockholder approval, it must so inform the NYSE, and the noncompliance with the Listing Rule will be deemed cured if the price promptly exceeds $1.00 per share and the price remains above that level for at least the following 30 trading days. As discussed above, we implemented the Reverse Stock Split, which we believe will cure the noncompliance with the Listing Rule.
Executive Officer Transition
On March 18, 2024, Gavin Michael resigned as President, Chief Executive Officer and as a director of the Company, as well as from all positions held with the Company’s subsidiaries, effective March 25, 2024. Mr. Michael has been engaged as an advisor to the Company for a period of one year.
On March 18, 2024, the Company announced that the Company’s Board of Directors (the “Board”) appointed Andrew Main to serve as the Company’s President and Chief Executive Officer, effective as of March 26, 2024. In connection with his appointment as the Company’s President and Chief Executive Officer, Mr. Main resigned from his position as a member of the Compensation Committee of the Board, effective as of March 26, 2024. Mr. Main will continue to serve as a member of the Board.
On April 29, 2024, Charles Goodroe tendered his resignation from his position as Chief Accounting Officer of the Company, to be effective as of May 22, 2024. Upon the effectiveness of Mr. Goodroe’s resignation, Karen Alexander, the Company’s Chief Financial Officer and principal financial officer, will assume the role of the Company’s principal accounting officer.
Key Factors Affecting Our Performance
Growing Our Client Base
Our ability to increase our revenue stream depends on our ability to grow clients on our platform. We collaborate with leading brands and have built an extensive network across numerous industries including financial institutions, merchants and travel and entertainment. To date, management has been focused on building through clients within a business-to-business-to-consumer (“B2B2C”) model. Our goal is to provide these clients opportunities to leverage our capabilities either through their existing environment or by leveraging our platform. Our acquisition of Bakkt Crypto Solutions complements our B2B2C growth strategy by broadening our business partnerships to fintechs and neo-banks.
Product Expansion and Innovation
The crypto marketplace is rapidly evolving. We believe our ability to continue innovating our platform will increase the attractiveness of our platform to clients. Our ability to meet the capability demands of our clients will allow us to continue to grow revenue.
Competition
The crypto marketplace is highly competitive with numerous participants competing for the same clients. We believe we are well positioned with our ability to provide capabilities around emerging crypto alongside loyalty points on a single, highly secure, institutional-grade technology platform.
General Economic and Market Conditions
Our performance is impacted by the strength of the overall macroeconomic environment and crypto market conditions, which are beyond our control. Negative market conditions hinder client activity, including extended decision timelines around implementing crypto strategies. See “Crypto Market Developments” above.

Regulations in U.S. & International Markets
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
Safeguarding Obligation Liability and Safeguarding Asset Related to Crypto Held for Other Parties
As detailed in Note 18 in the unaudited consolidated financial statements included in this Report, upon the adoption of Staff Accounting Bulletin 121 (“SAB 121”), we recorded a safeguarding obligation liability and a corresponding safeguarding asset related to the crypto held for other parties. As of March 31, 2024, the safeguarding obligation liability related to crypto held for other parties was $1,233.2 million. We have taken steps to mitigate the potential risk of loss for the crypto we hold for other parties, including holding insurance coverage specifically for certain crypto incidents and using secure cold storage to store the vast majority of crypto that we hold. SAB 121 also asks us to consider the legal ownership of the crypto held for other parties, including whether the crypto held for other parties would be available to satisfy general creditor claims in the event of our bankruptcy.
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
•Crypto-enabled accounts. We define crypto-enabled accounts as the total crypto accounts open on our platform. There were 6.3 million and 6.2 million crypto-enabled accounts as of March 31, 2024 and December 31, 2023, respectively.
•Transacting accounts. We define transacting accounts as unique accounts that perform transactions on our platform each month. We use transacting accounts to reflect how users across our platform use the variety of services we offer, such as buying and selling crypto to facilitate everyday purchases, redeeming loyalty points for travel or merchandise, or converting loyalty points to cash or gift cards. There were 0.8 million and 0.7 million unique monthly transacting accounts during the three months ended March 31, 2024 and March 31, 2023, respectively.
•Notional traded volume. We define notional traded volume as the total notional volume of transactions across crypto and loyalty platforms. The figures we use represent gross values recorded as of the order date. Notional traded volumes were $1,040.7 million and $193.0 million during the three months ended March 31, 2024 and March 31, 2023, respectively.
•Assets under custody. We define assets under custody as the sum of coin quantities held by customers multiplied by the final quote for each coin on the last day of the period. Assets under custody were $1,233.2 million and $701.6 million as of March 31, 2024 and December 31, 2023, respectively.

Results of Operations
The following table is our consolidated statements of operations for the three months ended March 31, 2024 and March 31, 2023, respectively (in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Revenues:
Crypto services	$841,340	$443
Loyalty services, net	13,242	12,776
Total revenue	854,582	13,219
Operating expenses:
Crypto costs	831,972	363
Execution, clearing and brokerage fees	5,630	—
Compensation and benefits	24,531	34,144
Professional services	3,635	2,378
Technology and communication	5,772	5,718
Selling, general and administrative	7,811	6,709
Acquisition-related expenses	11	776
Depreciation and amortization	57	3,063
Related party expenses	150	600
Impairment of long-lived assets	288	—
Restructuring expenses	6,140	4,251
Other operating expenses	422	665
Total operating expenses	886,419	58,667
Operating loss	(31,837)	(45,448)
Interest income, net	956	1,624
Gain (loss) from change in fair value of warrant liability	9,046	(1,000)
Other income (expense), net	716	(17)
Loss before income taxes	(21,119)	(44,841)
Income tax expense	(156)	(18)
Net loss	$(21,275)	$(44,859)
Less: Net loss attributable to noncontrolling interest	(13,110)	(30,883)
Net loss attributable to Bakkt Holdings, Inc.	(8,165)	(13,976)

Net loss per share attributable to Class A Common Stockholders.
Basic	$(1.86)	$(4.27)
Diluted	$(1.86)	$(4.27)
Three Months Ended March 31, 2024 compared to Three Months Ended March 31, 2023
Financial Summary
The three months ended March 31, 2024 included the following notable items relative to the three months ended March 31, 2023:
•Revenue increased $841.4 million, primarily driven by a significant increase in crypto services revenue due to our acquisition of Bakkt Crypto Solutions; and
•Operating expenses increased $827.8 million primarily driven by increased trading costs in connection with our acquisition of Bakkt Crypto Solutions.

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
Crypto Services Revenue

($ in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	$ Change	% Change
Crypto services	$841,340	$443	$840,897	n/m
Crypto services revenue increased by $840.9 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily driven by increased crypto trading volume due to our acquisition of Bakkt Crypto Solutions.
Loyalty Services Revenue

($ in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	$ Change	% Change
Loyalty services, net	$13,242	$12,776	$466	3.6%
Loyalty services revenue increased by $0.5 million, or 3.6%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily related to increased transaction volume.
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
Crypto Costs

($ in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	$ Change	% Change
Crypto costs	$831,972	$363	$831,609	n/m
Crypto costs represent the gross value of crypto sold by our customers on our platform. These costs are measured at the executed price at the time of the trade. Crypto costs increased by $831.6 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, which reflects increased volume driven by our acquisition of Bakkt Crypto Solutions.

Execution, Clearing and Brokerage Fees

($ in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	$ Change	% Change
Execution, clearing and brokerage fees	$5,630	$—	$5,630	n/m
Execution, clearing and brokerage fees primarily represent payments to clients in exchange for driving order flow to our platform. Execution, clearing and brokerage fees were $5.6 million during the three months ended March 31, 2024. The increase reflects increased volume driven by our acquisition of Bakkt Crypto Solutions.
Compensation and Benefits

($ in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	$ Change	% Change
Compensation and Benefits	$24,531	$34,144	$(9,613)	(28.2%)
Compensation and benefits expense include all salaries and benefits, compensation for contract labor, incentive programs for employees, payroll taxes, share-based and unit-based compensation and other employee related costs.
Our headcount decreased year over year as we undertook restructuring actions and right sized our expense base to meet current market demand. We expect to limit future hiring and further optimize our headcount as we complete development projects on our platform. Compensation and benefits expense is a significant component of our operating expenses, and we expect this will continue to be the case. However, we expect that our compensation and benefits expenses will decrease as a percentage of our revenue over time. Compensation and benefits decreased by $9.6 million, or 28.2%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily due to a decrease of $4.8 million in non-cash compensation and incentive bonuses, a decrease of $3.1 million in salaries, wages and benefits and a decrease of $1.4 million in contract labor, net of capitalized software development costs.
Professional Services

($ in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	$ Change	% Change
Professional Services	$3,635	$2,378	$1,257	52.9%
Professional services expense includes fees for accounting, legal and regulatory fees. Professional services increased by $1.3 million, or 52.9%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to increases of $0.8 million in audit and tax fees and $0.3 million in legal fees, as well as $0.2 million in professional services fees related to our Concurrent Offerings.
Technology and Communication

($ in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	$ Change	% Change
Technology and Communication	$5,772	$5,718	$54	0.9%
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

Technology and communications expense also includes fees paid for access to external market data and associated licensing costs, which may be impacted by growth in electronic contract volume, our capacity requirements, changes in the number of telecommunications hubs, and connections with customers to access our electronic platforms directly. Technology and communications expense increased by $0.1 million, or 0.9%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to an increase in hardware and software license fees.
Selling, General and Administrative

($ in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	$ Change	% Change
Selling, General and Administrative	$7,811	$6,709	$1,102	16.4%
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
Selling, general and administrative costs increased by $1.1 million, or 16.4%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The increase was primarily due to an increase of $0.8 million in marketing expenses associated with a strategic marketing agreement entered into in 2023, which requires a committed spend, as well as $0.5 to settle the termination of a vendor contract, partially offset by a decrease of $0.3 million insurance expenses.
Acquisition-related Expenses

($ in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	$ Change	% Change
Acquisition-related expenses	$11	$776	$(765)	(98.6%)
Acquisition-related expenses decreased by $0.8 million, or 98.6%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Acquisition-related expenses for the three months ended March 31, 2024 primarily consisted of fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms related to the acquisitions of Apex Crypto and Bumped. The amount and timing of acquisition-related expenses is expected to vary across periods based on potential transaction activities.
Depreciation and Amortization

($ in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	$ Change	% Change
Depreciation and amortization	$57	$3,063	$(3,006)	(98.1%)
Depreciation and amortization expense consists of amortization of intangible assets from business acquisitions and internally developed software and depreciation of purchased software and computer and office equipment over their estimated useful lives. Depreciation and amortization decreased by $3.0 million, or 98.1%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was primarily due to lower net book values of intangible assets after impairments were recognized in 2023.

Related Party Expenses

($ in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	$ Change	% Change
Related party expenses	$150	$600	$(450)	(75.0%)
Related party expenses consist of fees for transition services agreements. Related party expenses decreased by $0.5 million, or 75.0%, for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was due to the termination of the ICE transition services agreement in December 2023.
Impairment of long-lived assets

($ in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	$ Change	% Change
Impairment of long-lived assets	$288	$—	$288	n/m
Impairment of long-lived assets expense increased by $0.3 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. During the three months ended March 31, 2024, we recorded impairment charges related to certain fixed assets. Impairment of our remaining long-lived assets may occur in the future.
Restructuring Expenses

($ in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	$ Change	% Change
Restructuring expenses	$6,140	$4,251	$1,889	n/m
Restructuring expenses of $6.1 million during the three months ended March 31, 2024 consist of severance costs and accelerated vesting of non-cash compensation related to the termination of a former executive.
Gain (loss) from Change in Fair Value of Warrant Liability

($ in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	$ Change	% Change
Gain (loss) from change in fair value of warrant liability	$9,046	$(1,000)	$10,046	n/m
We recorded a gain of $9.0 million during the three months ended March 31, 2024 for the change in fair value on the revaluation of our warrant liabilities associated with our public warrants and warrants from the Concurrent Offerings. We recorded a loss of $1.0 million during the three months ended March 31, 2023 for the change in fair value on the revaluation of our warrant liability associated with our public warrants. These are non-cash charges and are driven by fluctuations in the market price of our public warrants and valuation of our warrants from the Concurrent Offerings.
Other Income (Expense), net

($ in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	$ Change	% Change
Other income (expense), net	$716	$(17)	$733	(4311.8%)
Other income (expense), net primarily consists of non-operating gains and losses. During the three months ended March 31, 2024, we recorded income of $0.7 million primarily related to foreign currency translation. During the three months ended March 31, 2023, we recorded expense of less than $0.1 million primarily related to foreign currency translation.

Income Tax Expense

($ in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	$ Change	% Change
Income tax expense	$(156)	$(18)	$(138)	n/m
Income tax expense during the three months ended March 31, 2024 primarily consisted of current state tax expense related to certain state jurisdictions wherein we are required to file income tax returns during the period. Income tax benefit during the three months ended March 31, 2023 primarily consisted of current state tax expense related to certain state jurisdictions wherein we are required to file income tax returns during the period.
Liquidity and Capital Resources
As of March 31, 2024, we had $56.6 million and $44.0 million of cash and cash equivalents and restricted cash, respectively. Additionally, as of March 31, 2024, we had $18.0 million of available-for-sale debt securities that mature over the next one to seven months. Cash and cash equivalents consist of cash deposits at banks and money market funds. Restricted cash is held to satisfy certain minimum capital requirements pursuant to regulatory requirements, or as collateral for insurance contracts. Restricted cash increased over the last 12 months primarily due to insurance and banking collateral requirements. However, we expect the amount of cash that is restricted associated with regulatory capital and insurance requirements to decrease by approximately $10.0 million due to the NYDFS approving the merger of Bakkt Crypto Solutions and Bakkt Marketplace in March 2024.
As discussed above, we consummated the initial closings related to Concurrent Offerings in March 2024. As of March 31, 2024, we have raised net proceeds from the Concurrent Offerings of approximately $36.9 million, after deducting the placement agent’s fees and estimated offering expenses payable by us. Approximately $2.4 million of proceeds from the ICE Offering were received concurrently with the closing of the Third-Party Offering, and an additional $7.6 million in gross proceeds from the ICE Offering were received on April 25, 2024.
We intend to use our unrestricted cash, inclusive of the net proceeds from the Concurrent Offerings, and proceeds from maturity of available-for-sale debt securities primarily to fund our day-to-day operations, including, but not limited to funding our regulatory capital requirements, compensating balance arrangements and other similar commitments, each of which is subject to change, and as available (i) activate new crypto clients, (ii) maintain our product development efforts, and (iii) optimize our technology infrastructure and operational support. We continue to evaluate our headcount and expense base. We completed a reduction in force on May 2, 2024, and may take further action to right-size headcount and expenses in 2024. Excluding the cash purchase price to acquire Bakkt Crypto Solutions in 2023, we expect our operating cash usage in 2024 (exclusive of potential acquisitions or other strategic initiatives) to decline from 2023 levels driven by the combined impact of increased revenue and expense reductions related to the completion of large-dollar investments in 2023 and benefits from restructuring actions. In addition, we may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies or intellectual property rights. However, we have no agreements or commitments with respect to any such acquisitions or investments at this time. Our expected uses of available funds are based on our present plans, objectives and business condition. Based on fully-implemented operating budgets and forecasts, which exclude forecasts for new products or markets, our cash and proceeds from the maturity of available for sale debt securities as of the date of the filing of this Form 10-Q are estimated to fund our operations into June of 2025.
Our future cash requirements will depend on many factors, including our revenue growth rate, the timing and extent of overhead, sales and marketing expenditures to support projected growth, and our ability to limit our software development investments to features and functionality with a clear line of sight to revenue generation. We made substantial investments in our platforms in 2023, which we expect will enable us to simplify our organization and focus on the core capabilities that are critical to our strategy.

Our losses and projected cash needs, combined with our liquidity level, initially raised substantial doubt about our ability to continue as a going concern in the third quarter of 2023, which we alleviated through management plans which emphasized reducing headcount and other cost cutting measures. In connection with the filing of subsequent amendments thereto, we disclosed that without additional equity financing we could not conclude that we could maintain our operations for a period of at least 12 months from the dates of such amendment filings. We subsequently closed on equity offerings that, when considered with management’s other plans, resulted in management concluding that, notwithstanding the initial doubt that was raised, management’s plans were expected to alleviate substantial doubt. As of the date of this filing, management believes the expected impact on our liquidity and cash flows resulting from the entity integration and operational initiatives outlined above are probable of occurring, if not already completed as discussed above, are sufficient to enable us to meet our obligations for at least twelve months from the date the consolidated financial statements in this Report are issued, and alleviate the conditions that raised substantial doubt about our ability to continue as a going concern. However, there are certain risks associated with this determination. Please see “Risk Factors - Risks Related to Our Business, Finance and Operations - We might not be able to continue as a going concern.” in our Annual Report on Form 10-K for more information.
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net cash provided by (used in) operating activities	$38,353	$(47,241)
Net cash (used in) provided by investing activities	$(2,304)	$69,699
Net cash provided by financing activities	$36,705	$—
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
Net cash flows provided by operating activities of $38.4 million for the three months ended March 31, 2024 was primarily related to net cash inflows resulting from changes in our operating assets and liabilities of $59.7 million, partially offset by our net loss of $21.3 million. Net cash inflows from changes in our operating assets and liabilities for the three months ended March 31, 2024 were primarily due to a $55.2 million increase in customer funds, $3.9 million decrease in prepaid insurance and $3.6 million increase in unsettled crypto trades, partially offset by a $1.3 million decrease in deferred revenue, $1.0 million increase in other assets and liabilities and $1.0 million decrease in operating lease liabilities. Non-cash charges primarily consisted of share-based compensation of $8.0 million, the gain from the change in fair value of our warrant liability of $9.0 million and non-cash lease expense of $0.6 million.
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
Investing Activities
Net cash flows used in investing activities of $2.3 million for the three months ended March 31, 2024 consisted of the purchase of $18.0 million of available-for-sale debt securities and $1.8 million of capitalized costs of internally developed software for our technology platforms, partially offset by the receipt of $17.5 million of proceeds from the sale of available-for-sale securities.
Net cash flows provided by investing activities of $69.7 million for the three months ended March 31, 2023 consisted of the receipt of $101.0 million of proceeds from the sale of available-for-sale securities, partially offset by the purchase of $27.0 million of available-for-sale debt securities, $3.7 million of capitalized costs of internally developed software for our technology platforms and $0.6 million cash used to acquire Bakkt Brokerage.
Financing Activities
Net cash flows provided by financing activities of $36.7 million during the three months ended March 31, 2024 resulted from proceeds from the Concurrent Offerings of $39.0 million, partially offset by the repurchase and retirement of Class A Common Stock of $2.3 million for tax withholding amounts due in connection with the vesting of equity grants.
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
The TRA provides for the payment by us to exchanging holders of Bakkt Common Units of 85% of certain net income tax benefits, if any, that we realize (or in certain cases is deemed to realize) as a result of these increases in tax basis related to entering into the TRA, including tax benefits attributable to payments under the TRA. This payment obligation is an obligation of the Company and not of Bakkt. For purposes of the TRA, the cash tax savings in income tax will be computed by comparing our actual income tax liability (calculated with certain assumptions) to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the assets of Bakkt as a result of Bakkt having an election in effect under Section 754 of the Code for each taxable year in which an exchange of Bakkt Common Units for Class A common stock occurs and had we not entered into the TRA. Such change will be calculated under the TRA without regard to any transfers of Bakkt Common Units or distributions with respect to such Bakkt Common Units before the exchange under the Exchange Agreement to which Section 743(b) or 734(b) of the Code applies. As of March 31, 2024, 1,042,812 Opco common units were exchanged for Class A common stock. Based on our history of taxable losses, we have concluded that it is not probable to expect cash tax payments in the foreseeable future and as such, no value has been recorded under the TRA.

Contractual Obligations and Commitments
The following is a summary of our significant contractual obligations and commitments as of March 31, 2024 (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Purchase obligations(1)	$6,800	$13,200	$—	$—	$20,000
Future minimum operating lease payments(2)	5,024	9,198	7,602	9,731	31,555
Total contractual obligations	$11,824	$22,398	$7,602	$9,731	$51,555
(1)Represents minimum commitment payments under a four-year cloud computing arrangement and a separate five-year marketing partnership. In December 2023, we agreed to amend the cloud computing arrangement and extended the payment period for an additional year.
(2)Represents rental payments under operating leases with remaining non-cancellable terms in excess of one year.
On April 7, 2022, we entered into a corporate card services agreement with Bank of America to provide a purchasing card facility that we utilize for redemption purchases made from vendors as part of our loyalty redemption platform. Total borrowing capacity under the facility is $35.0 million and there is no defined maturity date. Expenditures made using the purchasing card facility are payable at least bi-monthly, are not subject to formula-based restrictions and do not bear interest if amounts outstanding are paid when due and in full. The purchasing card facility requires us to maintain a concentration account with the lender subject to a minimum liquidity maintenance requirement of $7.0 million along with the accounts receivable of our subsidiary, within the loyalty business. Bakkt Holdings, Inc. serves as the guarantor on behalf of our subsidiary under the commercial purchasing card facility. We began using the purchasing card facility in August 2022.
In March 2024, Bank of America required us to pledge as collateral the amounts which were previously required to be maintained in the concentration account. In April 2024, Bank of America reduced our credit line associated with the purchasing card facility from $35.0 million to $20.0 million.
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
The following table presents a reconciliation of net loss, the most directly comparable GAAP operating performance measure, to our Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net loss	$(21,275)	$(44,859)
Depreciation and amortization	57	3,063
Interest income, net	(956)	(1,624)
Income tax expense (benefit)	156	18
EBITDA	(22,018)	(43,402)
Acquisition-related expenses	11	776
Share-based and unit-based compensation expense	8,013	7,921
(Gain) loss from change in fair value of warrant liabilities	(9,046)	1,000
Impairment of long-lived assets	288	—
Restructuring expenses	6,140	4,251
Shelf Registration expenses	200	—
Transition services expense	150	600
Adjusted EBITDA loss	$(16,262)	$(28,854)
Adjusted EBITDA loss for the three months ended March 31, 2024 decreased by $12.6 million or 43.6% as compared to the three months ended March 31, 2023. The decreased loss was primarily due to the contribution of increased revenues, a $5.2 million decrease in compensation and benefits expense and a $0.7 million decrease in insurance and occupancy costs.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP, which requires us to make estimates and apply judgments that affect the reported amounts. In our notes to the unaudited consolidated financial statements, we describe the significant accounting policies used in preparing the consolidated financial statements. Our management has discussed the development, selection, and disclosure of our critical accounting policies and estimates with the Audit Committee of our Board of Directors. For further information about our critical accounting policies and estimates, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in

our Form 10-K. There have been no material changes to our critical accounting policies and estimates since our Form 10-K.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates and assumptions on various judgments that we believe to be reasonable under the circumstances. The significant estimates and assumptions that affect the financial statements may include, but are not limited to, going concern, those that are related to income tax valuation allowances, useful lives of intangible assets and property, equipment and software, fair value of financial assets and liabilities, determining provision for credit losses, valuation of acquired tangible and intangible assets, the impairment of intangible assets and goodwill, and fair market value of Bakkt common units, incentive units and participation units. Actual results and outcomes may differ from management's estimates and assumptions and such differences may be material to our consolidated financial statements.
Recently Issued and Adopted Accounting Pronouncements
Recently issued and adopted accounting pronouncements are described in Note 2 in the unaudited consolidated financial statements included in this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting described further below

Identification of Material Weakness for the Quarter ended March 31, 2024
In connection with the preparation our financial statements for the period ended March 31, 2024, we identified a material weakness in our internal control over financial reporting, relating to the oversight and review of the work performed by a third-party valuation specialist. The specialist was used in the valuation of our Class 1 Warrants and Class 2 Warrants issued in connection with our first quarter 2024 capital raise. This material weakness could result in a misstatement of our warrant liability, stockholders’ equity, and gain/loss from change in fair value of warrant liability. The material weakness would not have had any net impact on the Company’s Consolidated Statement of Cash Flows. Such a misstatement could result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Notwithstanding such material weakness, our management believes that our financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with U.S. GAAP, as we have corrected the errors in our valuation of our Class 1 Warrants and Class 2 Warrants.

Remediation of Material Weakness in Internal Control Over Financial Reporting
We have taken steps to remediate this material weakness and plan to take additional steps to further improve our overall internal control environment. We have implemented further procedures to validate the compliance of third-party valuation specialist assumptions with US GAAP. These actions are subject to an ongoing management review and the oversight of our Board of Directors and its Audit and Risk Committee.
The material weakness described above or any newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the control deficiency that led to the material weakness in our internal control over financial reporting described above or to avoid potential future material weaknesses.
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
Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting except as noted above.

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
The results of any litigation cannot be predicted with certainty, and an unfavorable resolution in any legal proceedings could materially affect our future business, results of operations, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. For additional information on our ongoing legal proceedings, refer to Note 14 in our unaudited consolidated financial statements included in this Report.
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
We intend to use our unrestricted cash and proceeds from maturity of available-for-sale debt securities primarily to fund our day-to-day operations, including, but not limited to funding our regulatory capital requirements, compensating balance arrangements and other similar commitments, each of which is subject to change, and as available, to (i) activate new crypto clients, (ii) launch new crypto products in the institutional space and maintain our product development efforts, and (iii) optimize our technology infrastructure and operational support. Substantial doubt was initially raised about our ability to continue as a going concern in connection with the filing of our Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2023. In connection with the filing of subsequent amendments thereto, we disclosed that, without additional equity financing, we could not conclude that we could maintain our operations for a period of at least 12 months from the dates of such filings. We subsequently closed on equity offerings that, when considered with management’s other plans, resulted in management concluding that, notwithstanding the initial doubt that was raised, management’s plans are currently expected to alleviate substantial doubt as of the date of this filing. However, that determination may change in the future. If we cannot continue as a viable entity, our stockholders will likely lose most or all of their investment in us.
We have experienced and may continue to experience impacts to our business as a result of our partners and customers concern regarding our ability to continue as a going concern. For example, (i) one of our partners closed out of all customer positions, (ii) we have received inquiries from partners and prospective partners about our financial position, (iii) certain of our surety bond providers have requested additional collateral, (iv) we were required to pledge as collateral the amounts that were previously required to be maintained in a concentration account for our purchasing card facility, and

(v) certain of our liquidity providers have requested updated payment arrangements. There can be no assurance that we will not experience additional adverse impacts to our business, including additional or accelerated account closures, loss of future potential business, and additional demands for cash or collateral, which, individually or in the aggregate may further impair our business and exacerbate the risks related to our ability to continue as a going concern.
Notwithstanding our conclusion that our plans alleviate substantial doubt about our ability to continue as a going concern, there is significant uncertainty associated with our expansion to new markets, our launch of new products, and the growth of our revenue base given the rapidly evolving environment associated with crypto assets. Accordingly, we cannot conclude it is probable we will be able to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital in the near future.
If we are required to raise additional funding in the future to maintain our operations, we cannot be certain that additional capital, whether through selling additional equity or debt securities or obtaining a line of credit or other loan, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current stockholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current platform expansion programs, cut operating costs, forego future development and other opportunities or even terminate our operations. In addition, even though as of the filing of this Quarterly Report on Form 10-Q we determined that management’s plans alleviated the substantial doubt about our ability to continue as a going concern, we may be unable to recover with investors, partners and customers due to the adverse reputational effects we experienced previously or may experience in the future.
Based on fully operating budgets and forecasts, which exclude forecasts for new products or markets, our cash and proceeds from the maturity of available for sale debt securities as of the date of the filing of this Form 10-Q are estimated to fund our operations into June of 2025.

We have identified a material weakness in our internal control over financial reporting. This material weakness, or other material weaknesses not yet identified, could continue to adversely our ability to report our results of operations or produce timely and accurate financial statements, which could have a material adverse effect on our business.

In connection with the preparation our financial statements for the period ended March 31, 2024, we identified a material weakness in our internal control over financial reporting, relating to the oversight and review of the work performed by a third-party valuation specialist. The specialist was used in the valuation of our Class 1 Warrants and Class 2 Warrants issued in connection with our first quarter 2024 capital raise. This material weakness could result in a misstatement of our warrant liability, stockholders’ equity, and gain/loss from change in fair value of warrant liability. The material weakness would not have had a net impact on the Company’s Consolidated Statement of Cash Flows. Such a misstatement could result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Notwithstanding such material weakness, our management believes that our financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with U.S. GAAP”, as we have corrected the errors in our valuation of our Class 1 Warrants and Class 2 Warrants.
The material weakness described above or any newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the control deficiency that led to the material weakness in our internal control over financial reporting described above or to avoid potential future material weaknesses.

While we have taken steps to remediate the material weakness discussed above, and plan to take additional steps to further improve our overall internal control environment there is no assurance that we will remediate such material weakness or not identify other control deficiencies or material weaknesses in the future.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. Pursuant to the Sarbanes-Oxley Act we are required to make a formal assessment of the effectiveness of our internal control over financial reporting.
Any failure to maintain effective disclosure controls and procedures or internal control over financial reporting could have an adverse effect on our business and operating results, and cause a decline in the price of our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408..

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Amendment No. 1 To Membership Interest Purchase Agreement, dated as of March 30, 2023, by and among the Company, Bakkt Marketplace, Apex Fintech Solutions Inc. and Apex Crypto, LLC.	8-K	001-39544	2.2	April 3, 2023

3.1	Certificate of Incorporation of the Company, as currently in effect	8-K	001-39544	3.1	October 21, 2021

3.2	By-laws of the Company, as currently in effect	8-K	001-39544	3.1	October 21, 2021

3.3	Certificate of Amendment to Certificate of Incorporation of the Company	8-K	001-39544	3.1	April 29, 2024

4.1	Registration Rights Agreement, dated as of April 1, 2023, by and between Bakkt Holdings, Inc. and Apex Fintech Solutions Inc.	8-K	001-39544	4.1	April 3, 2023

4.2	Form of Class 1 Warrant	8-K	001-39544	4.1	March 4, 2024

4.3	Form of Class 2 Warrant	8-K	001-39544	4.2	March 4, 2024

10.1	Form of Securities Purchase Agreement, dated as of February 29, 2024, by and among the Company and the purchasers signatory thereto.	8-K	001-39544	10.1	March 4, 2024

10.2	Form of Securities Purchase Agreement, dated as of February 29, 2024, by and between the Company and Intercontinental Exchange Holdings, Inc.	8-K	001-39544	10.2	March 4, 2024

10.3	Form of Voting Support Agreement, dated as of February 29, 2024, by and between the Company and Intercontinental Exchange Holdings, Inc.	8-K	001-39544	10.3	March 4, 2024

10.4	Employment Agreement, dated March 18, 2024, by and between Bakkt Holdings, Inc. and Andrew Main	8-K	001-39544	10.1	March 19, 2024

10.5	Release Agreement, dated March 18, 2024, by and between Bakkt Holdings, Inc. and Gavin Michael	8-K	001-39544	10.2	March 19, 2024

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Bakkt Holdings, Inc.

Date: May 15, 2024	By:	/s/ Andrew Main
Andrew Main
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Karen Alexander
Karen Alexander
Chief Financial Officer (Principal Financial Officer)

Date: May 15, 2024	By:	/s/ Chip Goodroe
Chip Goodroe
Chief Accounting Officer (Principal Accounting Officer)