Form 10-Q
period 2024-06-30
Bakkt Holdings, Inc.
filed 2024-08-14
CIK 1820302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of August 9, 2024, there were 6,321,593 shares of the registrant’s Class A Common Stock, 7,194,941 shares of Class V Common Stock, and 7,140,508 public warrants issued and outstanding.

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
•    the reduction in force announced in May 2024 and future potential reductions of expenses; and
•    expansion plans and opportunities.
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
•our ability to reach definitive agreements with our expected commercial counterparties;

•our ability to achieve the expected benefits from the acquisition of Bakkt Crypto;
•our inability to reduce cash expenses and align headcount and employee-related costs with our budget priorities;
•our failure to comply with extensive government regulation, oversight, licensure and appraisals;
•the uncertain regulatory regime governing blockchain technologies and crypto;
•our ability to remediate the material weakness in and establish and maintain effective internal controls and procedures;
•our exposure to any liability, protracted and costly litigation, settlement expenses or reputational damage relating to legal proceedings or our data security;
•the impact of any goodwill or other intangible assets impairments on our operating results;
•the impact of any pandemics or other public health emergencies;
•our ability to maintain the listing of our securities on the NYSE; and
•other risks and uncertainties indicated in this Report, including those set forth under “Risk Factors.”

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.

Bakkt Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	As of June 30, 2024 (Unaudited)	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$47,499	$52,882
Restricted cash	34,031	31,838
Customer funds	53,330	32,925
Available-for-sale securities	13,170	17,398
Accounts receivable, net	24,437	29,664
Prepaid insurance	5,944	13,049
Safeguarding asset for crypto	974,486	701,556
Other current assets	4,508	3,332
Total current assets	1,157,405	882,644
Property, equipment and software, net	1,931	60
Goodwill	68,001	68,001
Intangible assets, net	2,900	2,900
Other assets	12,665	13,262
Total assets	$1,242,902	$966,867
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$39,284	$55,379
Customer funds payable	53,330	32,925
Deferred revenue, current	2,317	4,282
Due to related party	2,660	3,230
Safeguarding obligation for crypto	974,486	701,556
Unsettled crypto trades	1,453	996
Other current liabilities	3,855	3,706
Total current liabilities	1,077,385	802,074
Deferred revenue, noncurrent	2,753	3,198
Warrant liability	38,757	2,356
Other noncurrent liabilities	21,428	23,525
Total liabilities	1,140,323	831,153
Commitments and contingencies (Note 14)
Class A Common Stock ($0.0001 par value, 30,000,000 shares authorized, 6,310,548 shares issued and outstanding as of June 30, 2024 and 3,793,837 shares issued and outstanding as of December 31, 2023)	1	—
Class V Common Stock ($0.0001 par value, 10,000,000 shares authorized, 7,194,941 shares issued and outstanding as of June 30, 2024 and 7,200,064 shares issued and outstanding as of December 31, 2023)	1	1
Additional paid-in capital	824,023	799,683
Accumulated other comprehensive loss	(341)	(101)
Accumulated deficit	(775,890)	(751,301)
Total stockholders’ equity	47,794	48,282
Noncontrolling interest	54,785	87,432
Total equity	102,579	135,714
Total liabilities and stockholders’ equity	$1,242,902	$966,867

The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Revenues:
Crypto services	$497,141	$335,333	$1,338,481	$335,776
Loyalty services, net	12,757	12,296	25,999	25,072
Total revenues	509,898	347,629	1,364,480	360,848
Operating expenses:
Crypto costs	491,701	331,810	1,323,673	332,173
Execution, clearing and brokerage fees	3,392	2,205	9,022	2,205
Compensation and benefits	22,381	27,066	46,912	61,209
Professional services	3,639	2,864	7,274	5,242
Technology and communication	3,651	4,393	9,423	10,111
Selling, general and administrative	5,516	7,566	13,326	14,275
Acquisition-related expenses	55	17,016	66	17,792
Depreciation and amortization	117	3,821	174	6,884
Related party expenses	150	1,512	300	2,112
Impairment of long-lived assets	—	—	288	—
Restructuring expenses	926	220	7,067	4,471
Other operating expenses	387	244	809	908
Total operating expenses	531,915	398,717	1,418,334	457,382
Operating loss	(22,017)	(51,088)	(53,854)	(96,534)
Interest income, net	1,245	701	2,201	2,326
(Loss) gain from change in fair value of warrant liability	(15,114)	357	(6,068)	(643)
Other (expense) income, net	448	(329)	1,164	(345)
Loss before income taxes	(35,438)	(50,359)	(56,557)	(95,196)
Income tax expense	(74)	(152)	(230)	(170)
Net loss	(35,512)	(50,511)	(56,787)	(95,366)
Less: Net loss attributable to noncontrolling interest	(19,088)	(33,663)	(32,198)	(64,546)
Net loss attributable to Bakkt Holdings, Inc.	$(16,424)	$(16,848)	$(24,589)	$(30,820)

Net loss per share attributable to Class A Common Stockholders:
Basic	$(2.67)	$(4.69)	$(4.66)	$(8.97)
Diluted	$(2.67)	$(4.69)	$(4.66)	$(8.97)
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net loss	$(35,512)	$(50,511)	$(56,787)	$(95,366)
Currency translation adjustment, net of tax	(199)	339	(620)	360
Unrealized (losses) gains on available-for-sale securities, net of tax	157	233	(1)	2
Comprehensive loss	$(35,554)	$(49,939)	$(57,408)	$(95,004)
Comprehensive loss attributable to noncontrolling interest	(19,111)	(33,281)	(32,580)	(64,308)
Comprehensive loss attributable to Bakkt Holdings, Inc.	$(16,443)	$(16,658)	$(24,828)	$(30,696)
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data)
(Unaudited)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	$	Shares	$
Balance as of December 31, 2023	3,793,837	$—	7,200,064	$1	$799,683	$(751,301)	$(101)	$48,282	$87,432	$135,714
Share-based compensation	—	—	—	—	8,013	—	—	8,013	—	8,013
Shares issued upon vesting of share-based awards, net of tax withholding	118,593	—	—	—	(2,259)	—	—	(2,259)	—	(2,259)
Equity offerings, net of issuance costs	1,955,924	1	—	—	11,268	—	—	11,269	—	11,269
Exchange of Class V shares for Class A shares	4,725	—	(4,725)	—	63	—	—	63	(63)	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	(160)	(160)	(261)	(421)
Unrealized losses on available-for-sale securities, net of tax	—	—	—	—	—	—	(60)	(60)	(98)	(158)
Net loss	—	—	—	—	—	(8,165)	—	(8,165)	(13,110)	(21,275)
Balance as of March 31, 2024	5,873,079	$1	7,195,339	$1	$816,768	$(759,466)	$(321)	$56,983	$73,900	$130,883
Share-based compensation	—	—	—	—	2,406	—	—	2,406	—	2,406
Shares issued upon vesting of share-based awards, net of tax withholding	86,178	—	—	—	(59)	—	—	(59)	—	(59)
Exercise of warrants	12	—	—	—	—	—	—	—	—	—
Equity offerings, net of issuance costs	350,881	—	—	—	4,903	—	—	4,903	—	4,903
Exchange of Class V shares for Class A shares	398	—	(398)	—	5	—	—	5	(5)	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	(92)	(92)	(107)	(199)
Unrealized losses on available-for-sale securities, net of tax	—	—	—	—	—	—	72	72	85	157
Net loss	—	—	—	—	—	(16,424)	—	(16,424)	(19,088)	(35,512)
Balance as of June 30, 2024	6,310,548	$1	7,194,941	$1	$824,023	$(775,890)	$(341)	$47,794	$54,785	$102,579

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	$	Shares	$
Balance as of December 31, 2022	3,237,074	$—	7,339,310	$1	$773,000	$(676,447)	$(290)	$96,264	$239,811	$336,075
Share-based compensation	—	—	—	—	6,713	—	—	6,713	—	6,713
Unit-based compensation	—	—	—	—	—	—	—	—	542	542
Shares issued upon vesting of share-based awards, net of tax withholding	59,801	—	—	—	—	—	—	—	—	—
Exchange of Class V shares for Class A shares	8,115	—	(8,115)	—	345	—	—	345	(345)	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	7	7	15	22
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(72)	(72)	(157)	(229)
Net loss	—	—	—	—	—	(13,976)	—	(13,976)	(30,883)	(44,859)
Balance as of March 31, 2023	3,304,990	$—	7,331,195	$1	$780,058	$(690,423)	$(355)	$89,281	$208,983	$298,264
Share-based compensation	—	—	—	—	4,614	—	—	4,614	—	4,614
Unit-based compensation	—	—	—	—	—	—	—	—	377	377
Shares issued upon vesting of share-based awards, net of tax withholding	100,828	—	—	—	(2,502)	—	—	(2,502)	—	(2,502)
Shares issued in connection with Apex acquisition	245,624	—	—	—	9,062	—	—	9,062	—	9,062
Currency translation adjustment, net of tax	—	—	—	—	—	—	112	112	227	339
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	77	77	156	233
Net loss	—	—	—	—	—	(16,848)	—	(16,848)	(33,663)	(50,511)
Balance as of June 30, 2023	3,651,442	$—	7,331,195	$1	$791,232	$(707,271)	$(166)	$83,796	$176,080	$259,876

The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Cash flows from operating activities:
Net loss	$(56,787)	$(95,366)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	174	6,884
Non-cash lease expense	989	1,548
Share-based compensation expense	10,419	11,327
Unit-based compensation expense	—	946
Impairment of long-lived assets	288	—
Loss on disposal of assets	—	14
Loss from change in fair value of warrant liability	6,068	643
Other	2	14
Changes in operating assets and liabilities:
Accounts receivable	6,035	4,291
Prepaid insurance	7,105	6,871
Accounts payable and accrued liabilities	(16,196)	(11,144)
Unsettled crypto trades	457	—
Due to related party	(570)	(158)
Deferred revenue	(2,410)	(820)
Operating lease liabilities	(1,934)	(1,329)
Customer funds payable	20,405	(56)
Other assets and liabilities	(1,585)	(2,151)
Net cash used in operating activities	(27,540)	(78,486)
Cash flows from investing activities:
Capitalized internal-use software development costs and other capital expenditures	(2,234)	(6,046)
Purchase of available-for-sale securities	(17,996)	(26,999)
Proceeds from the settlement of available-for-sale securities	22,223	153,158
Acquisition of Bumped Financial, LLC	—	(631)
Acquisition of Apex Crypto LLC, net of cash acquired	—	(44,366)
Net cash provided by investing activities	1,993	75,116
Cash flows from financing activities:
Proceeds from Concurrent Offerings, net of issuance costs	46,505	—
Proceeds from the exercise of warrants	3	—
Repurchase and retirement of Class A Common Stock	(2,318)	(2,502)
Net cash provided by (used in) financing activities	44,190	(2,502)
Effect of exchange rate changes	(620)	361
Net increase (decrease) in cash, cash equivalents, restricted cash, customer funds and deposits	18,023	(5,511)
Cash, cash equivalents, restricted cash, customer funds and deposits at the beginning of the period	118,498	115,423
Cash, cash equivalents, restricted cash, customer funds and deposits at the end of the period	$136,521	$109,912
Supplemental disclosure of cash flow information:
Non-cash operating lease right-of-use asset acquired	$—	$3,780
Supplemental disclosure of non-cash investing and financing activity:
Capitalized internal-use software development costs and other capital expenditures included in accounts payable and accrued liabilities	378	622
Reconciliation of cash, cash equivalents, restricted cash, customer funds and deposits to consolidated balance sheets:
Cash and cash equivalents	$47,499	$84,519
Restricted cash	34,031	24,858
Customer funds	53,330	535
Deposits (Note 6)	1,661	—
Total cash, cash equivalents, restricted cash, customer funds and deposits	$136,521	$109,912

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
Bakkt Trust’s custody solution provides support to Bakkt Crypto with respect to all crypto assets supported by the Company. Additionally, until October 2, 2023, Bakkt Trust operated, in conjunction with Intercontinental Exchange, Inc. ("ICE"), regulated infrastructure for trading, clearing, and custody services for physically-delivered bitcoin futures. Refer to Note 8 for a description of a recent delisting of certain Bakkt Bitcoin futures and option contracts by ICE Futures U.S., Inc. ("IFUS"). Bakkt Crypto holds a New York State virtual currency license (commonly referred to as a "BitLicense"), and money transmitter licenses from all states throughout the U.S. where such licenses are required for the operation of its business, and is registered as a money services business with the Financial Crimes Enforcement Network of the United States Department of the Treasury.
As of June 30, 2024, we offer crypto services in the U.S. and in select markets in Latin America, Europe and Asia.
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
In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or for any other future annual or interim period. These consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes thereto included in our Form 10-K.
On April 29, 2024, following approval by our stockholders and Board of Directors, we effected a reverse stock split (the “Reverse Stock Split”) of our Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”), and Class V Common Stock, par value $0.0001 per share (“Class V Common Stock” and collectively with the Class A Common Stock, the “Common Stock”), at a ratio of 1-for-25 (the “Reverse Stock Split Ratio”). Our Class A Common Stock began trading on a reverse-split adjusted basis on the New York Stock Exchange (the "NYSE") as of the open of trading on April 29, 2024. All outstanding warrants and share-based awards were also adjusted on a 1-for-25 basis. As such, the Reverse Stock Split has been retroactively applied to all share and per share information throughout this Quarterly Report on Form 10-Q (unless otherwise noted).

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
Evaluation in conjunction with the issuance of the June 30, 2024 unaudited Consolidated Financial Statements
We have incurred net losses and consumed cash flow from operations since our inception and incurred losses and consumed cash through the date of this filing in excess of our cash inflows from operations and fundraising. Due to these ongoing losses and a limited supply of remaining cash and available-for-sale securities, we have been executing a strategic plan to optimize our capital allocation and expense base since the fourth quarter of 2022, which has reduced our annual cash expenses year over year and which we expect will continue to reduce our cash expenses in 2024. As a part of those plans, we will continue to align headcount and employee-related costs to further reduce cash expenses. We completed a reduction in force on May 2, 2024 as part of a broader expense restructuring initiative that also contemplated closing certain open roles and optimization of our contact center resources. This expense restructuring initiative is expected to result in aggregate cash savings of approximately $13.0 million, excluding severance over the next 12 months. We expect to enact additional personnel and discretionary spending cuts such as incentive compensation, marketing, professional services and administrative travel to preserve cash to fund operations. We received approval in March 2024 to integrate, and have subsequently merged and integrated, Bakkt Marketplace and Bakkt Crypto Solutions, which reduced the amount of restricted cash we were required to hold for insurance collateral by $11.6 million and eliminated approximately $7.0 million of duplicate regulatory capital requirements. However, it is critical to our plan to mitigate our cash burn that we significantly expand our revenue base to be able to generate a sustainable operating profit. There is significant uncertainty associated with our expansion to new markets and the growth of our revenue base given the uncertain and rapidly evolving environment associated with crypto assets.
For the six months ended June 30, 2024 we incurred a net loss of $56.8 million and consumed $27.5 million of cash in operations. We have historically relied on our existing cash and available-for-sale securities portfolio to fund operations. As of June 30, 2024, we had $47.5 million of available cash and cash equivalents that was not restricted or required to be held for regulatory capital (Note 13) and $13.2 million in available-for-sale securities. We do not have any long-term debt to service but have commitments under long-term cloud computing, lease and marketing contracts as described in Notes 14 and 17. We expect to continue to incur losses and consume cash for the foreseeable future. As discussed in Note 20, Opco executed a secured revolving credit facility with Intercontinental Exchange Holdings, Inc. (the “Lender”; the credit facility herein referred to as the “ICE Credit Facility”), with Bakkt and certain subsidiaries of Bakkt as guarantors, which provides the Company with a $40.0 million secured revolving line of credit that matures on December 31, 2026. The $40.0 million ICE Credit Facility is available in defined commitment amounts at specified dates in the future. We believe after giving effect to management's execution of the ICE Credit Facility, that our cash, short-term securities, and access to the ICE Credit Facility will be sufficient to fund our operations for the next 12 months from the date of these financial statements.
Recently Adopted Accounting Pronouncements
For the six months ended June 30, 2024, there were no significant changes to the recently adopted accounting pronouncements applicable to us from those disclosed in Note 2 to the consolidated financial statements included in our Form 10-K.

Recently Issued Accounting Pronouncements Not Yet Adopted
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The updated standard will be effective for our annual periods beginning in fiscal 2024 and interim periods beginning in the first quarter of fiscal 2025. Early adoption is permitted. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which will require additional tax disclosures, predominantly related to the effective income tax rate reconciliation and income taxes paid. The updated standard will be effective for our annual periods beginning in fiscal 2025. Early adoption is permitted. We are currently evaluating the impact that the updated standard will have on our financial statement disclosures.
3.Revenue from Contracts with Customers
Disaggregation of Revenue
We disaggregate revenue by service type and by platform as follows (in thousands):

Service Type	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Transaction revenue	$503,717	$342,542	$1,351,701	$350,248
Subscription and service revenue	6,181	5,087	12,779	10,600
Total revenue	$509,898	$347,629	$1,364,480	$360,848

Platform	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Loyalty redemption platform, net	$12,757	$12,296	$25,999	$25,072
Crypto services	497,141	335,333	1,338,481	335,776
Total revenue	$509,898	$347,629	$1,364,480	$360,848
We recognized revenue from foreign jurisdictions of $10.5 million and $24.9 million for the three and six months ended June 30, 2024, respectively, and $0.8 million and $1.7 million for the three and six months ended June 30, 2023, respectively.
We have one reportable segment to which our revenues relate.
Deferred Revenue
Contract liabilities consist of deferred revenue for amounts invoiced prior to us meeting the criteria for revenue recognition. We invoice customers for service fees at the beginning of service performance, and such fees are recognized as revenue over time as we satisfy performance obligations. Contract liabilities are classified as “Deferred revenue, current” and “Deferred revenue, noncurrent” in our consolidated balance sheets. The activity in deferred revenue for the six months ended June 30, 2024 and June 30, 2023, respectively, was as follows (in thousands):

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Beginning of the period contract liability	$7,480	$7,084
Revenue recognized from contract liabilities included in the beginning balance	(2,815)	(2,121)
Increases due to cash received, net of amounts recognized in revenue during the period	405	1,301
End of the period contract liability	$5,070	$6,264

Remaining Performance Obligations
As of June 30, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations related to partially completed contracts is $15.4 million, comprised of $10.3 million of subscription fees and $5.1 million of service fees that are deferred. We recognize our subscription fees as revenue over a weighted-average period of 20 months (ranges from 2 months to 27 months) and our service fees as revenue over approximately 33 months.
As of June 30, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations related to partially completed contracts is $22.2 million, comprised of $15.6 million of subscription fees and $6.6 million of service fees that are deferred. We recognize our subscription fees as revenue over a weighted-average period of 30 months (ranges from 4 months to 39 months) and our service fees as revenue over approximately 15 months.
Contract Costs
For the three and six months ended June 30, 2024 and June 30, 2023, we incurred no incremental costs to obtain and/or fulfill contracts with customers.
4.Business Combination and Asset Acquisition
Apex Crypto
On April 1, 2023 we completed the acquisition of 100% of the ownership interests of Apex Crypto. We recognized goodwill from the acquisition due to the assembled, experienced workforce and anticipated growth we expect to achieve from Apex Crypto’s sales pipeline and product capabilities. The total consideration as measured at April 1, 2023 included $55.0 million in cash, approximately $10.5 million in Class A Common Stock payable based on Apex Crypto’s performance in the fourth quarter of 2022, and $11.8 million of cash paid for net working capital, which was predominantly cash held in banks. In addition, we may pay up to $100.0 million of our Class A Common Stock as additional consideration depending on Apex Crypto’s achievement of certain financial targets through 2025 (the "contingent consideration"). As part of the purchase price allocation, the value of the contingent consideration was estimated to be $2.9 million.
The following is a reconciliation of the fair value of consideration transferred in the acquisition to the fair value of the assets acquired and liabilities assumed.

($ in millions)
Cash consideration paid	$55.0
Cash paid for working capital and cash	11.8
Class A Common Stock at transaction close	10.5
Estimated fair value of Class A Common Stock contingent consideration	2.9
Total consideration	$80.2
Current assets	31.8
Safeguarding asset for crypto	689.3
Non-current assets	0.3
Intangible assets - developed technology	5.6
Intangible assets - customer relationships	10.2
Goodwill	52.0
Current liabilities	(19.7)
Safeguarding obligation for crypto	(689.3)
Net assets acquired	$80.2

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
The contingent consideration payable in Class A Common Stock to Apex Crypto's former owners based on the performance of the business in the 2023 through 2025 annual periods was estimated using a Monte Carlo simulation given the range of possible outcomes. As of December 31, 2023, we determined the value of the contingent consideration was zero, based on our forward-looking projections and minimum profit requirements associated with the contingent consideration and reversed the accrual through acquisition expenses. As of June 30, 2024, we determined the value of the contingent consideration remained zero.
The following unaudited pro forma financial information presents the Company's results of operations as if the acquisition of Apex Crypto had occurred on January 1, 2023. The unaudited pro forma financial information as presented below is for illustrative purposes and does not purport to represent what the results of operations would actually have been if the acquisition of Apex Crypto occurred as of the date indicated or what the results would be for any future periods. The unaudited pro forma results reflect the step-up amortization adjustments for the fair value of intangible assets acquired, acquisition-related expenses, and share-based compensation expense for newly issued restricted stock units. Pro forma revenue for the six months ended June 30, 2023 would be $806.0 million. Pro forma net loss for the six months ended June 30, 2023 would be $86.1 million.
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
5.Goodwill and Intangible Assets, Net
Changes in goodwill consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Balance as of December 31, 2023	$1,579,265	$(1,511,264)	$68,001
Foreign currency translation	—	—	—
Balance as of June 30, 2024	$1,579,265	$(1,511,264)	$68,001
We did not identify any indicators of impairment during the three months ended June 30, 2024. During the three months ended March 31, 2024, we identified a triggering event related to the significant decline in our stock price, indicating a potential impairment of our goodwill. We determined no goodwill impairment charge was required based on a comparison of our market capitalization against the carrying value of our equity.

Intangible assets consisted of the following (in thousands):

	June 30, 2024
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
We did not record any amortization of intangible assets for the three and six months ended June 30, 2024 as our finite-lived intangible assets have been fully impaired. Amortization of intangible assets for the three and six months ended June 30, 2023 was $2.7 million and $4.7 million, respectively, and is included in “Depreciation and amortization” in the consolidated statements of operations.
Estimated future amortization for definite-lived intangible assets as of June 30, 2024 was zero as our finite-lived intangible assets had been fully impaired.
We account for crypto we own as indefinite-lived intangible assets and initially measure such crypto at cost (under a first-in, first-out basis) under the guidance in ASC 350, Intangibles - Goodwill and Other. These assets are not amortized, but assessed for impairment given the volatility of markets for these assets. Impairment exists when the carrying amount exceeds its fair value. The fair value of crypto is determined as the lowest price of executed transactions during the measurement or holding period using the quoted price of the crypto in our principal market. The carrying amount of a crypto asset after its impairment becomes its new cost basis. Impairment losses are not reversible or recoverable and are included in “Crypto costs” in the consolidated statements of operations. Impairment losses were not material for the three and six months ended June 30, 2024 and June 30, 2023, respectively. Our owned crypto is typically liquidated on a daily basis during the fulfillment of customer orders and settlement with our liquidity providers. Our owned crypto was not material as of June 30, 2024 and December 31, 2023 and is included within "Other assets" in the consolidated balance sheets. We classify cash flows from crypto within cash flows from operating activities.

6.Consolidated Balance Sheet Components
Accounts Receivable, Net
Accounts receivable, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Trade accounts receivable	$12,738	$14,987
Receivables from customers, clients and liquidity partners	3,705	6,123
Unbilled receivables	4,540	6,125
Deposits	1,733	939
Other receivables	2,816	2,221
Total accounts receivable	25,532	30,395
Less: Allowance for doubtful accounts	(1,095)	(731)
Total	$24,437	$29,664
Deposits includes cash, as noted on the consolidated statements of cash flows, at clearing agencies used to settle customer transactions. Amounts payable and receivable to our liquidity providers are reported net by counterparty when the right of offset exists.

Other Current Assets
Other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid expenses	$4,433	$3,307
Other	75	25
Total	$4,508	$3,332
Property, Equipment and Software, Net
Property, equipment and software, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Internal-use software	$1,722	$—
Other computer and network equipment	848	800
Leasehold improvements	276	—
Property, equipment and software, gross	2,846	800
Less: accumulated amortization and depreciation	(915)	(740)
Total	$1,931	$60
For the three and six months ended June 30, 2024, depreciation and amortization expense related to property, equipment and software amounted to $0.1 million and $0.2 million, respectively, of which $0.1 million and $0.1 million, respectively, related to amortization expense of capitalized internal-use software placed in service.
For the three and six months ended June 30, 2023, depreciation and amortization expense related to property, equipment and software amounted to $1.3 million and $2.3 million, respectively, of which $0.4 million and $0.7 million, respectively, related to amortization expense of capitalized internal-use software placed in service.

Other Assets
Other assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Operating lease right-of-use assets	$10,467	$11,456
Deposits with clearinghouse	159	159
Other	2,039	1,647
Total	$12,665	$13,262
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accounts payable	$5,882	$14,925
Payables to clients and customers	2,265	4,906
Accrued expenses	15,703	15,970
Purchasing card payable	3,818	11,830
Salaries and benefits payable	6,534	4,442
Loyalty revenue share liability	2,780	2,686
Other	2,302	620
Total	$39,284	$55,379
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Current maturities of operating lease liability	3,802	3,636
Other	53	70
Total	$3,855	$3,706
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Operating lease liability, noncurrent	$21,428	$23,525
Total	$21,428	$23,525
Amounts receivable and payable included in the tables above related to our crypto transactions pending settlement with our customers and liquidity providers were settled in July 2024 in amounts consistent with those reflected above.

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
The TRA provides for the payment by us to exchanging holders of Opco Common Units of 85% of certain net income tax benefits, if any, that we realize (or in certain cases are deemed to realize) as a result of these increases in tax basis related to entering into the TRA, including tax benefits attributable to payments under the TRA. This payment obligation is an obligation of the Company and not of Opco. For purposes of the TRA, the cash tax savings in income tax will be computed by comparing our actual income tax liability (calculated with certain assumptions) to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the assets of Opco as a result of Opco having an election in effect under Section 754 of the Code for each taxable year in which an exchange of Opco Common Units for Class A Common Stock occurs and had we not entered into the TRA. Such change will be calculated under the TRA without regard to any transfers of Opco Common Units or distributions with respect to such Opco Common Units before the exchange under the Exchange Agreement to which Section 743(b) or 734(b) of the Code applies. As of June 30, 2024, 1,043,210 Opco Common Units had been exchanged for Class A Common Stock. Refer to Note 14 regarding the contingency related to the TRA.
8.Related Parties
ICE Management and Technical Support
Upon consummation of the VIH Business Combination, we entered into a Transition Services Agreement (the “ICE TSA”) with ICE, pursuant to which ICE provides insurance, digital warehouse, data center, technical support, and other transition-related services in exchange for quarterly service fees payable by us. We did not recognize any expense related to the ICE TSA for the three and six months ended June 30, 2024, respectively. We recognized $1.0 million and $1.6 million of expense related to the ICE TSA for the three and six months ended June 30, 2023, respectively, which is reflected as “Related party expenses” in the consolidated statements of operations. As of June 30, 2024 and December 31, 2023, we had $2.2 million and $3.0 million, respectively, reflected as “Due to related party” in the consolidated balance sheets related to the ICE TSA. The agreement terminated in December 2023.
Triparty Agreement
The Digital Currency Trading, Clearing, and Warehouse Services Agreement ("Triparty Agreement") provided for ICE Futures U.S., Inc. ("IFUS") to list for trading one or more digital currency futures and/or options contracts, and for ICE Clear US, Inc. ("ICUS") to serve as the clearing house to provide central counterparty and ancillary services for such contracts.
Effective July 28, 2023, IFUS delisted all Bakkt Bitcoin futures contracts other than the August and September 2023 expiry months, and also delisted all Bakkt Bitcoin Option contracts. Following the delisting, no new Bakkt Bitcoin futures or option expiry months were listed for trading. The August and September 2023 expiry months continued to be listed for trading through their regular last trading days, which were August 24 and September 28, 2023 respectively. No material revenues associated with the Triparty Agreement were recognized during the three and six months ended June 30, 2023, respectively. Effective October 2, 2023, the parties terminated the Triparty Agreement.

Apex Crypto Technical Support
In connection with our acquisition of Apex Crypto, we entered into a Transition Services Agreement (the “Apex TSA”) with Apex Fintech Solutions, Inc. ("AFS"), pursuant to which AFS provides technical support and other transition-related services in exchange for quarterly service fees payable by us. We recognized approximately $0.2 million and $0.3 million of expense related to the Apex TSA for the three and six months ended June 30, 2024, respectively, which are reflected as “Related party expenses” in the consolidated statements of operations. We recognized $0.5 million of expense related to the Apex TSA for the three months ended June 30, 2023 which is reflected as “Related party expenses” in the consolidated statements of operations. As of June 30, 2024 and December 31, 2023, we had approximately $0.5 million and $0.2 million, respectively, reflected as “Due to related party” in the consolidated balance sheets related to the Apex TSA.
ICE Credit Facility
On August 12, 2024, we entered into the ICE Credit Facility with ICE. Refer to Note 20 for more information.

9.Warrants
As of June 30, 2024 and December 31, 2023, there were 7,140,508 public warrants outstanding. Public warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the public warrant. Holders of public warrants are entitled to purchase one share of Class A Common Stock for every 25 public warrants. The exercise price associated with such warrants is equivalent to $287.50 per share of Class A Common Stock. The public warrants became exercisable on November 15, 2021. The public warrants will expire on October 15, 2026, or earlier upon redemption or liquidation. We may redeem the outstanding warrants when various conditions are met, such as specific stock prices, as detailed in the specific warrant agreements. The warrants are recorded as a liability and reflected as “Warrant liability” in the consolidated balance sheets.
During the three and six months ended June 30, 2024, we received less than $0.1 million in proceeds from the exercise of the public warrants. During the three and six months ended June 30, 2023, we did not receive any proceeds from the exercise of the public warrants. We recognized a loss from the change in fair value of the warrant liability during the three months ended June 30, 2024 of $0.3 million and a gain from the change in fair value of the warrant liability during the six months ended June 30, 2024 of $1.1 million. We recognized a gain from the change in fair value of the warrant liability during the three months ended June 30, 2023 of $0.4 million and a loss during the six months ended June 30, 2023 of $0.6 million.
In connection with the Concurrent Offerings (Note 10), we issued and sold to the Third-Party Purchasers an aggregate of 1,396,701 shares of the Company’s Class A Common Stock, including 196,701 shares of Class A Common Stock issued upon exercise of certain of the Pre-Funded Warrants (as defined below) prior to the Third-Party Closing, Class 1 Warrants (“Class 1 Warrants”) to purchase an aggregate of 922,722 shares of Class A Common Stock, Class 2 Warrants (“Class 2 Warrants”) to purchase an aggregate of 922,722 shares of Class A Common Stock and Pre-Funded Warrants (“Pre-Funded Warrants”) to purchase an aggregate of 448,742 shares of Class A Common Stock.
Concurrently, under the terms of the ICE Offering we entered into a securities purchase agreement (the “ICE Purchase Agreement” and, together with the Third-Party Purchase Agreement, the “Purchase Agreements”) with ICE, pursuant to which we issued and sold to ICE an aggregate of 461,361 shares of Class A Common Stock, Class 1 Warrants to purchase an aggregate of 230,680 shares of Class A Common Stock, and Class 2 Warrants to purchase an aggregate of 230,680 shares of Class A Common Stock. The consummation of the transactions contemplated by the ICE Purchase Agreement occurred on March 4, 2024 and April 25, 2024.
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
The warrants issued on April 25, 2024 were valued at $2.6 million using the Black-Scholes-Merton model for Class 1 Warrants and a binomial lattice model for the Class 2 Warrants. Prior to the three months ended June 30, 2024, we used a Monte Carlo simulation to measure the fair value of the Class 2 Warrants. During the three months ended June 30, 2024, we adopted a binomial lattice model as our valuation technique as we believe it provides a more accurate and relevant measure of the fair value of the Class 2 Warrants. The Class 1 Warrants and Class 2 Warrants issued on March 4, 2024 were valued at $27.7 million using the Black-Scholes-Merton model for Class 1 Warrants and a Monte Carlo simulation for the Class 2 Warrants.
As of June 30, 2024, all Class 1 Warrants and Class 2 Warrants remain outstanding. During the three months ended March 31, 2024, holders exercised all of the Pre-Funded Warrants. The proceeds received from the exercise of Pre-Funded Warrants were immaterial. We recognized a loss from the change in fair value of the warrant liability associated with the Class 1 and Class 2 Warrants during the three and six months ended June 30, 2024 of $14.8 million and $7.2 million, respectively.
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
Preferred Stock
We are authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The holders of a series of preferred stock shall be entitled only to such voting rights as shall expressly be granted thereto by the Certificate of Incorporation (including any certificate of designation relating to such series of preferred stock). As of June 30, 2024, no shares of preferred stock have been issued.
Common Stock
Class A Common Stock
We are authorized to issue 30,000,000 shares with a par value of $0.0001 per share. Each holder of record of Class A Common Stock is entitled to one vote for each share of Class A Common Stock held on all matters on which stockholders generally or holders of Class A Common Stock as a separate class are entitled to vote, including the election or removal of directors (whether voting separately as a class or together with one or more classes of our capital stock). As of June 30, 2024 and December 31, 2023, there were 6,310,548 and 3,793,837 shares of Class A Common Stock issued and outstanding, respectively.

Dividends
Subject to preferences that may be applicable to any outstanding preferred stock, the holders of shares of Class A Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by our Board out of funds legally available therefor. As of June 30, 2024, no dividends have been declared.
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
Class V Common Stock
We are authorized to issue 10,000,000 shares with par value $0.0001 per share. These shares have no economic value but entitle the holder to one vote per share. Paired Interests may be exchanged for one share of our Class A Common Stock or a cash amount in accordance with the Third Amended and Restated Limited Liability Company Agreement of Opco and the Amended and Restated Exchange Agreement. Holders of Paired Interests became eligible on April 16, 2022 under the Exchange Agreement to exchange their Paired Interests for Class A Common Stock, or, at our election, cash in lieu thereof. During the three and six months ended June 30, 2024, holders of Paired Interests exchanged 398 and 5,123 Paired Interests for our Class A Common Stock, and we did not elect to settle any such exchanges in cash. As of June 30, 2024 and December 31, 2023, there were 7,194,941 and 7,200,064 shares of Class V Common Stock issued and outstanding, respectively.
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
Noncontrolling Interest
The following table summarizes the ownership interest in Opco as of June 30, 2024 and December 31, 2023.

	June 30, 2024		December 31, 2023
	Opco Common Units	Ownership %	Opco Common Units	Ownership %
Opco common units held by Bakkt Holdings, Inc.	6,310,548	47%	3,793,837	35%
Opco common units held by noncontrolling interest holders	7,194,941	53%	7,200,064	65%
Total Opco common units outstanding	13,505,489	100%	10,993,901	100%
The weighted average ownership percentages for the applicable reporting periods are used to attribute net loss and other comprehensive loss to the Company and the noncontrolling interest holders. The noncontrolling interest holders' weighted average ownership percentage for the three and six months ended June 30, 2024 was 53.9% and 57.7%, respectively.
Members’ Equity
Prior to the VIH Business Combination, Opco had three classes of voting units – Class A, Class B and Class C voting units – and incentive units granted under the Opco Incentive Equity Plan (the “Opco Plan”).
In connection with the VIH Business Combination, Class C warrants of Opco ("Class C Warrants") automatically converted into the right to purchase 31,734 Paired Interests in Opco at an exercise price of $126.00 per Paired Interest. Class C Warrants may only be exercised for a whole number of Paired Interests. Holders of Class C Warrants are entitled to purchase one Paired Interest for every 25 Class C Warrants. As of June 30, 2024, 172,055 Class C Warrants have vested but have not been exercised, and the remaining 621,297 Class C Warrants have not vested or been exercised. No expenses were recorded during the three and six months ended June 30, 2024 and June 30, 2023, since the service conditions were not probable of being met in those periods.
11.Share-Based and Unit-Based Compensation
2021 Incentive Plan
Our 2021 Omnibus Incentive Plan, as amended (the “2021 Incentive Plan”), became effective on the Closing Date with the approval of VIH’s shareholders and the Board of Directors. The 2021 Incentive Plan allows us to make equity and equity-based incentive awards to employees, non-employee directors and consultants. As of December 31, 2023, there were 2,096,295 shares of Class A Common Stock reserved for issuance under the 2021 Incentive Plan which can be granted as stock options, stock appreciation rights, restricted shares, restricted stock units ("RSUs"), performance stock units ("PSUs"), dividend equivalent rights and other share-based awards. On May 31, 2024, the 2021 Incentive Plan was amended to increase by 938,625 shares the number of authorized shares of Class A Common Stock available for issuance for a new aggregate total of 3,034,920 shares authorized. No award may vest earlier than the first anniversary of the date of grant, subject to limited exceptions.
Share-Based Compensation Expense
During the three and six months ended June 30, 2024, we granted 545,553 and 1,028,152 RSUs, respectively, to employees and directors. During the three and six months ended June 30, 2024, we did not grant any PSUs. During the three and six months ended June 30, 2023, we granted 127,155 and 307,610 RSUs, respectively, to employees and directors. During the three months ended June 30, 2023, we granted 26,945 PSUs to employees and directors. We did not grant any PSUs during the first quarter of 2023.
We recorded $2.4 million and $10.1 million of share-based compensation expense related to RSUs during the three and six months ended June 30, 2024, respectively. We recorded $3.6 million and $9.4 million of share-based compensation expense related to RSUs during the three and six months ended June 30, 2023, respectively. We recorded zero and $0.3 million of share-based compensation expense related to PSUs during the three and six months ended June 30,

2024, respectively. We recorded $0.5 million and $1.9 million of share-based compensation expense related to PSUs during the three and six months ended June 30, 2023, respectively. Share-based compensation expense for both RSUs and PSUs, except for share-based compensation expense related to the Company's restructuring efforts discussed below, is included in “Compensation and benefits” in the consolidated statements of operations.
Unrecognized compensation expense as of June 30, 2024 and December 31, 2023 was $14.3 million and $14.3 million, respectively, for the RSUs and PSUs. The unrecognized compensation expense as of June 30, 2024 and December 31, 2023 will be recognized over a weighted-average period of 1.71 years and 1.38 years, respectively.
RSU and PSU Activity
The following tables summarize RSU and PSU activity under the 2021 Incentive Plan for the six months ended June 30, 2024 and June 30, 2023 (in thousands, except per unit data):

RSUs and PSUs	Number of RSUs and PSUs	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	551	2.05	$101.25
Granted	334		$37.25	$12,468
Forfeited	(75)
Vested	(205)
Outstanding as of June 30, 2023	605	1.79	$73.25

Outstanding as of December 31, 2023	521	1.38	$69.75
Granted	1,028		$12.05	12,393
Forfeited	(115)
Vested	(325)
Outstanding as of June 30, 2024	1,109	1.71	$19.46
During the three and six months ended June 30, 2024, we recorded $4.9 million and $4.9 million, respectively, of share-based compensation expense related to the accelerated vesting of awards for certain employees, primarily related to the termination of a former executive. Acceleration of share-based compensation expense related to our restructuring efforts is included in “Restructuring expenses” in the consolidated statements of operations. We also recorded reversal of share-based compensation expense of $0.3 million and $0.4 million during the three and six months ended June 30, 2024, respectively, for forfeitures related to the termination of employees. Reversal of share-based compensation expense related to the Company's restructuring efforts is included in “Restructuring expenses” in the consolidated statements of operations.
Total fair value of vested RSU and PSU awards was $1.6 million and $6.4 million for the three and six months ended June 30, 2024, respectively. Total fair value of vested RSU and PSU awards was $3.8 million and $8.2 million for the three and six months ended June 30, 2023, respectively.
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
Upon consummation of the VIH Business Combination, the 76,475,000 outstanding preferred incentive units and 23,219,745 outstanding common incentive units were converted into 698,934 common incentive units, and the 10,811,502 outstanding participation units were converted into 1,197,250 participation units. Opco preferred incentive units and common incentive units outstanding prior to the VIH Business Combination, as well as participation units, were not impacted by the Reverse Stock Split discussed in Note 2, therefore these amounts are presented without consideration of the Reverse Stock Split Ratio. Contemporaneously with the conversion, approximately one-third of the awards in the Opco Plan vested. The second tranche vested on the one-year anniversary of the Closing Date and the third tranche vested on the two-year anniversary of the Closing Date, although under the terms of the Opco Plan, employees who were terminated without cause after the Closing Date would vest in the unvested portion of their awards immediately upon their termination date. There has not been, and will not be, any additional awards made under the Opco Plan following the VIH Business Combination.
Unit-Based Compensation Expense
Unit-based compensation expense for the three and six months ended June 30, 2023 was as follows (in thousands):

Type of unit	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Common incentive unit	$377	$919
Participation unit	(111)	27
Total	$266	$946
As of December 31, 2023, all Common Incentive Units and Participation Units had vested or been forfeited and there was no unrecognized unit-based compensation expense.

Incentive Unit Activity
The following table summarizes common incentive unit activity under the Opco Plan for the six months ended June 30, 2024 (in thousands, except per unit data):

Common Incentive Units	Number of Common Incentive Units	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	309	0.00	$166.75	$51,467
Granted	—
Forfeited	—
Exchanged	(5)
Outstanding as of June 30, 2024	304	0.00	$166.75	$50,677

Common Incentive Units	Number of Common Incentive Units	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	332	0.79	$157.50	$67,635
Granted	—
Forfeited	—
Exchanged	(8)
Outstanding as of June 30, 2023	324	0.54	$157.50	$65,980
There were no participation units granted during the three and six months ended June 30, 2023. We did not make any cash payments to settle vested participation units during the three months ended June 30, 2023. We made cash payments of less than $0.1 million to settle vested participation units during the six months ended June 30, 2023.
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
The following is a reconciliation of the denominators of the basic and diluted per share computations for net loss (in thousands, except share and per share data):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net Loss per share:
Numerator – basic and diluted:
Net loss	$(35,512)	$(50,511)	$(56,787)	$(95,366)
Less: Net loss attributable to noncontrolling interest	(19,088)	(33,663)	(32,198)	(64,546)
Net loss attributable to Bakkt Holdings, Inc. – basic	(16,424)	(16,848)	(24,589)	(30,820)
Net loss and tax effect attributable to noncontrolling interests	—	—	—	—
Net loss attributable to Bakkt Holdings, Inc. – diluted	$(16,424)	$(16,848)	$(24,589)	$(30,820)

Denominator – basic and diluted:
Weighted average shares outstanding – basic	6,161,704	3,593,491	5,279,065	3,435,211
Weighted average shares outstanding – diluted	6,161,704	3,593,491	5,279,065	3,435,211

Net loss per share – basic	$(2.67)	$(4.69)	$(4.66)	$(8.97)
Net loss per share – diluted	$(2.67)	$(4.69)	$(4.66)	$(8.97)
Potential common shares issuable to employees or directors upon exercise or conversion of shares under our share-based and unit-based compensation plans and upon exercise of warrants are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive.
No shares that are contingently issuable as part of the Bakkt Crypto Solutions acquisition have been included in the calculation of diluted EPS as no amounts are payable as of June 30, 2024. The following table summarizes the total potential common shares excluded from diluted loss per common share as their effect would be anti-dilutive (in thousands):

As of June 30, 2024
RSUs and PSUs	1,109
Public warrants	286
Opco warrants	32
Class 1 and Class 2 warrants	2,307
Opco common units	7,195
Total	10,929
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
Bakkt Brokerage is registered as a broker-dealer with the Financial Industry Regulatory Authority and is required to maintain a minimum amount of net capital. Bakkt Brokerage's net capital requirement is not material. Bakkt Brokerage was registered as a broker-dealer with the Financial Industry Regulatory Authority, which filed for a withdrawal of its membership on July 16, 2024, and was required to maintain a non-material minimum amount of net capital. The Financial Industry Regulatory Authority has expelled Bakkt Brokerage for a failure to file independently audited financial statements for 2023, a period when Bakkt Brokerage was inactive. Bakkt Brokerage is working to correct this filing prior to final withdrawal of its membership
As of June 30, 2024 and December 31, 2023, the above mentioned subsidiaries were in compliance with their respective regulatory capital requirements. The minimum capital requirements to which our subsidiaries are subject may restrict their ability to transfer cash. We may also be required to transfer cash to our subsidiaries such that they may continue to meet these minimum capital requirements.
14.Commitments and Contingencies
401(k) Plan
We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Both Company and employee contributions to the 401(k) plan are discretionary. For the three and six months ended June 30, 2024, we recorded approximately $0.6 million and $1.3 million, respectively, of expenses related to the 401(k) plan, which is included in "Compensation and benefits" in the consolidated statements of operations. For the three and six months ended June 30, 2023, we recorded approximately $0.7 million and $1.7 million, respectively, of expenses related to the 401(k) plan, which is included in "Compensation and benefits" in the consolidated statements of operations.
Tax Receivable Agreement
The Company is party to a TRA with certain Opco equity holders. As of June 30, 2024, the Company has not recorded a liability under the TRA related to the income tax benefits originating from the exchanges of Opco Common Units as it is not probable that the Company will realize such tax benefits. The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. Should the Company determine that the payment of the TRA liability becomes probable at a future date based on new information, any changes will be recorded on the Company's consolidated statements of operations and comprehensive loss at that time.

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
On January 25, 2024, the Company’s subsidiary, Aspire Loyalty Travel Solutions, LLC (“Aspire”) received a letter from one of its vendors alleging breach of its agreement with that vendor relating to a migration of Aspire’s systems to a different vendor. The alleged breach relates to a contractual provision requiring Aspire to originate at least a given percentage of its redemptions on the vendor’s systems. In May 2024, we settled the matter for $1.1 million. We recognized $0.4 million of expense for this matter during the six months ended June 30, 2024.
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
Purchase Obligations
In December 2021, we entered into a four-year cloud computing arrangement which includes minimum contractual payments due to the third-party provider. In December 2023, we agreed to amend the contract and extend the payment period for an additional year. During the year ended December 31, 2023, we entered into a five-year strategic marketing agreement which required a committed spend. In July 2024, we terminated the agreement, which required a settlement payment of $1.1 million and resulted in the release from future obligations. As of June 30, 2024, our outstanding purchase obligations, inclusive of the settlement described above, consisted of the following future minimum commitments (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Purchase obligations	$6,100	$10,500	$—	$—	$16,600
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
Our effective tax rate of (0.3)% and (0.4)% for the three and six months ended June 30, 2024, respectively, differ from statutory rates primarily due to the loss that is not taxed to the Company and the absence of taxable income to realize the Company's net operating losses and other deferred tax assets.

Our effective tax rate of (0.2)% and (0.4)% for the three and six months ended June 30, 2023, respectively, differ from statutory rates primarily due to the loss that is not taxed to the Company and the absence of taxable income to realize the Company's net operating losses and other deferred tax assets.
Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our realizability of our deferred tax assets, in each jurisdiction, is dependent upon the generation of future taxable income sufficient to utilize the deferred tax assets on income tax returns, including the reversal of existing temporary differences, historical and projected operating results and tax planning strategies. We assessed that substantially all of our deferred tax assets were not more likely than not to be realized. As of June 30, 2024 and December 31, 2023, the Company believed that it was not more likely than not that the net deferred tax assets would be realizable and thus has maintained a full valuation allowance.
The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company had no unrecognized tax benefits or related interest and penalties accrued as of June 30, 2024 or December 31, 2023.
16.Fair Value Measurements
Financial assets and liabilities that are measured at fair value on a recurring basis are classified as Level 1, Level 2 and Level 3 as follows (in thousands):

	As of June 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury debt securities	$13,170	$13,170	$—	$—
Safeguarding asset for crypto	974,486	—	974,486	—
Total Assets	$987,656	$13,170	$974,486	$—

Liabilities:
Safeguarding obligation for crypto	974,486	—	974,486	—
Warrant liability - Class 1 and Class 2 warrants	37,543	—	—	37,543
Warrant liability - public warrants	1,214	1,214	—	—
Total Liabilities	$1,013,243	$1,214	$974,486	$37,543

	As of December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury debt securities	$17,398	$17,398	$—	$—
Safeguarding asset for crypto	701,556	—	701,556	—
Total Assets	$718,954	$17,398	$701,556	$—

Liabilities:
Safeguarding obligation for crypto	$701,556	$—	$701,556	$—
Warrant liability - public warrants	2,356	2,356	—	—
Total Liabilities	$703,912	$2,356	$701,556	$—

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
Our investments in debt securities consist of U.S. Treasury debt securities held in the custody of a major financial institution. As of June 30, 2024, our investment in available-for-sale debt securities was determined to be a Level 1 investment based on quoted prices in active markets and was recorded in the consolidated balance sheet at fair value.
The fair value of the safeguarding obligation for crypto and the corresponding safeguarding asset for crypto was determined using Level 2 inputs which included using the value of the safeguarded asset determined as the mid-point of a bid-ask spread in the market we determined to be the principal market for the related crypto as of June 30, 2024.
The contingent consideration associated with the acquisition of Bakkt Crypto Solutions is valued using Level 3 inputs, which includes a Monte Carlo simulation. The inputs for the Monte Carlo simulation included forecasted financial performance of Bakkt Crypto Solutions and estimated earnings volatility. The contingent consideration liability is revalued each reporting period and any change in the liability is reflected in the Company's statements of operations in “Acquisition-related expenses". As of the acquisition date, the fair value of the contingent consideration was estimated to be $2.9 million and used an estimated gross profit volatility of 66%. As of December 31, 2023, we determined the value of the contingent consideration was zero, based on our forward-looking projections and minimum profit requirements associated with the contingent consideration and reversed the accrual through acquisition expenses. As of June 30, 2024, we determined the value of the contingent consideration remained zero.
Our public warrant liability is valued based on quoted prices in active markets and is classified within Level 1. During the three months ended June 30, 2024, our Class 1 Warrants and Class 2 Warrants were valued using the Black-Scholes-Merton model and a binomial lattice model, respectively, both of which utilize certain Level 3 inputs. Prior to the three months ended June 30, 2024, our Class 1 Warrants and Class 2 Warrants were valued using the Black-Scholes-Merton model and a Monte Carlo simulation, respectively. A significant input to the Monte Carlo simulation included the volatility of movement in the price of the stock underlying the warrants, which was estimated using the historical volatility of our Class A Common Stock over the contractual period of the warrant.
The significant unobservable inputs used for the fair value measurement of our Class 1 Warrants and Class 2 Warrants liabilities as of June 30, 2024 are summarized as follows:

Expected term (years)	5.18 - 5.50
Continuous risk-free rate	4.12% - 4.59%
Expected volatility	125.0% - 145.0%
The preceding methods described may produce fair value calculations that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although we believe our valuation techniques are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
As described in Note 5, our owned crypto is continually evaluated for impairment using the lowest quoted price in the market we determine to be the principal market for the related crypto, which we determined was a Level 2 input. Other fair value inputs associated with non-recurring impairment analyses are discussed in the notes of the related assets.

17.Leases
We lease real estate for office space under operating leases. On December 21, 2023, we signed an agreement to sublease a portion of our corporate headquarters office space in Alpharetta, Georgia. The sublease commenced in March 2024. On March 15, 2023, we signed an amendment to our Scottsdale, Arizona lease that extended the lease term. The amended lease has a term of 89 months and total fixed lease payments over the term of the amended lease are $5.7 million. During the year ended December 31, 2023, we entered into a new real estate lease for office space in New York, New York, that commenced on January 31, 2022. The lease has a term of 94 months and the total fixed lease payments over the term of the lease are $7.3 million. On April 25, 2022, we signed a lease agreement for call center office space in Alpharetta, Georgia. On May 12, 2022, we executed our option to lease additional space for the Alpharetta call center. The call center lease commenced on June 3, 2022. The lease has a term of 47 months and total fixed lease payments over the term of the lease are $5.9 million. We consider a lease to have commenced on the date when we are granted access to the leased asset. Several of these leases include escalation clauses for adjusting rentals. As of June 30, 2024, we do not have any active finance leases.
Our real estate leases have remaining lease terms as of June 30, 2024 ranging from 22 months to 99 months, with three of our leases containing an option to extend the term for a period of 5 years exercisable by us, which we are not reasonably certain of exercising at commencement. None of our leases contain an option to terminate the lease without cause at the option of either party during the lease term.
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
We have elected the practical expedient under which lease components would not be separated from the non-lease components for all our classes of underlying assets. Accordingly, each lease component and the non-lease components related to the lease component are accounted for as a single lease component. As of June 30, 2024, the weighted average remaining lease term for our operating leases was approximately 80 months, and the weighted average discount rate for our operating leases was 5.3%. As of December 31, 2023, the weighted average remaining lease term for our operating leases was approximately 84 months, and the weighted average discount rate for our operating leases was 5.3%. We were party to short-term leases during the three and six months ended June 30, 2024, which resulted in less than $0.1 million and less than $0.1 million of rent expense, respectively. We were party to short-term leases during the three and six months ended June 30, 2023, which resulted in less than $0.1 million and less than $0.1 million of rent expense, respectively.
18. Safeguarding Obligation For Crypto
We provide custody services for Bakkt Crypto's customers and for Bakkt Trust's standalone custody customers. Bakkt Trust may also provide sub-custodian services for Bakkt Crypto customers. We do not own crypto held in a custodial capacity on behalf of our customers. We maintain the internal recordkeeping of those assets and are obligated to safeguard the assets and protect them from loss or theft. We hold the controlling majority of cryptographic key information on behalf of our Bakkt Trust custodial customers. A significant portion of the crypto we hold in a custodial capacity are custodied by institutional grade sub-custodians. Sub-custodians used by Bakkt Crypto hold our customer cryptographic key information and are not permitted to move assets without our specific authorization.
As of June 30, 2024, we have a safeguarding obligation for crypto of $974.5 million. The safeguarding liability, and corresponding safeguarding asset for crypto on the balance sheet, are measured at the fair value of the crypto held for our customers. We are not aware of any actual or possible safeguarding loss events as of June 30, 2024. Therefore, the safeguarding obligation for crypto and the related safeguarding asset for crypto are recorded at the same amount.
We are responsible for holding the following crypto on behalf of our customers as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Bitcoin	$389,991	$262,231
Ether	233,233	196,016
Shiba Inu	211,181	143,237
Dogecoin	109,860	78,524
Other	30,221	21,548
Safeguarding obligation for crypto	$974,486	$701,556

Safeguarding asset for crypto	$974,486	$701,556
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
The cost basis and fair value of available-for-sale debt securities with unrealized gains and losses included in “Accumulated other comprehensive loss” in the consolidated balance sheets were as follows (in thousands):

	June 30, 2024			December 31, 2023
Available-for-sale securities	Cost Basis	Unrealized Gain, net	Fair Value	Cost Basis	Unrealized Gain, net	Fair Value
Government debt
U.S. treasury bonds	12,998	172	13,170	17,230	168	17,398
Total available-for-sale securities	$12,998	$172	$13,170	$17,230	$168	$17,398
There were no available-for-sale debt securities in an unrealized loss position as of June 30, 2024 or December 31, 2023. We may sell certain investments depending on liquidity needs of the business; however, it is not likely that we will be required to sell the investments before recovery of their respective amortized cost basis. In addition, there were no credit losses on these investments as of June 30, 2024.
The cost basis and fair value of available-for-sale debt securities at June 30, 2024, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	June 30, 2024
	Cost Basis	Fair Value
Due in one year or less	$12,998	$13,170
Due after one year through five years	—	—
Total debt securities - available-for-sale	$12,998	$13,170
20.Subsequent Events
On August 12, 2024, Bakkt and Opco entered into the ICE Credit Facility, with certain subsidiaries of Bakkt party thereto from time to time, as guarantors, whereby the Lender agreed to provide for a $40.0 million secured revolving line of credit for working capital and general corporate purposes. Any borrowings under the facility made prior to December 31, 2024 require the consent of the Lender in its sole discretion. For the period beginning December 31, 2024 through March 30, 2025, Opco can borrow up to an aggregate principal amount (excluding any capitalized interest) of $10.0 million. For the period beginning March 31 through June 29, 2025, Opco can borrow up to an aggregate principal amount (excluding any capitalized interest) of $20.0 million. From the period beginning June 30 through September 29, 2025, Opco can borrow up to an aggregate principal amount (excluding any capitalized interest) of $30.0 million. On or after September 30, 2025, Opco can borrow up to an aggregate principal amount (excluding any capitalized interest) of $40.0 million. As of August 12, 2024, no loans were outstanding under the ICE Credit Facility.
Loans under the ICE Credit Facility do not amortize and mature on December 31, 2026. Borrowings under the ICE Credit Facility accrue interest at a rate equal to, at Opco’s election, either the secured overnight financing rate (“SOFR”) for a term of one, three or six months plus 12%, or the prime rate plus 11%. Interest is payable quarterly in arrears with respect to borrowings bearing interest at the prime rate or on the last day of an interest period, but at least every three months, with respect to borrowings bearing interest at the term SOFR rate; provided, that Opco can elect to pay interest in kind by adding such interest amount to the principal amount of the outstanding borrowings under the ICE Credit Facility. For any interest period for which Opco has elected to pay interest in kind, the applicable margin on the outstanding loans will increase by 1% per annum. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the ICE Credit Facility at a per annum rate equal to 2% above the otherwise applicable interest rate.
Opco will pay a commitment fee of 0.5% per annum on the daily average of the available commitment that can be borrowed, less the outstanding principal amount of all loans (excluding any capitalized interest). Fees are payable in cash quarterly and at maturity. Loans under the ICE Credit Facility can be prepaid without penalty, subject to customary breakage costs for loans bearing interest at the term SOFR rate. Amounts repaid under the ICE Credit Facility can be reborrowed prior to the maturity date, subject to certain customary conditions set forth in the ICE Credit Facility.
The ICE Credit Facility contains customary affirmative and negative covenants, including negative covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, dispose of assets, make certain restricted payments and prepayments, enter into restrictive agreements, enter into transactions with affiliates, make investments, and amend certain agreements relating to debt, in each case, subject to limitations and exceptions set forth in the ICE Credit Facility. The ICE Credit Facility also contains various customary events of default that include, among others, payment defaults, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, judgment defaults, and events constituting a change of control, subject to thresholds and cure periods as set forth in the ICE Credit Facility.
The obligations under the ICE Credit Facility are required to be guaranteed by Bakkt and certain material domestic subsidiaries of the Company and secured by substantially all of the personal property of the Company and such subsidiary guarantors.

The foregoing description of the ICE Credit Facility and the transactions contemplated thereby is not complete and is subject to, and qualified in its entirety by reference to, the revolving credit agreement governing the ICE Credit Facility, a copy of which is filed as Exhibit 10.2 to this Report, which is incorporated herein by reference.
Management evaluated subsequent events through the date of issuance of these consolidated financial statements and determined that no other events or transactions, other than those disclosed above, met the definition of a subsequent event for purposes of recognition or disclosure in the accompanying consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of financial condition and results of operations should be read together with the accompanying consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 (this "Report") and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which is incorporated herein by reference. References in this section to “we,” “us,” “our,” “Bakkt” or the “Company” and like terms refer to Bakkt Holdings, Inc. and its subsidiaries for the three and six months ending June 30, 2024, unless the context otherwise requires. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed above in “Cautionary Statement Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.”
Overview
In this section and elsewhere in this Report, we use the following terms, which are defined as follows:
•"Client" means businesses with whom we contract to provide services to customers on our platform, and includes financial institutions, hedge funds, merchants, retailers, third party partners and other businesses (except in the accompanying notes to the consolidated financial statements, where we refer to revenue earned from customers, instead of clients. The term customers is in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers.)
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

Recent Developments
Revolving Credit Facility
On August 12, 2024, Bakkt and Opco executed a revolving credit facility with Intercontinental Exchange Holdings, Inc. (the “Lender”) and certain subsidiaries of Bakkt party thereto from time to time, as guarantors, whereby the Lender agreed to provide for a $40.0 million secured revolving line of credit for working capital and general corporate purposes. The ICE Credit Facility is available in defined commitment amounts at specified dates in the future. Refer to Liquidity and Capital Resources elsewhere in this section of this Report.
Reverse Stock Split
On April 29, 2024, following approval by our stockholders and Board of Directors, we effected a reverse stock split (the “Reverse Stock Split”) of our Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”), and Class V Common Stock, par value $0.0001 per share (“Class V Common Stock” and collectively with the Class A Common Stock, the “Common Stock”), at a ratio of 1-for-25 (the “Reverse Stock Split Ratio”), effective as of 12:01 a.m. eastern time on April 29, 2024 (the “Effective Time”). Our Class A Common Stock began trading on a reverse-split adjusted basis on the New York Stock Exchange (the “NYSE”) as of the open of trading on April 29, 2024. After the Effective Time, the Class A Common Stock will continue to be listed on the NYSE under the symbol “BKKT”. As such, the Reverse Stock Split has been retroactively applied to all share and per share information throughout this Quarterly Report on Form 10-Q (unless otherwise noted).
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
In connection with the Reverse Stock Split, we effected a corresponding and proportional adjustment to our authorized shares of Common Stock, such that the 1,000,000,000 authorized shares of Common Stock, consisting of 750,000,000 shares of Class A Common Stock and 250,000,000 shares of Class V Common Stock were reduced proportionately to 40,000,000 authorized shares of Common Stock, consisting of 30,000,000 shares of Class A Common Stock and 10,000,000 shares of Class V Common Stock. The par value per share of Common Stock, the par value per share of preferred stock and the number of authorized shares of preferred stock did not change.
We did not issue fractional shares in connection with the Reverse Stock Split. Stockholders who would have otherwise held fractional shares because the number of shares of Class A Common Stock they held before the Reverse Stock Split was not evenly divisible by the Reverse Stock Split Ratio received cash (without interest, and subject to any required tax withholding applicable to a holder) in lieu of such fractional shares. To maintain parity with the Class A Common Stock, holders of paired interests (each of which is a combination of one share of Class V Common Stock and one common unit of Opco and is exchangeable into a share of Class A Common Stock on a one-for-one basis) were also correspondingly adjusted for the Reverse Stock Split and paid out in cash, applying the same per-share price, for any resulting fractional interests. The aggregate cash in respect of fractional interests was not material. Immediately after the Reverse Stock Split, each stockholder’s percentage ownership interest and proportional voting power remained unchanged, except for minor changes that resulted from the treatment of fractional shares.
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

February 2024 Concurrent Registered Direct Offerings
On February 29, 2024, we entered into a securities purchase agreement (the “Third-Party Purchase Agreement”) with certain institutional investors (the “Third-Party Purchasers”). The consummation of the transactions contemplated by the Third-Party Purchase Agreement (the “Third-Party Closing”) occurred on March 4, 2024. At the Third-Party Closing, pursuant to the Third-Party Purchase Agreement, we issued and sold to the Third-Party Purchasers an aggregate of 1,396,701 shares of our Class A Common Stock, Class 1 Warrants (“Class 1 Warrants”) to purchase an aggregate of 922,722 shares of Class A Common Stock, Class 2 Warrants (“Class 2 Warrants”) to purchase an aggregate of 922,722 shares of Class A Common Stock and Pre-Funded Warrants (“Pre-Funded Warrants”) to purchase an aggregate of 448,742 shares of Class A Common Stock. As of the date of this report, holders have exercised all of the Pre-Funded Warrants. The offering of such securities was conducted in a registered direct offering (the “Third-Party Offering”). The purchase price of each share of Class A Common Stock and accompanying Class 1 Warrant or Class 2 Warrant (each, a “Warrant”) was $21.675 and the purchase price of each Pre-Funded Warrant and accompanying Warrant was $21.6725.
In the Concurrent Offerings, we entered into ICE Purchase Agreement, pursuant to which we issued and sold to ICE an aggregate of 461,361 shares of Class A Common Stock, Class 1 Warrants to purchase an aggregate of 230,680 shares of Class A Common Stock, and Class 2 Warrants to purchase an aggregate of 230,680 shares of Class A Common Stock. The purchase price of each share of Class A Common Stock and accompanying Warrant in the ICE Offering was $21.675.
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
In addition, crypto assets and crypto market participants have recently faced increased scrutiny by regulators. For example, in 2023, the SEC brought charges against a number of crypto asset exchanges, including Bittrex, Coinbase, Binance, Kraken, and other crypto asset service providers, identifying a number of crypto assets as securities and alleging violations of, and non-compliance with, U.S. federal securities laws. We continue to monitor regulatory developments in this area and assess our business model and the assets we support in light of such developments.
In January 2024, the SEC approved a number of applications for spot-traded bitcoin exchange-traded funds, or ETFs. Since then, the crypto market has seen a significant increase in interest from, and participation by, institutional investors. In May 2024, the SEC approved a number of applications for spot-traded ETH ETFs, furthering the momentum of institutional investor interest. We believe this increase in institutional interest and adoption intersects with our strengths, as we were originally conceived as an institutionally-focused crypto company.

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
In addition, Bakkt Crypto is in the process of enhancing capabilities on its trading platform, including support for larger orders and recurring buys, and extending the platform to support institutional execution.
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
At the time our acquisition of Bakkt Crypto Solutions closed, Bakkt Crypto Solutions had agreements with more than 30 fintech clients pursuant to which the clients made Bakkt Crypto Solutions’ crypto asset trading service available to their customer base. Our acquisition of Bakkt Crypto Solutions resulted in us obtaining access to such partners. The majority of these fintech clients are also part of Apex Fintech Solutions’ client network.
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

Under the NYSE’s rules, if a Company determines it will cure its noncompliance with the Listing Rule by taking an action that will require stockholder approval, it must so inform the NYSE, and the noncompliance with the Listing Rule will be deemed cured if the price promptly exceeds $1.00 per share and the price remains above that level for at least the following 30 trading days. On June 3, 2024, we received notice that we had regained compliance with the Listing Rule.
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
On April 29, 2024, Charles Goodroe resigned from his position as Chief Accounting Officer of the Company, effective May 22, 2024. Effective as of Mr. Goodroe’s resignation, Karen Alexander, the Company’s Chief Financial Officer and principal financial officer, assumed the role of the Company’s principal accounting officer.
On July 8, 2024, the Company appointed Joe Henderson as Vice President, Chief Accounting Officer and principal accounting officer of the Company, effective July 8, 2024.
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
Safeguarding Obligation Liability and Safeguarding Asset Related to Crypto Held for Other Parties
As detailed in Note 18 in the unaudited consolidated financial statements included in this Report, upon the adoption of Staff Accounting Bulletin 121 (“SAB 121”), we recorded a safeguarding obligation liability and a corresponding safeguarding asset related to the crypto held for other parties. As of June 30, 2024, the safeguarding obligation liability related to crypto assets held for other parties was approximately $974.5 million. We have taken steps to mitigate the potential risk of loss for the crypto we hold for other parties, including holding insurance coverage specifically for certain crypto incidents and using secure cold storage to store the vast majority of crypto that we hold. SAB 121 also asks us to consider the legal ownership of the crypto held for other parties, including whether the crypto held for other parties would be available to satisfy general creditor claims in the event of our bankruptcy.
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
•Crypto-enabled accounts. We define crypto-enabled accounts as the total crypto accounts open on our platform. There were 6.4 million and 6.2 million crypto-enabled accounts as of June 30, 2024 and December 31, 2023, respectively.
•Transacting accounts. We define transacting accounts as unique accounts that perform transactions on our platform each month. We use transacting accounts to reflect how users across our platform use the variety of services we offer, such as buying and selling crypto to facilitate everyday purchases, redeeming loyalty points for travel or merchandise, or converting loyalty points to cash or gift cards. There were 0.7 million and 1.5 million unique monthly transacting accounts during the three and six months ending June 30, 2024, respectively.
•Notional traded volume. We define notional traded volume as the total notional volume of transactions across crypto and loyalty platforms. The figures we use represent gross values recorded as of the order date. Notional traded volumes were $672.3 million and $1,713.0 million during the three and six months ending June 30, 2024, respectively.
•Assets under custody. We define assets under custody as the sum of coin quantities held by customers multiplied by the final quote for each coin on the last day of the quarter. Assets under custody were $974.5 million and $701.6 million as of June 30, 2024 and December 31, 2023, respectively.

Results of Operations
The following table is our consolidated statements of operations for the three and six months ended June 30, 2024 and June 30, 2023, respectively (in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Revenues:
Crypto services	$497,141	$335,333	$1,338,481	$335,776
Loyalty services, net	12,757	12,296	25,999	25,072
Total revenues	509,898	347,629	1,364,480	360,848
Operating expenses:
Crypto costs	491,701	331,810	1,323,673	332,173
Execution, clearing and brokerage fees	3,392	2,205	9,022	2,205
Compensation and benefits	22,381	27,066	46,912	61,209
Professional services	3,639	2,864	7,274	5,242
Technology and communication	3,651	4,393	9,423	10,111
Selling, general and administrative	5,516	7,566	13,326	14,275
Acquisition-related expenses	55	17,016	66	17,792
Depreciation and amortization	117	3,821	174	6,884
Related party expenses	150	1,512	300	2,112
Impairment of long-lived assets	—	—	288	—
Restructuring expenses	926	220	7,067	4,471
Other operating expenses	387	244	809	908
Total operating expenses	531,915	398,717	1,418,334	457,382
Operating loss	(22,017)	(51,088)	(53,854)	(96,534)
Interest income, net	1,245	701	2,201	2,326
(Loss) gain from change in fair value of warrant liability	(15,114)	357	(6,068)	(643)
Other (expense) income, net	448	(329)	1,164	(345)
Loss before income taxes	(35,438)	(50,359)	(56,557)	(95,196)
Income tax expense	(74)	(152)	(230)	(170)
Net loss	$(35,512)	$(50,511)	$(56,787)	$(95,366)
Less: Net loss attributable to noncontrolling interest	(19,088)	(33,663)	(32,198)	(64,546)
Net loss attributable to Bakkt Holdings, Inc.	(16,424)	(16,848)	(24,589)	(30,820)

Net loss per share attributable to Class A Common Stockholders.
Basic	$(2.67)	$(4.69)	$(4.66)	$(8.97)
Diluted	$(2.67)	$(4.69)	$(4.66)	$(8.97)
Three Months Ended June 30, 2024 compared to Three Months Ended June 30, 2023
Financial Summary
The three months ended June 30, 2024 included the following notable items relative to the three months ended June 30, 2023:
•Revenue increased $162.3 million primarily driven by an increase in crypto trading volume compared to the prior year second quarter; and
•Operating expenses increased $133.2 million primarily driven by higher crypto trading costs in connection with higher crypto trading volume compared to the prior year second quarter.

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
Crypto Services Revenue

($ in thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	$ Change	% Change
Crypto services	$497,141	$335,333	$161,808	48.3%
Crypto services revenue increased by $161.8 million, or 48.3%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily driven by increased crypto trading volume due to improved market trading volume for crypto as compared to the prior year second quarter.
Loyalty Services Revenue

($ in thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	$ Change	% Change
Loyalty services, net	$12,757	$12,296	$461	3.7%
Loyalty services revenue increased by $0.5 million, or 3.7%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily related to a $1.1 million increase in subscription and services revenue, partially offset by a $0.7 million reduction in transaction revenue. Approximately half of the increase in subscription and services revenue was driven by an adjustment to the remaining life of one of our service contracts.
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
Crypto Costs

($ in thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	$ Change	% Change
Crypto costs	$491,701	$331,810	$159,891	48.2%
Crypto costs represent the gross value of crypto sold by our customers on our platform. These costs are measured at the executed price at the time of the trade. Crypto costs increased by $159.9 million, or 48.2%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase reflects increased volume driven by improved crypto market trading relative to the prior year second quarter.

Execution, Clearing and Brokerage Fees

($ in thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	$ Change	% Change
Execution, clearing and brokerage fees	$3,392	$2,205	$1,187	53.8%
Execution, clearing and brokerage fees primarily represent payments to clients in exchange for driving order flow to our platform. Execution, clearing and brokerage fees increased by $1.2 million during the three months ended June 30, 2024. The increase reflects increased crypto transaction volume as described above.

Compensation and Benefits

($ in thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	$ Change	% Change
Compensation and Benefits	$22,381	$27,066	$(4,685)	(17.3%)
Compensation and benefits expense include all salaries and benefits, compensation for contract labor, incentive programs for employees, payroll taxes, share-based and unit-based compensation and other employee related costs.
Our headcount decreased year over year as we undertook restructuring actions and right sized our expense base to meet current market demand. We expect to limit future hiring and further optimize our headcount as we complete development projects on our platform. Compensation and benefits expense is a significant component of our operating expenses, and we expect this will continue to be the case. However, we expect that our compensation and benefits expenses will decrease as a percentage of our revenue over time. Compensation and benefits decreased by $4.7 million, or 17.3%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily due to decreases of $3.3 million in salaries and wages and $1.1 million in non-cash compensation.
Professional Services

($ in thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	$ Change	% Change
Professional Services	$3,639	$2,864	$775	27.1%
Professional services expense includes fees for accounting, legal and regulatory fees. Professional services increased by $0.8 million, or 27.1%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The increase was primarily due to an increase of $0.7 million in audit and tax fees.
Technology and Communication

($ in thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	$ Change	% Change
Technology and Communication	$3,651	$4,393	$(742)	(16.9%)
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

Technology and communications expense also includes fees paid for access to external market data and associated licensing costs, which may be impacted by growth in electronic contract volume, our capacity requirements, changes in the number of telecommunications hubs, and connections with customers to access our electronic platforms directly. Technology and communications expense decreased by $0.7 million, or 16.9%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily due to a decrease of $0.9 million in hardware and software license fees, partially offset by an increase of $0.2 million in hosting fees. We expect these costs to decline in the future as we optimize our operational footprint.
Selling, General and Administrative

($ in thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	$ Change	% Change
Selling, General and Administrative	$5,516	$7,566	$(2,050)	(27.1%)
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
Selling, general and administrative costs decreased by $2.1 million, or 27.1%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily due to decreases of $1.5 million in insurance costs and $0.4 million in occupancy costs.
Acquisition-related Expenses

($ in thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	$ Change	% Change
Acquisition-related expenses	$55	$17,016	$(16,961)	(99.7%)
Acquisition-related expenses decreased by $17.0 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Acquisition-related expenses for the three months ended June 30, 2024 primarily consist of changes in the fair value of the contingent consideration associated with the acquisition of Bakkt Crypto, and fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms related to the same acquisition.
Depreciation and Amortization

($ in thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	$ Change	% Change
Depreciation and amortization	$117	$3,821	$(3,704)	(96.9%)
Depreciation and amortization expense consists of amortization of intangible assets from business acquisitions and internally developed software and depreciation of purchased software and computer and office equipment over their estimated useful lives. Depreciation and amortization decreased by $3.7 million, or 96.9%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was primarily due to lower net book values of intangible assets after impairments were recognized in 2023.

Related Party Expenses

($ in thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	$ Change	% Change
Related party expenses	$150	$1,512	$(1,362)	(90.1%)
Related party expenses consist of fees for transition services agreements. Related party expenses decreased by $1.4 million, or 90.1%, for the three months ended June 30, 2024 compared to the three months ended June 30, 2023. The decrease was due to the termination of the ICE transition services agreement in December 2023.
Restructuring Expenses

($ in thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	$ Change	% Change
Restructuring expenses	$926	$220	$706	n/m
Restructuring expenses of $0.9 million during the three months ended June 30, 2024 consist of severance costs related to the May 2, 2024 reduction in force that resulted in the termination of 28 employees.
(Loss) Gain from Change in Fair Value of Warrant Liability

($ in thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	$ Change	% Change
(Loss) gain from change in fair value of warrant liability	$(15,114)	$357	$(15,471)	n/m
We recorded a loss of $15.1 million during the three months ended June 30, 2024 for the change in fair value on the revaluation of our warrant liabilities associated with our public warrants and warrants from the Concurrent Offerings. We recorded a gain of $0.4 million during the three months ended June 30, 2023 for the change in fair value on the revaluation of our warrant liability associated with our public warrants. These are non-cash losses and gains and are driven by fluctuations in the market price of our public warrants and valuation of our warrants from the Concurrent Offerings.
Other (Expense) Income, net

($ in thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	$ Change	% Change
Other (expense) income, net	$448	$(329)	$777	n/m
Other income, net primarily consists of non-operating gains and losses. During the three months ended June 30, 2024, we had income of $0.4 million primarily related to foreign currency translation. During the three months ended June 30, 2023, we recognized a loss of $0.3 million primarily related to foreign currency translation.
Income Tax Expense

($ in thousands)	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	$ Change	% Change
Income tax expense	$(74)	$(152)	$78	(51.3%)
Income tax expense during the three months ended June 30, 2024 primarily consists of current state tax expense related to certain state jurisdictions wherein we are required to file income tax returns. Income tax benefit during the three months ended June 30, 2023 primarily consists of current state tax expense related to certain state jurisdictions wherein we are required to file income tax returns.

Six Months Ended June 30, 2024 compared to Six Months Ended June 30, 2023
Financial Summary
The six months ended June 30, 2024 included the following notable items relative to the six months ended June 30, 2023:
•Revenue increased $1,003.6 million primarily driven by a significant increase in crypto trading revenue due to our acquisition of Bakkt Crypto; and
•Operating expenses increased $961.0 million primarily driven by increased crypto trading costs in connection with our acquisition of Bakkt Crypto, partially offset by decreases in acquisition costs and compensation and benefits.
Crypto Services Revenue

($ in thousands)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	$ Change	% Change
Crypto services	$1,338,481	$335,776	$1,002,705	298.6%
Crypto services revenue increased by $1,002.7 million, or 298.6%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily driven by increased crypto trading volume due to our acquisition of Bakkt Crypto Solutions.
Loyalty Services Revenue

($ in thousands)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	$ Change	% Change
Loyalty services, net	$25,999	$25,072	$927	3.7%
Loyalty services revenue increased by $0.9 million, or 3.7%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was driven by a $2.2 million increase in subscription and services revenue, partially offset by decline in transaction volume. Approximately half of the increase in subscription and services revenue was driven by an adjustment to the remaining life of one of our service contracts.
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
Crypto Costs

($ in thousands)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	$ Change	% Change
Crypto costs	$1,323,673	$332,173	$991,500	298.5%
Crypto costs increased by $991.5 million, or 298.5%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase reflects increased volume driven by our acquisition of Bakkt Crypto.

Execution, Clearing and Brokerage Fees

($ in thousands)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	$ Change	% Change
Execution, clearing and brokerage fees	$9,022	$2,205	$6,817	309.2%
Execution, clearing and brokerage fees increased $6.8 million, or 309.2%, during the six months ended June 30, 2024. The increase reflects increased volume driven by our acquisition of Bakkt Crypto.
Compensation and Benefits

($ in thousands)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	$ Change	% Change
Compensation and Benefits	$46,912	$61,209	$(14,297)	(23.4%)
Compensation and benefits decreased by $14.3 million, or 23.4%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily due to decreases of $5.6 million in salaries and wages, $5.5 million in non-cash compensation and incentive bonuses, and $2.2 million in contract labor.
Professional Services

($ in thousands)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	$ Change	% Change
Professional Services	$7,274	$5,242	$2,032	38.8%
Professional services increased by $2.0 million, or 38.8%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The increase was primarily due to increases of $1.6 million in audit and tax fees and $0.4 million in legal fees.
Technology and Communication

($ in thousands)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	$ Change	% Change
Technology and Communication	$9,423	$10,111	$(688)	(6.8%)
Technology and communications expense decreased by $0.7 million, or 6.8%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily due to a decrease of $0.8 million in hardware and software license fees, partially offset by an increase of $0.1 million in telecommunications fees.
Selling, General and Administrative

($ in thousands)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	$ Change	% Change
Selling, General and Administrative	$13,326	$14,275	$(949)	(6.6%)
Selling, general and administrative costs decreased by $0.9 million, or 6.6%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily due to a $1.8 million reduction of insurance expenses, partially offset by increases of $0.7 million in marketing and promotion costs and $0.2 million in non-recurring deal costs.

Acquisition-related Expenses

($ in thousands)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	$ Change	% Change
Acquisition-related expenses	$66	$17,792	$(17,726)	n/m
Acquisition-related expenses decreased by $17.7 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Acquisition-related expenses for the six months ended June 30, 2024 primarily consist of changes in the fair value of the contingent consideration associated with the acquisition of Bakkt Crypto and fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms related to the acquisitions of Bakkt Crypto and Bakkt Brokerage.
Depreciation and Amortization

($ in thousands)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	$ Change	% Change
Depreciation and amortization	$174	$6,884	$(6,710)	(97.5%)
Depreciation and amortization decreased by $6.7 million, or 97.5%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was primarily due to lower net book values of intangible assets after impairments were recorded in 2023.
Related Party Expenses

($ in thousands)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	$ Change	% Change
Related party expenses	$300	$2,112	$(1,812)	(85.8%)
Related party expenses decreased by $1.8 million, or 85.8%, for the six months ended June 30, 2024 compared to the six months ended June 30, 2023. The decrease was due to the expiration of the ICE transition services agreement in December 2023.
Restructuring Expenses

($ in thousands)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	$ Change	% Change
Restructuring expenses	$7,067	$4,471	$2,596	58.1%
Restructuring expenses of $7.1 million during the six months ended June 30, 2024 consist of $4.9 million of accelerated vesting of non-cash compensation related to the termination of a former executive and certain employees and $2.2 million of severance costs.
Loss from Change in Fair Value of Warrant Liability

($ in thousands)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	$ Change	% Change
Loss from change in fair value of warrant liability	$(6,068)	$(643)	$(5,425)	n/m
We recorded a loss of $6.1 million during the six months ended June 30, 2024 for the change in fair value on the revaluation of our warrant liabilities associated with our public warrants and warrants from the Concurrent Offerings. We recorded a loss of $0.6 million during the six months ended June 30, 2023 for the change in fair value on the revaluation of our warrant liability associated with our public warrants. These are non-cash losses and gains and are driven by fluctuations in the market price of our public warrants and valuation of our warrants from the Concurrent Offerings.
Other Income, net

($ in thousands)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	$ Change	% Change
Other income, net	$1,164	$(345)	$1,509	n/m
Other income, net primarily consists of non-operating gains and losses. During the six months ended June 30, 2024, we recognized income of $1.2 million primarily related to foreign currency translation. During the six months ended June 30, 2023, we recognized a loss of $0.3 million primarily related to foreign currency translation.
Income Tax Expense

($ in thousands)	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	$ Change	% Change
Income tax expense	$(230)	$(170)	$(60)	35.3%
Income tax expense during the six months ended June 30, 2024 primarily consists of current state tax expense related to certain state jurisdictions wherein we are required to file income tax returns. Income tax benefit during the six months ended June 30, 2023 primarily consists of current state tax expense related to certain state jurisdictions wherein we are required to file income tax returns.
Liquidity and Capital Resources
As of June 30, 2024, we had $47.5 million and $34.0 million of cash and cash equivalents and restricted cash, respectively. Additionally, as of June 30, 2024, we had $13.2 million of available-for-sale debt securities that mature over the next one to four months. Cash and cash equivalents consist of cash deposits at banks and money market funds. Restricted cash is held to satisfy certain minimum capital requirements pursuant to regulatory requirements, or as collateral for insurance contracts and our purchasing card facility. Restricted cash decreased by $10.0 million in the second quarter of 2024 due to the reduction of insurance collateral requirements following the NYDFS approval of the merger of Bakkt Crypto Solutions and Bakkt Marketplace in March 2024.
As discussed above, we consummated the Concurrent Offerings in March and April 2024. As of June 30, 2024, we have raised net proceeds from the Concurrent Offerings of approximately $46.5 million, after deducting the placement agent’s fees and offering expenses payable by us.
On August 12, 2024, Bakkt and Opco executed the ICE Credit Facility, with certain subsidiaries of Bakkt to be party thereto from time to time, as guarantors, whereby the Lender agreed to provide for a $40.0 million secured revolving line of credit for working capital and general corporate purposes. Any borrowings under the facility made prior to December 31, 2024 require the consent of the Lender. For the period beginning December 31, 2024 through March 30, 2025, Opco can borrow up to an aggregate principal amount (excluding any capitalized interest) of $10.0 million. For the period beginning March 31 through June 29, 2025, Opco can borrow up to an aggregate principal amount (excluding any capitalized interest) of $20.0 million. From the period beginning June 30 through September 29, 2025, Opco can borrow up to an aggregate principal amount (excluding any capitalized interest) of $30.0 million. On or after September 30, 2025, Opco can borrow up to an aggregate principal amount (excluding any capitalized interest) of $40.0 million. As of August 12, 2024, no loans were outstanding under the facility.
Loans under the ICE Credit Facility do not amortize and mature on December 31, 2026. Borrowings under the ICE Credit Facility incur an interest rate equal to, at Opco’s election, either SOFR for a term of one, three or six months plus 12%, or the prime rate plus 11%. Interest is payable quarterly in arrears with respect to borrowings bearing interest at the prime rate or on the last day of an interest period, but at least every three months, with respect to borrowings bearing interest at the term SOFR rate; provided that Opco can elect to pay interest in kind by adding such interest amount to the principal amount of the outstanding borrowings under the ICE Credit Facility. For any interest period for which Opco has elected to pay interest in kind, the applicable margin on the outstanding loans will increase by 1% per annum.
Opco will pay a commitment fee of 0.5% per annum on the daily average of the available commitment that can be borrowed, less the outstanding principal amount of all loans (excluding any capitalized interest). Fees are payable in cash quarterly and at maturity. Loans under the ICE Credit Facility can be prepaid without penalty, subject to customary breakage costs for loans bearing interest at the term SOFR rate. Amounts repaid under the ICE Credit Facility can be reborrowed prior to the maturity date, subject to certain customary conditions set forth in the ICE Credit Facility.
We intend to use our unrestricted cash, inclusive of the net proceeds from the Concurrent Offerings, and proceeds from maturity of available-for-sale debt securities primarily to fund our day-to-day operations, including, but not limited to funding our regulatory capital requirements, compensating balance arrangements and other similar commitments, each of which is subject to change, and as available (i) activate new crypto clients, (ii) maintain our product development efforts, and (iii) optimize our technology infrastructure and operational support. We continue to evaluate our headcount and expense base. We completed a reduction in force on May 2, 2024, and may take further action to right-size headcount and expenses in 2024. Excluding the cash purchase price to acquire Bakkt Crypto Solutions in 2023, we expect our operating cash usage in 2024 (exclusive of potential acquisitions or other strategic initiatives) to decline from 2023 levels driven by the combined impact of increased revenue and expense reductions related to the completion of large-dollar investments in 2023 and benefits from restructuring actions. In addition, we may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies or intellectual property rights. However, we have no agreements or commitments with respect to any such acquisitions or investments at this time. Our expected uses of available funds are based on our present plans, objectives and business condition. Based on fully implemented operating budgets and forecasts, which exclude forecasts for new products or markets, our cash and proceeds from the maturity of available for sale debt securities, along with the ICE Credit Facility, as of the date of the filing of this Report are estimated to fund our operations for at least 12 months.
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
Our losses and projected cash needs, combined with our liquidity level, initially raised substantial doubt about our ability to continue as a going concern in the third quarter of 2023, which we alleviated through management plans which emphasized reducing headcount and other cost cutting measures. In connection with the filing of subsequent amendments thereto, we disclosed that without additional equity financing we could not conclude that we could maintain our operations for a period of at least 12 months from the dates of such amendment filings. We subsequently closed on the Concurrent Offerings that, when considered with management’s other plans, resulted in management concluding that, notwithstanding the initial doubt that was raised, management’s plans were expected to alleviate substantial doubt. As of the date of this filing, management believes the expected impact on our liquidity and cash flows resulting from the operational initiatives outlined above are probable of occurring, if not already completed as discussed above, and along with the amounts available for borrowing under the ICE Credit Facility are sufficient to enable us to meet our obligations for at least 12 months from the date the consolidated financial statements in this Report are issued. However, there are certain risks associated with this determination. Please see “Risk Factors - Risks Related to Our Business, Finance and Operations—We might not be able to continue as a going concern.” in our Annual Report on Form 10-K filed with the SEC on March 25, 2024 (our "Form 10-K") for more information.

The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net cash used in operating activities	$(27,540)	$(78,486)
Net cash provided by investing activities	$1,993	$75,116
Net cash provided by (used in) financing activities	$44,190	$(2,502)
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
Net cash flows used in operating activities of $27.5 million for the six months ended June 30, 2024 was primarily related to our net loss of $56.8 million, offset by net cash inflows resulting from changes in our operating assets and liabilities of $11.3 million and non-cash charges of $17.9 million. Net cash inflows from changes in our operating assets and liabilities for the six months ended June 30, 2024 resulted primarily from a $20.4 million increase in customer funds and a decrease in prepaid insurance of $7.1 million, partially offset by a decrease of accounts payable and accrued liabilities of $16.1 million. The non-cash charges primarily consisted of share-based compensation of $10.4 million, loss from change in fair value of warrant liability of $6.1 million, and non-cash lease expense of $1.0 million.
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
Investing Activities
Net cash flows provided by investing activities of $2.0 million for the six months ended June 30, 2024 consisted of the receipt of $22.2 million of proceeds from the sale of available-for-sale securities, partially offset by the purchase of $18.0 million of available-for-sale debt securities and $2.2 million of capitalized costs of internally developed software for our technology platforms.
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
Financing Activities
Net cash flows provided by financing activities of $44.2 million during the six months ended June 30, 2024 primarily consisted of $46.5 million in proceeds from our Concurrent Offerings, partially offset by the repurchase and retirement of $2.3 million of Class A Common Stock that was withheld from vested equity grants.
Net cash flows used in financing activities of $2.5 million during the six months ended June 30, 2023 resulted from the repurchase and retirement of Class A Common Stock that was withheld from vested equity grants.

Tax Receivable Agreement
Concurrently with the completion of the VIH Business Combination, we entered into a Tax Receivable Agreement ("TRA") with certain Opco Equity Holders. Pursuant to the TRA, among other things, holders of Opco Common Units may, subject to certain conditions, from and after April 16, 2022, exchange such Opco Common Units (along with a corresponding number of shares of our Class V Common Stock), for Class A Common Stock on a one-for-one basis, subject to the terms of the Exchange Agreement, including our right to elect to deliver cash in lieu of Class A Common Stock and, in certain cases, adjustments as set forth therein. Opco will have in effect an election under Section 754 of the Internal Revenue Code for each taxable year in which an exchange of Opco Common Units for Class A Common Stock (or cash) occurs.
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
The TRA provides for the payment by us to exchanging holders of Opco Common Units of 85% of certain net income tax benefits, if any, that we realize (or in certain cases is deemed to realize) as a result of these increases in tax basis related to entering into the TRA, including tax benefits attributable to payments under the TRA. This payment obligation is an obligation of the Company and not of Opco. For purposes of the TRA, the cash tax savings in income tax will be computed by comparing our actual income tax liability (calculated with certain assumptions) to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the assets of Opco as a result of Opco having an election in effect under Section 754 of the Code for each taxable year in which an exchange of Opco Common Units for Class A Common Stock occurs and had we not entered into the TRA. Such change will be calculated under the TRA without regard to any transfers of Opco Common Units or distributions with respect to such Opco Common Units before the exchange under the Exchange Agreement to which Section 743(b) or 734(b) of the Code applies. As of June 30, 2024, 1,043,210 Opco Common Units were exchanged for Class A Common Stock. Based on our history of taxable losses, we have concluded that it is not probable to expect cash tax payments in the foreseeable future and as such, no value has been recorded under the TRA.
Contractual Obligations and Commitments
The following is a summary of our significant contractual obligations and commitments as of June 30, 2024 (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Purchase obligations(1)	$6,100	$10,500	$—	$—	$16,600
Future minimum operating lease payments(2)	5,055	8,771	7,656	8,748	30,230
Total contractual obligations	$11,155	$19,271	$7,656	$8,748	$46,830
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

The following table presents a reconciliation of net loss, the most directly comparable GAAP operating performance measure, to our Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net loss	$(35,512)	$(50,511)	$(56,787)	$(95,366)
Depreciation and amortization	117	3,821	174	6,884
Interest income, net	(1,245)	(701)	(2,201)	(2,326)
Income tax expense (benefit)	74	152	230	170
EBITDA	(36,566)	(47,239)	(58,584)	(90,638)
Acquisition-related expenses	55	17,016	66	17,792
Share-based and unit-based compensation expense	2,406	4,352	10,420	12,273
Loss (gain) from change in fair value of warrant liability	15,114	(357)	6,068	643
Impairment of long-lived assets	—	—	288	—
Restructuring expenses	926	220	7,067	—
Shelf registration expenses	—	—	200	4,471
Transition services expense	150	1,512	300	2,112
Adjusted EBITDA loss	$(17,915)	$(24,496)	$(34,175)	$(53,347)
Adjusted EBITDA loss for the three months ended June 30, 2024 decreased by $6.6 million or 26.9% as compared to the three months ended June 30, 2023. The decreased loss was primarily due to the contribution of increased revenues, a $2.7 million decrease in compensation and benefits expense and a $2.1 million decrease in selling, general and administrative expenses.
Adjusted EBITDA loss for the six months ended June 30, 2024 decreased by $19.2 million or 35.9% as compared to the six months ended June 30, 2023. The decreased loss was primarily due to the contribution of increased revenues and a $12.4 million decrease in compensation and benefits expense.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the Exchange Act), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2024, our disclosure controls and procedures were not effective because of the previously identified material weakness in our internal control over financial reporting described further below.
Previously Reported Material Weakness
As previously disclosed in Part I, Item 4, "Controls and Procedures" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, we identified a material weakness in our internal control over financial reporting relating to the review of the work performed by a third-party valuation specialist. The specialist was used in the valuation of our Class 1 Warrants and Class 2 Warrants issued in connection with the Concurrent Offerings.
Notwithstanding such material weakness, our management believes that our financial statements included in this Report present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in accordance with U.S. GAAP.
Remediation Status of Material Weakness
We are continuing to design and implement measures to remediate this material weakness and improve our overall internal control environment. As of the date of this filing, we have designed and implemented enhanced management review procedures to validate the compliance of third-party valuation specialist's assumptions with U.S. GAAP and to evaluate the appropriateness of significant unobservable inputs used to measure fair value. Additionally, we have expanded and enhanced existing documentation to demonstrate the level of precision and procedures performed in our review of work prepared by a third-party valuation specialist.
These actions are subject to an ongoing management review and the oversight of our Board of Directors and its Audit and Risk Committee. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively. We will continue to monitor the design and effectiveness of these and other processes, procedures and controls and implement any additional measures our management deems appropriate.
In designing and evaluating the disclosure controls and procedures, our management recognizes that a system of controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues have been detected. The design of any control system is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Changes in Internal Control Over Financial Reporting
Except as described above, there were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Prior to its acquisition by the Company, Bakkt Crypto received requests from the SEC for documents and information about certain aspects of its business, including the operation of its trading platform, processes for listing assets, the classification of certain listed assets, and relationships with customers and service providers, among other topics. The SEC has since made a number of follow-up requests for additional documents and information, and we have continued to respond to those requests on a timely basis. Based on the ongoing nature of this matter, the outcome remains uncertain and we cannot estimate the potential impact, if any, on our business or financial statements at this time.
The results of any litigation cannot be predicted with certainty, and an unfavorable resolution in any legal proceedings could materially affect our future business, results of operations, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. For additional information regarding our ongoing legal proceedings, refer to Note 14 in our unaudited consolidated financial statements included in this Report.

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
We intend to use our unrestricted cash, proceeds from maturity of available-for-sale debt securities and the ICE Credit Facility primarily to fund our day-to-day operations, including, but not limited to funding our regulatory capital requirements, compensating balance arrangements and other similar commitments, each of which is subject to change, and as available, to (i) activate new crypto clients, (ii) launch new crypto products in the institutional space and maintain our product development efforts, and (iii) optimize our technology infrastructure and operational support. Substantial doubt was initially raised about our ability to continue as a going concern in connection with the filing of our Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2023. In connection with the filing of subsequent amendments thereto, we disclosed that, without additional equity financing, we could not conclude that we could maintain our operations for a period of at least 12 months from the dates of such filings. We subsequently closed on equity offerings and, most recently, the ICE Credit Facility (see Note 20, Subsequent Events in the accompanying notes to the consolidated financial statements included in Part I, Item 1 of this Report for additional information) that, when considered with management’s other plans, resulted in management concluding that the Company has sufficient capital to continue as a going concern for at least 12 months from the date of this Report. However, that determination may change in the future. If we cannot continue as a viable entity, our stockholders will likely lose most or all of their investment in us.
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
If we are required to raise additional funding in the future to maintain our operations or we are unable to access any or all of the amounts available under the ICE Credit Facility, we cannot be certain that additional capital, whether through selling additional equity or debt securities or obtaining additional lines of credit or other loans, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current stockholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current platform expansion programs, cut operating costs, forego future development and other opportunities or even terminate our operations. In addition, even though as of the filing of this Report we determined that the Company has sufficient capital to continue as a going concern for at least 12 months, we may be unable to recover with investors, partners and customers due to the adverse reputational effects we experienced previously or may experience in the future.
We may require additional capital to support the growth of our business, and such capital might not be available on acceptable terms, if at all.
We have funded our operations since inception primarily through equity financings and payments received from our platform. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. For example, in Concurrent Offerings we issued and sold an aggregate of 1,858,062 shares of our Class A Common Stock, warrants to purchase an aggregate of 2,306,804 shares of Class A Common Stock at an exercise price of $21.6725 per share, and pre-funded warrants to purchase an aggregate of 448,742 shares of Class A Common Stock at an exercise price of $0.0001 per share for aggregate net proceeds of $46.5 million. Furthermore, while the ICE Credit Facility allows us to borrow up to $40,000,000, there are certain limitations on such borrowings, including a prohibition on incurring any borrowings prior to December 31, 2024 and graduated availability thereafter through September 29, 2025.
Additional financing may not be available on terms favorable to us, if at all. For example, we may be required to seek the approval of ICE under the ICE Credit Facility in order to incur other indebtedness. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, financial condition, or results of operations. If we incur debt, including under the ICE Credit Facility, the debt holders would have rights senior to holders of existing securities to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our Class A Common Stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our existing securities. Our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, thus we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our securities and diluting their interests.

The ICE Credit Facility restricts our current and future operations, particularly our ability to respond to changes or to take certain actions.
In August 2024, we entered into the ICE Credit Facility pursuant to which we obtained and secured a revolving loan of up to $40,000,000 that will mature on December 31, 2026. Under the ICE Credit Facility, we are subject to certain fees, conditions, security arrangements and covenants, including negative covenants that restrict our ability to engage in certain transactions, which may limit our ability to respond to changes in business and economic conditions. Such negative covenants include, among other things, limitations on our ability and the ability of our subsidiaries to incur debt or liens, make investments (including acquisitions), sell assets and pay dividends on our capital stock.
If we are not able to maintain compliance with the covenants under the ICE Credit Facility or are unsuccessful in obtaining waivers or amendments for any covenant defaults in the future, in addition to other actions ICE may require, the amounts outstanding under the ICE Credit Facility may become immediately due and payable. This immediate payment may negatively impact our financial condition. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely harm our ability to incur additional indebtedness on acceptable terms. Our cash flow and capital resources may be insufficient to pay interest and principal on our debt in the future. If that should occur, our capital raising or debt restructuring measures may be unsuccessful or inadequate to meet our scheduled debt service obligations, which could cause us to default on our obligations and further impair our liquidity.
Our ability to make scheduled payments on our debt and other financial obligations and comply with financial covenants depends on our financial and operating performance. Our financial and operating performance will continue to be subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Failure within any applicable grace or cure periods to make such payments or any other non-financial or restrictive covenant, would create a default under our ICE Credit Facility. Our cash flow and existing capital resources may be insufficient to repay our debt at maturity, in which such case prior thereto we would have to extend such maturity date, or otherwise repay, refinance and or restructure the obligations under the ICE Credit Facility, including with proceeds from the sale of assets, and additional equity or debt capital. If we are unsuccessful in obtaining such extension, or entering into such repayment, refinance or restructure prior to maturity, or any other default existed under the ICE Credit Facility, ICE could accelerate the indebtedness under the ICE Credit Facility, or seek other remedies, which would jeopardize our ability to continue our current operations.
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
Additionally, the ICE Credit Facility contains certain conditions and covenants, including negative covenants that restrict our ability to engage in certain transactions, which may limit our ability to respond to changes in business and economic conditions. Such negative covenants include, among other things, limitations on our ability and the ability of our subsidiaries to incur debt or liens, make investments (including acquisitions), sell assets and pay dividends on our capital stock. For additional detail, see Note 20 in the unaudited consolidated financial statements included in this Report.

We have identified a material weakness in our internal control over financial reporting. This material weakness, or other material weaknesses not yet identified, could continue to adversely our ability to report our results of operations or produce timely and accurate financial statements, which could have a material adverse effect on our business.
In connection with the preparation our financial statements for the period ended March 31, 2024, we identified a material weakness in our internal control over financial reporting relating to the review of the work performed by a third-party valuation specialist. The specialist was used in the valuation of our Class 1 Warrants and Class 2 Warrants issued in connection with the Concurrent Offerings.
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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408.
ICE Credit Facility
On August 12, 2024, Bakkt and Opco executed the ICE Credit Facility, with certain subsidiaries of Bakkt party thereto from time to time, as guarantors, whereby the Lender agreed to provide for a $40.0 million secured revolving line of credit for working capital and general corporate purposes. Any borrowings under the facility made prior to December 31, 2024 require the consent of the Lender in its sole discretion. For the period beginning December 31, 2024 through March 30, 2025, Opco can borrow up to an aggregate principal amount (excluding any capitalized interest) of $10.0 million. For the period beginning March 31 through June 29, 2025, Opco can borrow up to an aggregate principal amount (excluding any capitalized interest) of $20.0 million. From the period beginning June 30 through September 29, 2025, Opco can borrow up to an aggregate principal amount (excluding any capitalized interest) of $30.0 million. On or after September 30, 2025, Opco can borrow up to an aggregate principal amount (excluding any capitalized interest) of $40.0 million. As of August 12, 2024, no loans were outstanding under the facility.
Loans under the ICE Credit Facility do not amortize and mature at the earlier of December 31, 2026, and change of control of the Company. Borrowings under the ICE Credit Facility incur an interest rate equal to, at Opco’s election, either the secured overnight financing rate (“SOFR”) for a term of one, three or six months plus 12%, or the prime rate plus 11%. Interest is payable quarterly in arrears with respect to borrowings bearing interest at the prime rate or on the last day of an interest period, but at least every three months, with respect to borrowings bearing interest at the term SOFR rate; provided that Opco can elect to pay interest in kind by adding such interest amount to the principal amount of the outstanding borrowings under the ICE Credit Facility. For any interest period for which Opco has elected to pay interest in kind, the applicable margin on the outstanding loans will increase by 1% per annum. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the ICE Credit Facility at a per annum rate equal to 2% above the otherwise applicable interest rate.
Opco will pay a commitment fee of 0.5% per annum on the daily average of the available commitment that can be borrowed, less the outstanding principal amount of all loans (excluding any capitalized interest). Fees are payable in cash quarterly and at maturity. Loans under the ICE Credit Facility can be prepaid without penalty, subject to customary breakage costs for loans bearing interest at the term SOFR rate. Amounts repaid under the ICE Credit Facility can be reborrowed prior to the maturity date, subject to certain customary conditions set forth in the ICE Credit Facility.
The ICE Credit Facility contains customary affirmative and negative covenants, including negative covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, dispose of assets, make certain restricted payments and prepayments, enter into restrictive agreements, enter into transactions with affiliates, make investments, and amend certain agreements relating to debt, in each case, subject to limitations and exceptions set forth in the ICE Credit Facility. The ICE Credit Facility also contains various customary events of default that include, among others, payment defaults, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, judgment defaults, and events constituting a change of control, subject to thresholds and cure periods as set forth in the Credit Agreement.
The obligations under the ICE Credit Facility are required to be guaranteed by certain material domestic subsidiaries of the Company and secured by substantially all of the personal property of the Company and such subsidiary guarantors.
ICE is an existing stockholder of Bakkt and holds greater than ten percent (10%) of Bakkt’s capital stock. In addition, an affiliate of ICE employs David Clifton, who is currently serving on the Company’s board of directors. Bakkt also has certain commercial agreements with certain affiliates of ICE. See “Opco Related Transactions” of Bakkt’s most recent proxy statement on Schedule 14A, filed with the Securities and Exchange Commission on April 19, 2024, which such section is incorporated by reference, for more information. The foregoing description of the ICE Credit Facility does not purport to be complete and is qualified in its entirety by reference to the full text of the ICE Credit Facility, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Amendment No. 1 To Membership Interest Purchase Agreement, dated as of March 30, 2023, by and among the Company, Bakkt Marketplace, Apex Fintech Solutions Inc. and Apex Crypto, LLC.	8-K	001-39544	2.2	April 3, 2023

3.1	Certificate of Incorporation of the Company, as currently in effect	S-8	333-280724	4.1	July 29, 2024

3.2	By-laws of the Company, as currently in effect	8-K	001-39544	3.2	October 21, 2021

4.1	First Amendment to Third Amended and Restated Limited Liability Company Agreement, dated April 29, 2024, by and between the Company and Intercontinental Exchange Holdings, Inc.	8-K	001-39544	4.1	April 29, 2024

10.1	Amendment No. 2 to Bakkt Holdings, Inc. 2021 Omnibus Incentive Plan	S-8	333-280724	4.6	July 9, 2024

10.2*
Revolving Credit Agreement, dated as of August 12, 2024, by and among the Company, Bakkt Opco Holdings LLC, as borrower, certain subsidiaries of the Company and Intercontinental Exchange Holdings, Inc., as lender.

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

Bakkt Holdings, Inc.

Date: August 14, 2024	By:	/s/ Andrew Main
Andrew Main
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: August 14, 2024	By:	/s/ Karen Alexander
Karen Alexander
Chief Financial Officer (Principal Financial Officer)