Form 10-Q
period 2024-09-30
Bakkt Holdings, Inc.
filed 2024-11-14
CIK 1820302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of November 8, 2024, there were 6,476,386 shares of the registrant’s Class A Common Stock, 7,194,941 shares of Class V Common Stock, and 7,140,508 public warrants issued and outstanding.

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
•    our restructuring initiative and future potential reductions of expenses; and
•    expansion plans and opportunities.
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
•our ability to maintain and grow our existing customer relationships;

•our ability to reach definitive agreements with our expected commercial counterparties;
•our ability to achieve the expected benefits from the acquisition of Bakkt Crypto (as defined below);
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

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.

Bakkt Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	As of September 30, 2024 (Unaudited)	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$28,984	$52,882
Restricted cash	35,306	31,838
Customer funds	51,550	32,925
Available-for-sale securities	6,727	17,398
Accounts receivable, net	26,786	29,664
Prepaid insurance	5,619	13,049
Safeguarding asset for crypto	938,695	701,556
Other current assets	4,128	3,332
Total current assets	1,097,795	882,644
Property, equipment and software, net	1,769	60
Goodwill	68,001	68,001
Intangible assets, net	2,900	2,900
Other assets	12,264	13,262
Total assets	$1,182,729	$966,867
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$41,843	$55,379
Customer funds payable	51,550	32,925
Deferred revenue, current	2,005	4,282
Due to related party	2,660	3,230
Safeguarding obligation for crypto	938,695	701,556
Unsettled crypto trades	953	996
Other current liabilities	4,243	3,706
Total current liabilities	1,041,949	802,074
Deferred revenue, noncurrent	2,598	3,198
Warrant liability	15,836	2,356
Other noncurrent liabilities	20,353	23,525
Total liabilities	1,080,736	831,153
Commitments and contingencies (Note 14)
Class A Common Stock ($0.0001 par value, 30,000,000 shares authorized, 6,465,776 shares issued and outstanding as of September 30, 2024 and 3,793,837 shares issued and outstanding as of December 31, 2023)	1	—
Class V Common Stock ($0.0001 par value, 10,000,000 shares authorized, 7,194,941 shares issued and outstanding as of September 30, 2024 and 7,200,064 shares issued and outstanding as of December 31, 2023)	1	1
Additional paid-in capital	829,477	799,683
Accumulated other comprehensive loss	(223)	(101)
Accumulated deficit	(778,783)	(751,301)
Total stockholders’ equity	50,473	48,282
Noncontrolling interest	51,520	87,432
Total equity	101,993	135,714
Total liabilities and stockholders’ equity	$1,182,729	$966,867

The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Revenues:
Crypto services	$316,333	$191,750	$1,654,814	$527,526
Loyalty services, net	12,086	13,024	38,085	38,096
Total revenues	328,419	204,774	1,692,899	565,622
Operating expenses:
Crypto costs	312,841	189,428	1,636,514	521,601
Execution, clearing and brokerage fees	2,207	697	11,229	2,902
Compensation and benefits	21,085	24,608	67,997	85,818
Professional services	5,346	1,962	12,620	7,204
Technology and communication	4,234	5,536	13,657	15,647
Selling, general and administrative	8,493	7,447	21,819	21,722
Acquisition-related expenses	—	(739)	66	17,053
Depreciation and amortization	107	3,959	281	10,843
Related party expenses	150	1,033	450	3,145
Goodwill and intangible asset impairments	—	23,325	—	23,325
Impairment of long-lived assets	601	56	889	56
Restructuring expenses	425	—	7,492	4,471
Other operating expenses	313	322	1,122	1,231
Total operating expenses	355,802	257,634	1,774,136	715,018
Operating loss	(27,383)	(52,860)	(81,237)	(149,396)
Interest income, net	1,014	1,177	3,215	3,502
Gain (loss) from change in fair value of warrant liability	19,984	(214)	13,916	(857)
Other (expense) income, net	(20)	379	1,144	33
Loss before income taxes	(6,405)	(51,518)	(62,962)	(146,718)
Income tax benefit (expense)	114	(231)	(116)	(401)
Net loss	(6,291)	(51,749)	(63,078)	(147,119)
Less: Net loss attributable to noncontrolling interest	(3,398)	(34,418)	(35,598)	(98,964)
Net loss attributable to Bakkt Holdings, Inc.	$(2,893)	$(17,331)	$(27,480)	$(48,155)

Net loss per share attributable to Class A Common Stockholders:
Basic	$(0.45)	$(4.74)	$(4.87)	$(13.72)
Diluted	$(0.45)	$(4.74)	$(4.87)	$(13.72)
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net loss	$(6,291)	$(51,749)	$(63,078)	$(147,119)
Currency translation adjustment, net of tax	247	(397)	(372)	(36)
Unrealized gains on available-for-sale securities, net of tax	4	16	3	20
Comprehensive loss	$(6,040)	$(52,130)	$(63,447)	$(147,135)
Comprehensive loss attributable to noncontrolling interest	(3,265)	(34,669)	(35,847)	(98,977)
Comprehensive loss attributable to Bakkt Holdings, Inc.	$(2,775)	$(17,461)	$(27,600)	$(48,158)
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data)
(Unaudited)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	$	Shares	$
Balance as of December 31, 2023	3,793,837	$—	7,200,064	$1	$799,683	$(751,301)	$(101)	$48,282	$87,432	$135,714
Share-based compensation	—	—	—	—	8,013	—	—	8,013	—	8,013
Shares issued upon vesting of share-based awards, net of tax withholding	118,593	—	—	—	(2,259)	—	—	(2,259)	—	(2,259)
Equity offerings, net of issuance costs	1,955,924	1	—	—	11,268	—	—	11,269	—	11,269
Exchange of Class V shares for Class A shares	4,725	—	(4,725)	—	63	—	—	63	(63)	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	(160)	(160)	(261)	(421)
Unrealized losses on available-for-sale securities, net of tax	—	—	—	—	—	—	(60)	(60)	(98)	(158)
Net loss	—	—	—	—	—	(8,165)	—	(8,165)	(13,110)	(21,275)
Balance as of March 31, 2024	5,873,079	$1	7,195,339	$1	$816,768	$(759,466)	$(321)	$56,983	$73,900	$130,883
Share-based compensation	—	—	—	—	2,406	—	—	2,406	—	2,406
Shares issued upon vesting of share-based awards, net of tax withholding	86,178	—	—	—	(59)	—	—	(59)	—	(59)
Exercise of warrants	12	—	—	—	—	—	—	—	—	—
Equity offerings, net of issuance costs	350,881	—	—	—	4,903	—	—	4,903	—	4,903
Exchange of Class V shares for Class A shares	398	—	(398)	—	5	—	—	5	(5)	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	(92)	(92)	(107)	(199)
Unrealized losses on available-for-sale securities, net of tax	—	—	—	—	—	—	72	72	85	157
Net loss	—	—	—	—	—	(16,424)	—	(16,424)	(19,088)	(35,512)
Balance as of June 30, 2024	6,310,548	$1	7,194,941	$1	$824,023	$(775,890)	$(341)	$47,794	$54,785	$102,579
Share-based compensation	—	—	—	—	2,630	—	—	2,630	—	2,630
Shares issued upon vesting of share-based awards, net of tax withholding	11,053	—	—	—	(8)	—	—	(8)	—	(8)
Exercise of warrants	144,175	—	—	—	2,832	—	—	2,832	—	2,832
Currency translation adjustment, net of tax	—	—	—	—	—	—	116	116	131	247
Unrealized losses on available-for-sale securities, net of tax	—	—	—	—	—	—	2	2	2	4
Net loss	—	—	—	—	—	(2,893)	—	(2,893)	(3,398)	(6,291)
Balance as of September 30, 2024	6,465,776	$1	7,194,941	$1	$829,477	$(778,783)	$(223)	$50,473	$51,520	$101,993

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	$	Shares	$
Balance as of December 31, 2022	3,237,074	$—	7,339,310	$1	$773,000	$(676,447)	$(290)	$96,264	$239,811	$336,075
Share-based compensation	—	—	—	—	6,713	—	—	6,713	—	6,713
Unit-based compensation	—	—	—	—	—	—	—	—	542	542
Shares issued upon vesting of share-based awards, net of tax withholding	59,801	—	—	—	—	—	—	—	—	—
Exchange of Class V shares for Class A shares	8,115	—	(8,115)	—	345	—	—	345	(345)	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	7	7	15	22
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(72)	(72)	(157)	(229)
Net loss	—	—	—	—	—	(13,976)	—	(13,976)	(30,883)	(44,859)
Balance as of March 31, 2023	3,304,990	$—	7,331,195	$1	$780,058	$(690,423)	$(355)	$89,281	$208,983	$298,264
Share-based compensation	—	—	—	—	4,614	—	—	4,614	—	4,614
Unit-based compensation	—	—	—	—	—	—	—	—	377	377
Shares issued upon vesting of share-based awards, net of tax withholding	100,828	—	—	—	(2,502)	—	—	(2,502)	—	(2,502)
Shares issued in connection with Apex acquisition	245,624	—	—	—	9,062	—	—	9,062	—	9,062
Currency translation adjustment, net of tax	—	—	—	—	—	—	112	112	227	339
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	77	77	156	233
Net loss	—	—	—	—	—	(16,848)	—	(16,848)	(33,663)	(50,511)
Balance as of June 30, 2023	3,651,442	$—	7,331,195	$1	$791,232	$(707,271)	$(166)	$83,796	$176,080	$259,876
Share-based compensation	—	—	—	—	2,957	—	—	2,957	—	2,957
Unit-based compensation	—	—	—	—	—	—	—	—	385	385
Forfeiture and cancellation of common units	—	—	193	—	—	—	—	—	(13)	(13)
Shares issued upon vesting of share-based awards, net of tax withholding	4,128	—	—	—	—	—	—	—	—	—
Exchange of Class V shares for Class A shares	1,024	—	(1,024)	—	37	—	—	37	(37)	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	(133)	(133)	(264)	(397)
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	6	6	10	16
Net loss	—	—	—	—	—	(17,331)	—	(17,331)	(34,418)	(51,749)
Balance as of September 30, 2023	3,656,594	$—	7,330,364	$1	$794,226	$(724,602)	$(293)	$69,332	$141,743	$211,075

The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Cash flows from operating activities:
Net loss	$(63,078)	$(147,119)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	281	10,843
Non-cash lease expense	989	2,298
Share-based compensation expense	13,049	14,284
Unit-based compensation expense	—	1,300
Forfeiture and cancellation of common units	—	(13)
Impairment of long-lived assets	889	56
Goodwill and intangible assets impairments	—	23,325
Loss on disposal of assets	—	70
(Gain) loss from change in fair value of warrant liability	(13,916)	857
Other	2	19
Changes in operating assets and liabilities:
Accounts receivable	3,679	3,607
Prepaid insurance	7,430	10,772
Deposits with clearing house	—	14,991
Accounts payable and accrued liabilities	(13,636)	(14,243)
Unsettled crypto trades	(43)	—
Due to related party	(570)	602
Deferred revenue	(2,877)	136
Operating lease liabilities	(2,619)	(2,088)
Customer funds payable	18,625	27,632
Other assets and liabilities	(810)	(1,220)
Net cash used in operating activities	(52,605)	(53,891)
Cash flows from investing activities:
Capitalized internal-use software development costs and other capital expenditures	(2,779)	(7,905)
Purchase of available-for-sale securities	(25,986)	(44,599)
Proceeds from the settlement of available-for-sale securities	36,660	163,165
Acquisition of Bumped Financial, LLC	—	(631)
Acquisition of Apex Crypto LLC, net of cash acquired	—	(44,320)
Net cash provided by investing activities	7,895	65,710
Cash flows from financing activities:
Proceeds from Concurrent Offerings, net of issuance costs	46,505	—
Proceeds from the exercise of warrants	3	—
Repurchase and retirement of Class A Common Stock	(2,430)	(2,502)
Net cash provided by (used in) financing activities	44,078	(2,502)
Effect of exchange rate changes	(373)	(36)
Net (decrease) increase in cash, cash equivalents, restricted cash, customer funds and deposits	(1,005)	9,281
Cash, cash equivalents, restricted cash, customer funds and deposits at the beginning of the period	118,498	115,423
Cash, cash equivalents, restricted cash, customer funds and deposits at the end of the period	$117,493	$124,704
Supplemental disclosure of cash flow information:
Non-cash operating lease right-of-use asset acquired	$—	$3,783
Supplemental disclosure of non-cash investing and financing activity:
Capitalized internal-use software development costs and other capital expenditures included in accounts payable and accrued liabilities	$—	$548
Reconciliation of cash, cash equivalents, restricted cash, customer funds and deposits to consolidated balance sheets:
Cash and cash equivalents	$28,984	$68,219
Restricted cash	35,306	28,262
Customer funds	51,550	28,223
Deposits (Note 6)	1,653	—
Total cash, cash equivalents, restricted cash and customer funds	$117,493	$124,704

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
Description of Business
We provide, or are working to provide, simplified solutions focused in the following areas:
Crypto
•Custody. Our institutional-grade qualified custody solution is primarily provided by our subsidiary, Bakkt Trust Company LLC (“Bakkt Trust”), a limited purpose trust company that is supervised by the New York State Department of Financial Services (“NYDFS”) and governed by an independent Board of Managers. In connection to the acquisition of Apex Crypto, we acquired third-party custodial relationships with BitGo and Coinbase Custody, which are currently used by Bakkt Crypto for custody and coin transfers, where applicable. In addition, Bakkt Crypto also self-custodies select coins to facilitate consumer withdrawals. Refer to Note 20.

•Trading. Our platform provides customers with the ability to buy, sell and store crypto via application programming interfaces or embedded web experience. We enable clients in various industries to provide their customers with the ability to transact in crypto directly in their trusted environments. In September 2024, we added nine coins to our crypto trading offering. As of September 30, 2024, we currently facilitate transactions in the crypto assets listed in the table below.

Crypto Asset	Symbol
Algorand*	ALGL
Avalanche*	AVAX
Bitcoin	BTC
Bitcoin Cash	BCH
Cardano*	ADA
Chainlink*	LINK
Cosmos*	ATOM
Dogecoin	DOGE
Ethereum	ETH
Ethereum Classic	ETC
Litecoin	LTC
Pepe Coin*	PEPE
Polkadot*	DOT
Ripple*	XRP
Shiba Inu	SHIB
Solana*	SOL
USD Coin	USDC
*New coin as of September 30, 2024
Bakkt Trust's custody solution has the capability to provide support to Bakkt Crypto with respect to certain of the crypto assets supported by the Company. Additionally, until October 2, 2023, Bakkt Trust operated, in conjunction with Intercontinental Exchange, Inc. ("ICE"), regulated infrastructure for trading, clearing, and custody services for physically delivered bitcoin futures. Refer to Note 8 for a description of a recent delisting of certain Bakkt Bitcoin futures and option contracts by ICE Futures U.S., Inc. ("IFUS"). Bakkt Crypto holds a New York State virtual currency license (commonly referred to as a "BitLicense"), and money transmitter licenses from all states throughout the U.S. where such licenses are required for the operation of its business and is registered as a money services business with the Financial Crimes Enforcement Network of the United States Department of the Treasury.
As of September 30, 2024, we offer crypto services in the U.S. and in select markets in Latin America, Europe and Asia.
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
In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or for any other future annual or interim period. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes thereto included in our Form 10-K.
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
At each reporting period, in accordance with U.S. GAAP, we evaluate whether there are conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. In accordance with U.S. GAAP, our initial evaluation can only include management’s plans that have been fully implemented as of the issuance date. Operating forecasts for new products/markets cannot be considered in the initial evaluation as those product/market launches have not been fully implemented.
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
Evaluation in conjunction with the issuance of the September 30, 2024 unaudited Consolidated Financial Statements
We have incurred net losses and consumed cash flow from operations since our inception and incurred losses and consumed cash through the date of this filing in excess of our cash inflows from operations and fundraising. Due to these ongoing losses and a limited supply of remaining cash and available-for-sale securities, we have been executing a strategic plan to optimize our capital allocation and expense base since the fourth quarter of 2022, which has reduced our annual cash expenses year over year and which we expect will continue to reduce our cash expenses in 2024. As a part of those plans, we have and expect to continue to align headcount and employee-related costs to further reduce cash expenses. This expense restructuring initiative is expected to result in aggregate cash savings of approximately $13.0 million, excluding severance, over the next 12 months. We completed a reduction in force on October 28, 2024 that is expected to result in aggregate cash savings of approximately $3.4 million, excluding severance, over the next 12 months. We expect to enact additional personnel and discretionary spending cuts such as incentive compensation, marketing, professional services and administrative travel to preserve cash to fund operations. It is critical to our plan to mitigate our cash burn that we significantly expand our revenue base to be able to generate a sustainable operating profit. There is significant uncertainty associated with our expansion to new markets and the growth of our revenue base given the uncertain and rapidly evolving environment associated with crypto assets.
For the nine months ended September 30, 2024 we incurred a net loss of $63.1 million and consumed $52.6 million of cash in operations. We have historically relied on our existing cash and available-for-sale securities portfolio to fund operations. As of September 30, 2024, we had $29.0 million of available cash and cash equivalents that was not restricted or required to be held for regulatory capital (Note 13) and $6.7 million in available-for-sale securities. We do not have any long-term debt to service but have commitments under long-term cloud computing and lease contracts as described in Notes 14 and 17. We expect to continue to incur losses and consume cash for the foreseeable future. As discussed in Note 8, Opco executed a secured revolving credit facility with Intercontinental Exchange Holdings, Inc. (the “Lender”; the credit facility herein referred to as the “ICE Credit Facility”), with Bakkt and certain subsidiaries of Bakkt as guarantors, which provides the Company with a $40.0 million secured revolving line of credit that matures on December 31, 2026. The $40.0 million ICE Credit Facility is available in defined commitment amounts at specified dates in the future. We believe that our cash, short-term securities and access to the ICE Credit Facility will be sufficient to fund our operations for the next 12 months from the date of these financial statements.

Recently Adopted Accounting Pronouncements
For the nine months ended September 30, 2024, there were no significant changes to the recently adopted accounting pronouncements applicable to us from those disclosed in Note 2 to the consolidated financial statements included in our Form 10-K.

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
3.Revenue from Contracts with Customers
Disaggregation of Revenue
We disaggregate revenue by service type and by platform as follows (in thousands):

Service Type	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Transaction revenue	$322,338	$198,526	$1,674,040	$548,774
Subscription and service revenue	6,081	6,248	18,859	16,848
Total revenue	$328,419	$204,774	$1,692,899	$565,622

Platform	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Loyalty redemption platform, net	$12,086	$13,024	$38,085	$38,096
Crypto services	316,333	191,750	1,654,814	527,526
Total revenue	$328,419	$204,774	$1,692,899	$565,622
We recognized revenue from foreign jurisdictions of $10.6 million and $35.5 million for the three and nine months ended September 30, 2024, respectively, and $1.1 million and $2.8 million for the three and nine months ended September 30, 2023, respectively.
We have one reportable segment to which our revenues relate.
Deferred Revenue
Contract liabilities consist of deferred revenue for amounts invoiced prior to us meeting the criteria for revenue recognition. We invoice customers for service fees at the beginning of service performance, and such fees are recognized as revenue over time as we satisfy performance obligations. Contract liabilities are classified as “Deferred revenue, current”

and “Deferred revenue, noncurrent” in our consolidated balance sheets. The activity in deferred revenue for the nine months ended September 30, 2024 and September 30, 2023, respectively, was as follows (in thousands):

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Beginning of the period contract liability	$7,480	$7,084
Revenue recognized from contract liabilities included in the beginning balance	(3,703)	(3,055)
Increases due to cash received, net of amounts recognized in revenue during the period	826	3,191
End of the period contract liability	$4,603	$7,220
Remaining Performance Obligations
As of September 30, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations related to partially completed contracts is $12.4 million, comprised of $7.8 million of subscription fees and $4.6 million of service fees that are deferred. We recognize our subscription fees as revenue over a weighted-average period of 19 months (ranges from 2 months to 24 months months) and our service fees as revenue over approximately 45 months.
As of September 30, 2023, the aggregate amount of the transaction price allocated to the remaining performance obligations related to partially completed contracts is $20.5 million, comprised of $13.3 million of subscription fees and $7.2 million of service fees that are deferred. We recognize our subscription fees as revenue over a weighted-average period of 29 months (ranges from 1 month to 36 months) and our service fees as revenue over approximately 14 months.
Contract Costs
For the three and nine months ended September 30, 2024 and September 30, 2023, we incurred no incremental costs to obtain and/or fulfill contracts with customers.
4.Business Combination and Asset Acquisition
Bakkt Crypto
On April 1, 2023 we completed the acquisition of 100% of the ownership interests of Bakkt Crypto Solutions. We recognized goodwill from the acquisition due to the assembled, experienced workforce and anticipated growth we expect to achieve from Apex Crypto’s sales pipeline and product capabilities. The total consideration as measured at April 1, 2023 included $55.0 million in cash, approximately $10.5 million in Class A Common Stock payable based on Bakkt Crypto Solutions’ performance in the fourth quarter of 2022, and $11.8 million of cash paid for net working capital, which was predominantly cash held in banks. In addition, we may pay up to $100.0 million of our Class A Common Stock as additional consideration depending on Bakkt Crypto Solutions’ achievement of certain financial targets through 2025 (the "contingent consideration"). As part of the purchase price allocation, the value of the contingent consideration was estimated to be $2.9 million.
The following is a reconciliation of the fair value of consideration transferred in the acquisition to the fair value of the assets acquired and liabilities assumed.

($ in millions)
Cash consideration paid	$55.0
Cash paid for working capital and cash	11.8
Class A Common Stock at transaction close	10.5
Estimated fair value of Class A Common Stock contingent consideration	2.9
Total consideration	$80.2
Current assets	$31.8
Safeguarding asset for crypto	689.3
Non-current assets	0.3
Intangible assets - developed technology	5.6
Intangible assets - customer relationships	10.2
Goodwill	52.0
Current liabilities	(19.7)
Safeguarding obligation for crypto	(689.3)
Net assets acquired	$80.2
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
The contingent consideration payable in Class A Common Stock to Bakkt Crypto Solutions' former owners based on the performance of the business in the 2023 through 2025 annual periods was estimated using a Monte Carlo simulation given the range of possible outcomes. As of December 31, 2023, we determined the value of the contingent consideration was zero, based on our forward-looking projections and minimum profit requirements associated with the contingent consideration and reversed the accrual through acquisition expenses. As of September 30, 2024, we determined the value of the contingent consideration remained zero.
The following unaudited pro forma financial information presents the Company's results of operations as if the acquisition of Bakkt Crypto Solutions had occurred on January 1, 2023. The unaudited pro forma financial information as presented below is for illustrative purposes and does not purport to represent what the results of operations would actually have been if the acquisition of Bakkt Crypto Solutions occurred as of the date indicated or what the results would be for any future periods. The unaudited pro forma results reflect the step-up amortization adjustments for the fair value of intangible assets acquired, acquisition-related expenses, and share-based compensation expense for newly issued restricted stock units. Pro forma revenue for the nine months ended September 30, 2023 would be $1,011.0 million. Pro forma net loss for the nine months ended September 30, 2023 would be $148.3 million.
Bumped Acquisition
On February 8, 2023, we acquired 100% of the units of Bumped Financial, LLC, which we subsequently renamed Bakkt Brokerage, LLC ("Bakkt Brokerage"), a broker-dealer registered with the SEC and the Financial Industry Regulatory Authority, Inc., for cash consideration of $0.6 million. Because of the limited scope of its historical operations, we determined that substantially all of the purchase consideration in the transaction would be allocated to the in-place licenses Bakkt Brokerage held and, as such, have accounted for this transaction as an asset acquisition.

5.Goodwill and Intangible Assets, Net
Changes in goodwill consisted of the following (in thousands):

	Gross Carrying Amount	Accumulated Impairment Losses	Net Carrying Amount
Balance as of December 31, 2023	$1,579,265	$(1,511,264)	$68,001
Foreign currency translation	—	—	—
Balance as of September 30, 2024	$1,579,265	$(1,511,264)	$68,001
We did not identify any indicators of impairment during the three months ended September 30, 2024. During the three months ended March 31, 2024, we identified a triggering event related to the significant decline in our stock price, indicating a potential impairment of our goodwill. We determined no goodwill impairment charge was required based on a comparison of our market capitalization against the carrying value of our equity.
Intangible assets consisted of the following (in thousands):

	September 30, 2024
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks / trade names	Indefinite	$2,900	$—	$2,900
Total		$2,900	$—	$2,900

	December 31, 2023
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Licenses	Indefinite	$611	$—	$(611)	$—
Trademarks / trade names	Indefinite	8,000	—	(5,100)	2,900
Technology	5	18,360	(6,234)	(12,126)	—
Customer relationships	8.4	55,170	(12,508)	(42,662)	—
Total		$82,141	$(18,742)	$(60,499)	$2,900
We did not record any amortization of intangible assets for the three and nine months ended September 30, 2024 as our finite-lived intangible assets have been fully impaired. Amortization of intangible assets for the three and nine months ended September 30, 2023 was $2.6 million and $7.2 million, respectively, and is included in “Depreciation and amortization” in the consolidated statements of operations.
Estimated future amortization for definite-lived intangible assets as of September 30, 2024 was zero as our finite-lived intangible assets had been fully impaired.
We account for crypto we own as indefinite-lived intangible assets and initially measure such crypto at cost (under a first-in, first-out basis) under the guidance in ASC 350, Intangibles - Goodwill and Other. These assets are not amortized, but assessed for impairment given the volatility of markets for these assets. Impairment exists when the carrying amount exceeds its fair value. The fair value of crypto is determined as the lowest price of executed transactions during the measurement or holding period using the quoted price of the crypto in our principal market. The carrying amount of a crypto asset after its impairment becomes its new cost basis. Impairment losses are not reversible or recoverable and are included in “Crypto costs” in the consolidated statements of operations. Impairment losses were not material for the three and nine months ended September 30, 2024 and September 30, 2023, respectively. Our owned crypto is typically liquidated on a daily basis during the fulfillment of customer orders and settlement with our liquidity providers. Our owned crypto was not material as of September 30, 2024 and December 31, 2023 and is included within "Other assets" in the consolidated balance sheets. We classify cash flows from crypto within cash flows from operating activities.
6.Consolidated Balance Sheet Components
Accounts Receivable, Net
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Trade accounts receivable	$18,011	$14,987
Receivables from customers, clients and liquidity partners	3,674	6,123
Unbilled receivables	1,602	6,125
Deposits	1,653	939
Other receivables	3,033	2,221
Total accounts receivable	27,973	30,395
Less: Allowance for doubtful accounts	(1,187)	(731)
Total	$26,786	$29,664
Deposits includes cash, as noted on the consolidated statements of cash flows, at clearing agencies used to settle customer transactions. Amounts payable and receivable to our liquidity providers are reported net by counterparty when the right of offset exists.

Other Current Assets
Other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid expenses	$3,936	$3,307
Other	192	25
Total	$4,128	$3,332
Property, Equipment and Software, Net
Property, equipment and software, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Internal-use software	$1,565	$—
Other computer and network equipment	863	800
Leasehold improvements	276	—
Property, equipment and software, gross	2,704	800
Less: accumulated amortization and depreciation	(935)	(740)
Total	$1,769	$60
For the three and nine months ended September 30, 2024, depreciation and amortization expense related to property, equipment and software amounted to $0.1 million and $0.3 million, respectively, of which $0.1 million and $0.2 million, respectively, related to amortization expense of capitalized internal-use software placed in service. For the three and nine months ended September 30, 2024, impairment on long-lived assets related to Bakkt Trust was $0.6 million.

For the three and nine months ended September 30, 2023, depreciation and amortization expense related to property, equipment and software amounted to $1.4 million and $3.7 million, respectively, of which $0.5 million and $1.2 million, respectively, related to amortization expense of capitalized internal-use software placed in service.
Other Assets
Other assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Operating lease right-of-use assets	$10,101	$11,456
Deposits with clearinghouse	159	159
Other	2,004	1,647
Total	$12,264	$13,262
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accounts payable	$7,398	$14,925
Payables to clients and customers	2,075	4,906
Accrued expenses	14,921	15,970
Purchasing card payable	5,755	11,830
Salaries and benefits payable	6,806	4,442
Loyalty revenue share liability	3,159	2,686
Other	1,729	620
Total	$41,843	$55,379
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Current maturities of operating lease liability	4,192	3,636
Other	51	70
Total	$4,243	$3,706
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Operating lease liability, noncurrent	$20,353	$23,525
Total	$20,353	$23,525
Amounts receivable and payable as of September 30, 2024 included in the tables above related to our crypto transactions pending settlement with our customers and liquidity providers were settled in October 2024 in amounts consistent with those reflected above.

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
The TRA provides for the payment by us to exchanging holders of Opco Common Units of 85% of certain net income tax benefits, if any, that we realize (or in certain cases are deemed to realize) as a result of these increases in tax basis related to entering into the TRA, including tax benefits attributable to payments under the TRA. This payment obligation is an obligation of the Company and not of Opco. For purposes of the TRA, the cash tax savings in income tax will be computed by comparing our actual income tax liability (calculated with certain assumptions) to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the assets of Opco as a result of Opco having an election in effect under Section 754 of the Code for each taxable year in which an exchange of Opco Common Units for Class A Common Stock occurs and had we not entered into the TRA. Such change will be calculated under the TRA without regard to any transfers of Opco Common Units or distributions with respect to such Opco Common Units before the exchange under the Exchange Agreement to which Section 743(b) or 734(b) of the Code applies. As of September 30, 2024, 1,043,210 Opco Common Units had been exchanged for Class A Common Stock. Refer to Note 14 regarding the contingency related to the TRA.
8.Related Parties
ICE Credit Facility
On August 12, 2024, Bakkt and Opco entered into the ICE Credit Facility, with certain subsidiaries of Bakkt party thereto from time to time, as guarantors, whereby the Lender agreed to provide for a $40.0 million secured revolving line of credit to us for working capital and general corporate purposes. Any borrowings under the facility made prior to December 31, 2024 require the consent of the Lender in its sole discretion. For the period beginning December 31, 2024 through March 30, 2025, Opco can borrow up to an aggregate principal amount (excluding any capitalized interest) of $10.0 million. For the period beginning March 31 through June 29, 2025, Opco can borrow up to an aggregate principal amount (excluding any capitalized interest) of $20.0 million. From the period beginning June 30 through September 29, 2025, Opco can borrow up to an aggregate principal amount (excluding any capitalized interest) of $30.0 million. On or after September 30, 2025, Opco can borrow up to an aggregate principal amount (excluding any capitalized interest) of $40.0 million. As of September 30, 2024, no loans were outstanding under the ICE Credit Facility.
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
Bakkt Crypto Solutions Technical Support
In connection with our acquisition of Bakkt Crypto Solutions, we entered into a Transition Services Agreement (the “Apex TSA”) with Apex Fintech Solutions, Inc. ("AFS"), pursuant to which AFS provides technical support and other transition-related services in exchange for quarterly service fees payable by us. We recognized approximately $0.2 million and $0.5 million of expense related to the Apex TSA for the three and nine months ended September 30, 2024, respectively, which are reflected as “Related party expenses” in the consolidated statements of operations. We recognized $0.4 million and $0.9 million, respectively of expense related to the Apex TSA for the three and nine months ended September 30, 2023 which is reflected as “Related party expenses” in the consolidated statements of operations. As of September 30, 2024 and December 31, 2023, we had approximately $0.2 million and $0.2 million, respectively, reflected as “Due to related party” in the consolidated balance sheets related to the Apex TSA.
ICE Management and Technical Support
Upon consummation of the VIH Business Combination, we entered into a Transition Services Agreement (the “ICE TSA”) with ICE, pursuant to which ICE provided insurance, digital warehouse, data center, technical support, and other transition-related services in exchange for quarterly service fees payable by us. We did not recognize any expense related to the ICE TSA for the three and nine months ended September 30, 2024, respectively. We recognized $0.6 million and $2.2 million of expense related to the ICE TSA for the three and nine months ended September 30, 2023, respectively, which is reflected as “Related party expenses” in the consolidated statements of operations. As of September 30, 2024 and December 31, 2023, we had $2.2 million and $3.0 million, respectively, reflected as “Due to related party” in the consolidated balance sheets related to the ICE TSA. The agreement terminated in December 2023.
Triparty Agreement
The Digital Currency Trading, Clearing, and Warehouse Services Agreement ("Triparty Agreement") provided for ICE Futures U.S., Inc. ("IFUS") to list for trading one or more digital currency futures and/or options contracts, and for ICE Clear US, Inc. ("ICUS") to serve as the clearing house to provide central counterparty and ancillary services for such contracts.

Effective July 28, 2023, IFUS delisted all Bakkt Bitcoin futures contracts other than the August and September 2023 expiry months, and also delisted all Bakkt Bitcoin Option contracts. Following the delisting, no new Bakkt Bitcoin futures or option expiry months were listed for trading. The August and September 2023 expiry months continued to be listed for trading through their regular last trading days, which were August 24, 2023 and September 28, 2023 respectively. No material revenues associated with the Triparty Agreement were recognized during the three and nine months ended September 30, 2023, respectively. Effective October 2, 2023, the parties terminated the Triparty Agreement.
9.Warrants
As of September 30, 2024 and December 31, 2023, there were 7,140,508 public warrants outstanding. Public warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the public warrant. Holders of public warrants are entitled to purchase one share of Class A Common Stock for every 25 public warrants. The exercise price associated with such warrants is equivalent to $287.50 per share of Class A Common Stock. The public warrants became exercisable on November 15, 2021. The public warrants will expire on October 15, 2026, or earlier upon redemption or liquidation. We may redeem the outstanding warrants when various conditions are met, such as specific stock prices, as detailed in the specific warrant agreements. The warrants are recorded as a liability and reflected as “Warrant liability” in the consolidated balance sheets.
During the three and nine months ended September 30, 2024, we received zero and less than $0.1 million, respectively, in proceeds from the exercise of the public warrants. During the three and nine months ended September 30, 2023, we did not receive any proceeds from the exercise of the public warrants. We recognized a gain from the change in fair value of the warrant liability during the three and nine months ended September 30, 2024 of $20.0 million and $13.9 million, respectively. We recognized a gain from the change in fair value of the warrant liability during the three months ended September 30, 2023 of $0.2 million and a loss during the nine months ended September 30, 2023 of $0.9 million.
In connection with the Concurrent Offerings (Note 10), we issued and sold to the Third-Party Purchasers (as defined below) an aggregate of 1,396,701 shares of the Company’s Class A Common Stock, including 196,701 shares of Class A Common Stock issued upon exercise of certain of the Pre-Funded Warrants (as defined below) prior to the Third-Party Closing, Class 1 Warrants (“Class 1 Warrants”) to purchase an aggregate of 922,722 shares of Class A Common Stock, Class 2 Warrants (“Class 2 Warrants”) to purchase an aggregate of 922,722 shares of Class A Common Stock and Pre-Funded Warrants (“Pre-Funded Warrants”) to purchase an aggregate of 448,742 shares of Class A Common Stock.
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
The warrants issued on April 25, 2024 were valued at $2.6 million using the Black-Scholes-Merton model for Class 1 Warrants and a binomial lattice model for the Class 2 Warrants. Prior to the second quarter of 2024, we used a Monte Carlo simulation to measure the fair value of the Class 2 Warrants. During the second quarter of 2024, we adopted a binomial lattice model as our valuation technique as we believe it provides a more accurate and relevant measure of the fair value of the Class 2 Warrants. The Class 1 Warrants and Class 2 Warrants issued on March 4, 2024 were valued at

$27.7 million using the Black-Scholes-Merton model for Class 1 Warrants and a Monte Carlo simulation for the Class 2 Warrants.
During the three months ended September 30, 2024, Class 2 warrants exercisable for 288,350 shares of Class A Common Stock were exercised under an alternate cashless exercise, resulting in us issuing 144,175 shares of Class A Common Stock. As of September 30, 2024, all Class 1 Warrants and Class 2 Warrants exercisable for 865,050 shares of Class A Common Stock remain outstanding. During the three months ended March 31, 2024, holders exercised all of the Pre-Funded Warrants. The proceeds received from the exercise of Pre-Funded Warrants were immaterial. We recognized a gain from the change in fair value of the warrant liability associated with the Class 1 and Class 2 Warrants during the three and nine months ended September 30, 2024 of $19.4 million and $15.2 million, respectively.
10.Stockholders’ Equity
2024 Registered Direct Offering
On February 29, 2024, we entered into a securities purchase agreement with certain institutional investors (the “Third-Party Purchasers”), pursuant to which we agreed to sell and issue a combination of Class A Common Stock, Class 1 Warrants, Class 2 Warrants and Pre-Funded Warrants in a registered direct offering (the “Third-Party Offering”). In a concurrent registered direct offering (the “ICE Offering” and, together with the Third-Party Offering, the “Concurrent Offerings”) on February 29, 2024, we entered into a securities purchase agreement with ICE (a related party), pursuant to which we agreed to sell and issue a combination of Class A Common Stock, Class 1 Warrants and Class 2 Warrants. We raised net proceeds from the Third-Party Offering of approximately $37.6 million, after deducting the placement agent’s fees and offering expenses payable by us, and raised net proceeds from the ICE Offering of approximately $9.8 million, after deducting offering expenses payable by us. Approximately $2.4 million of proceeds from the ICE Offering were received concurrently with the closing of the Third-Party Offering, with the remaining $7.4 million received in a subsequent closing of the ICE Offering on April 25, 2024 after we obtained stockholder approval for such issuance. We intend to use the net proceeds from the Concurrent Offerings for working capital and other general corporate purposes.
Preferred Stock
We are authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The holders of a series of preferred stock shall be entitled only to such voting rights as shall expressly be granted thereto by the Certificate of Incorporation (including any certificate of designation relating to such series of preferred stock). As of September 30, 2024, no shares of preferred stock have been issued.
Common Stock
Class A Common Stock
We are authorized to issue 30,000,000 shares with a par value of $0.0001 per share. Each holder of record of Class A Common Stock is entitled to one vote for each share of Class A Common Stock held on all matters on which stockholders generally or holders of Class A Common Stock as a separate class are entitled to vote, including the election or removal of directors (whether voting separately as a class or together with one or more classes of our capital stock). As of September 30, 2024 and December 31, 2023, there were 6,465,776 and 3,793,837 shares of Class A Common Stock issued and outstanding, respectively.
Dividends
Subject to preferences that may be applicable to any outstanding preferred stock, the holders of shares of Class A Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by our Board out of funds legally available therefor. As of September 30, 2024, no dividends have been declared.

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
Class V Common Stock
We are authorized to issue 10,000,000 shares with par value $0.0001 per share. These shares have no economic value but entitle the holder to one vote per share. Paired Interests may be exchanged for one share of our Class A Common Stock or a cash amount in accordance with the Third Amended and Restated Limited Liability Company Agreement of Opco and the Amended and Restated Exchange Agreement. Holders of Paired Interests became eligible on April 16, 2022 under the Exchange Agreement to exchange their Paired Interests for Class A Common Stock, or, at our election, cash in lieu thereof. During the three and nine months ended September 30, 2024, holders of Paired Interests exchanged zero and 5,123 Paired Interests for our Class A Common Stock, respectively, and we did not elect to settle any such exchanges in cash. As of September 30, 2024 and December 31, 2023, there were 7,194,941 and 7,200,064 shares of Class V Common Stock issued and outstanding, respectively.
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
Noncontrolling Interest
The following table summarizes the ownership interest in Opco as of September 30, 2024 and December 31, 2023.

	September 30, 2024		December 31, 2023
	Opco Common Units	Ownership %	Opco Common Units	Ownership %
Opco common units held by Bakkt Holdings, Inc.	6,465,776	47%	3,793,837	35%
Opco common units held by noncontrolling interest holders	7,194,941	53%	7,200,064	65%
Total Opco common units outstanding	13,660,717	100%	10,993,901	100%
The weighted average ownership percentages for the applicable reporting periods are used to attribute net loss and other comprehensive loss to the Company and the noncontrolling interest holders. The noncontrolling interest holders' weighted average ownership percentage for the three and nine months ended September 30, 2024 was 53.1% and 56.1%, respectively.

Members’ Equity
Prior to the VIH Business Combination, Opco had three classes of voting units – Class A, Class B and Class C voting units – and incentive units granted under the Opco Incentive Equity Plan (the “Opco Plan”).
In connection with the VIH Business Combination, Class C warrants of Opco ("Class C Warrants") automatically converted into the right to purchase 31,734 Paired Interests in Opco at an exercise price of $126.00 per Paired Interest. Class C Warrants may only be exercised for a whole number of Paired Interests. Holders of Class C Warrants are entitled to purchase one Paired Interest for every 25 Class C Warrants. The Class C Warrants expired on September 23, 2024. As of September 30, 2024, 172,055 Class C Warrants vested but expired unexercised, and the remaining 621,297 Class C Warrants did not vest and expired. No expenses were recorded during the three and nine months ended September 30, 2024 and September 30, 2023, since the service conditions were not probable of being met in those periods.
11.Share-Based and Unit-Based Compensation
2021 Incentive Plan
Our 2021 Omnibus Incentive Plan, as amended (the “2021 Incentive Plan”), became effective on the Closing Date with the approval of VIH’s shareholders and our Board of Directors (the "Board"). The 2021 Incentive Plan allows us to make equity and equity-based incentive awards to employees, non-employee directors and consultants. As of December 31, 2023, there were 2,096,295 shares of Class A Common Stock reserved for issuance under the 2021 Incentive Plan which can be granted as stock options, stock appreciation rights, restricted shares, restricted stock units ("RSUs"), performance stock units ("PSUs"), dividend equivalent rights and other share-based awards. On May 31, 2024, the 2021 Incentive Plan was amended to increase by 938,625 shares the number of authorized shares of Class A Common Stock available for issuance for a new aggregate total of 3,034,920 shares authorized. No award may vest earlier than the first anniversary of the date of grant, subject to limited exceptions.
Share-Based Compensation Expense
During the three and nine months ended September 30, 2024, we granted 15,756 and 1,044,308 RSUs, respectively, to employees and directors. During the three and nine months ended September 30, 2024, we granted 221,065 PSUs. During the three and nine months ended September 30, 2023, we granted 3,713 and 311,323 RSUs, respectively, to employees and directors. During the three and nine months ended September 30, 2023, we granted zero and 26,945, respectively, PSUs to employees and directors.
We recorded $2.4 million and $12.5 million of share-based compensation expense related to RSUs during the three and nine months ended September 30, 2024, respectively. We recorded $2.7 million and $12.1 million of share-based compensation expense related to RSUs during the three and nine months ended September 30, 2023, respectively. We recorded $0.2 million and $0.5 million of share-based compensation expense related to PSUs during the three and nine months ended September 30, 2024, respectively. We recorded $0.3 million and $2.2 million of share-based compensation expense related to PSUs during the three and nine months ended September 30, 2023, respectively. Share-based compensation expense for both RSUs and PSUs, except for share-based compensation expense related to the Company's restructuring efforts discussed below, is included in “Compensation and benefits” in the consolidated statements of operations.
Unrecognized compensation expense as of September 30, 2024 and December 31, 2023 was $11.8 million and $14.3 million, respectively, for the RSUs and PSUs. The unrecognized compensation expense as of September 30, 2024 and December 31, 2023 will be recognized over a weighted-average period of 1.59 years and 1.38 years, respectively.

RSU and PSU Activity
The following tables summarize RSU and PSU activity under the 2021 Incentive Plan for the nine months ended September 30, 2024 and September 30, 2023 (in thousands, except per unit data):

RSUs and PSUs	Number of RSUs and PSUs	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	551	2.05	$101.25
Granted	338		$37.25	$12,596
Forfeited	(145)
Vested	(211)
Outstanding as of September 30, 2023	533	1.57	$73.25

Outstanding as of December 31, 2023	521	1.38	$69.75
Granted	1,265		$13.29	$16,816
Forfeited	(167)
Vested	(345)
Outstanding as of September 30, 2024	1,274	1.59	$13.69
During the three and nine months ended September 30, 2024, we recorded zero and $4.9 million, respectively, of share-based compensation expense related to the accelerated vesting of awards for certain employees, primarily related to the termination of a former executive. Acceleration of share-based compensation expense related to our restructuring efforts is included in “Restructuring expenses” in the consolidated statements of operations. We also recorded reversal of share-based compensation expense of $0.4 million and $0.8 million during the three and nine months ended September 30, 2024, respectively, for forfeitures related to the termination of employees. Reversal of share-based compensation expense related to the Company's restructuring efforts is included in “Restructuring expenses” in the consolidated statements of operations.
Total fair value of vested RSU and PSU awards was $0.3 million and $6.8 million for the three and nine months ended September 30, 2024, respectively. Total fair value of vested RSU and PSU awards was $0.1 million and $8.5 million for the three and nine months ended September 30, 2023, respectively.
The fair value of the RSUs and PSUs used in determining share-based compensation expense is based on the closing price of our common stock on the grant date.
PSUs provide an opportunity for the recipient to receive a number of shares of our Class A Common Stock based on various performance metrics. Upon vesting, each performance stock unit equals one share of Class A Common Stock of the Company. We accrue compensation expense for the PSUs based on our assessment of the probable outcome of the performance conditions. The metrics for PSUs granted during 2022 relate to our performance during fiscal years 2022, 2023 and 2024, as measured against objective performance goals approved by the Board. The actual number of units earned may range from 0% to 150% of the target number of units depending upon achievement of each year's performance goals. PSUs granted in 2022 vest in three equal annual installments, subject to a catch-up provision over the three annual performance targets. The metrics for PSUs granted during 2023 relate to our performance during fiscal year 2023, as measured against objective performance goals approved by the Board. The actual number of units earned may range from 0% to 150% of the target number of units depending upon achievement of the 2023 performance goals. PSUs granted in 2023 vest in three equal annual installments from 2024 to 2026. The metrics for PSUs granted during 2024 relate to our performance during fiscal year 2024, as measured against objective performance goals approved by the Board. The actual number of units earned may range from 0% to 150% or 200% of the target number of units depending on the metric and depending upon achievement of the 2024 performance goals. PSUs granted in 2024 vest in two equal annual installments from 2025 to 2026.

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
Unit-Based Compensation Expense
Unit-based compensation expense for the three and nine months ended September 30, 2023 was as follows (in thousands):

Type of unit	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Common incentive unit	$372	$1,291
Participation unit	(32)	(4)
Total	$340	$1,287
As of December 31, 2023, all Common Incentive Units and Participation Units had vested or been forfeited and there was no unrecognized unit-based compensation expense.

Incentive Unit Activity
The following table summarizes common incentive unit activity under the Opco Plan for the nine months ended September 30, 2024 (in thousands, except per unit data):

Common Incentive Units	Number of Common Incentive Units	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	309	0.00	$166.75	$51,467
Granted	—
Forfeited	—
Exchanged	(5)
Outstanding as of September 30, 2024	304	0.00	$166.75	$50,677

Common Incentive Units	Number of Common Incentive Units	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	332	0.79	$157.50	$67,635
Granted	—
Forfeited	—
Exchanged	(8)
Outstanding as of September 30, 2023	324	0.54	$157.50	$65,980
There were no participation units granted during the three and nine months ended September 30, 2023. We did not make any cash payments to settle vested participation units during the three months ended September 30, 2023. We made cash payments of less than $0.1 million to settle vested participation units during the nine months ended September 30, 2023.
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
The following is a reconciliation of the denominators of the basic and diluted per share computations for net loss (in thousands, except share and per share data):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net Loss per share:
Numerator – basic and diluted:
Net loss	$(6,291)	$(51,749)	$(63,078)	$(147,119)
Less: Net loss attributable to noncontrolling interest	(3,398)	(34,418)	(35,598)	(98,964)
Net loss attributable to Bakkt Holdings, Inc. – basic and diluted	$(2,893)	$(17,331)	$(27,480)	$(48,155)

Denominator – basic and diluted:
Weighted average shares outstanding – basic and diluted	6,361,793	3,654,314	5,642,609	3,509,048

Net loss per share – basic and diluted	$(0.45)	$(4.74)	$(4.87)	$(13.72)
Potential common shares issuable to employees or directors upon exercise or conversion of shares under our share-based and unit-based compensation plans and upon exercise of warrants are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive.
No shares that are contingently issuable as part of the Bakkt Crypto Solutions acquisition have been included in the calculation of diluted EPS as no amounts are payable as of September 30, 2024. The following table summarizes the total potential common shares excluded from diluted loss per common share as their effect would be anti-dilutive (in thousands):

As of September 30, 2024
RSUs and PSUs	1,274
Public warrants	286
Opco warrants	32
Class 1 and Class 2 warrants	2,018
Opco common units	7,195
Total	10,805

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
Bakkt Brokerage was registered as a broker-dealer with the Financial Industry Regulatory Authority ("FINRA") and was required to maintain a non-material minimum amount of net capital. Bakkt Brokerage filed for a withdrawal of its membership with FINRA on July 16, 2024. Following Bakkt Brokerage's withdrawal filing, FINRA expelled Bakkt Brokerage for a failure to file independently audited financial statements for 2023, a period when Bakkt Brokerage was inactive. Bakkt Brokerage is working to correct this filing prior to final withdrawal of its membership.
As of September 30, 2024 and December 31, 2023, the above mentioned subsidiaries were in compliance with their respective regulatory capital requirements. The minimum capital requirements to which our subsidiaries are subject may restrict their ability to transfer cash. We may also be required to transfer cash to our subsidiaries such that they may continue to meet these minimum capital requirements.
14.Commitments and Contingencies
401(k) Plan
We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Both Company and employee contributions to the 401(k) plan are discretionary. For the three and nine months ended September 30, 2024, we recorded approximately $0.5 million and $1.8 million, respectively, of expenses related to the 401(k) plan, which is included in "Compensation and benefits" in the consolidated statements of operations. For the three and nine months ended September 30, 2023, we recorded approximately $0.7 million and $2.4 million, respectively, of expenses related to the 401(k) plan, which is included in "Compensation and benefits" in the consolidated statements of operations.
Tax Receivable Agreement
The Company is party to a TRA with certain Opco equity holders. As of September 30, 2024, the Company has not recorded a liability under the TRA related to the income tax benefits originating from the exchanges of Opco Common Units as it is not probable that the Company will realize such tax benefits. The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. Should the Company determine that the payment of the TRA liability becomes probable at a future date based on new information, any changes will be recorded on the Company's consolidated statements of operations and comprehensive loss at that time.

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
On January 25, 2024, the Company’s subsidiary, Aspire Loyalty Travel Solutions, LLC (“Aspire”) received a letter from one of its vendors alleging breach of its agreement with that vendor relating to a migration of Aspire’s systems to a different vendor. The alleged breach relates to a contractual provision requiring Aspire to originate at least a given percentage of its redemptions on the vendor’s systems. In May 2024, we settled the matter for $1.1 million. We recognized $0.4 million of expense for this matter during the nine months ended September 30, 2024.
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
Purchase Obligations
In December 2021, we entered into a four-year cloud computing arrangement which includes minimum contractual payments due to the third-party provider. In December 2023, we agreed to amend the contract and extend the payment period for an additional year. During the year ended December 31, 2023, we entered into a five-year strategic marketing agreement which required a committed spend. In July 2024, we terminated the agreement, which required a settlement payment of $1.1 million and resulted in the release from future obligations. As of September 30, 2024, our outstanding purchase obligations, net of the settlement described above, consisted of the following future minimum commitments (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Purchase obligations	$5,000	$10,500	$—	$—	$15,500
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
Our effective tax rate of 1.8% and less than 1.0% for the three and nine months ended September 30, 2024, respectively, differ from statutory rates primarily due to the loss that is not taxed to the Company and the absence of taxable income to realize the Company's net operating losses and other deferred tax assets.

Our effective tax rate of less than 1.0% for the three and nine months ended September 30, 2023, respectively, differ from statutory rates primarily due to the loss that is not taxed to the Company and the absence of taxable income to realize the Company's net operating losses and other deferred tax assets.
Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our realizability of our deferred tax assets, in each jurisdiction, is dependent upon the generation of future taxable income sufficient to utilize the deferred tax assets on income tax returns, including the reversal of existing temporary differences, historical and projected operating results and tax planning strategies. As of September 30, 2024 and December 31, 2023, the Company believed that it was not more likely than not that the net deferred tax assets would be realizable and thus has maintained a full valuation allowance.
The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company had no unrecognized tax benefits or related interest and penalties accrued as of September 30, 2024 or December 31, 2023.
16.Fair Value Measurements
Financial assets and liabilities that are measured at fair value on a recurring basis are classified as Level 1, Level 2 and Level 3 as follows (in thousands):

	As of September 30, 2024
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury debt securities	$6,727	$6,727	$—	$—
Safeguarding asset for crypto	938,695	—	938,695	—
Total Assets	$945,422	$6,727	$938,695	$—

Liabilities:
Safeguarding obligation for crypto	938,695	—	938,695	—
Warrant liability - Class 1 and Class 2 warrants	15,193	—	—	15,193
Warrant liability - public warrants	643	643	—	—
Total Liabilities	$954,531	$643	$938,695	$15,193

	As of December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury debt securities	$17,398	$17,398	$—	$—
Safeguarding asset for crypto	701,556	—	701,556	—
Total Assets	$718,954	$17,398	$701,556	$—

Liabilities:
Safeguarding obligation for crypto	$701,556	$—	$701,556	$—
Warrant liability - public warrants	2,356	2,356	—	—
Total Liabilities	$703,912	$2,356	$701,556	$—

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
Our investments in debt securities consist of U.S. Treasury debt securities held in the custody of a major financial institution. As of September 30, 2024, our investment in available-for-sale debt securities was determined to be a Level 1 investment based on quoted prices in active markets and was recorded in the consolidated balance sheet at fair value.
The fair value of the safeguarding obligation for crypto and the corresponding safeguarding asset for crypto was determined using Level 2 inputs which included using the value of the safeguarded asset determined as the mid-point of a bid-ask spread in the market we determined to be the principal market for the related crypto as of September 30, 2024.
The contingent consideration associated with the acquisition of Bakkt Crypto Solutions is valued using Level 3 inputs, which includes a Monte Carlo simulation. The inputs for the Monte Carlo simulation included forecasted financial performance of Bakkt Crypto Solutions and estimated earnings volatility. The contingent consideration liability is revalued each reporting period and any change in the liability is reflected in the Company's statements of operations in “Acquisition-related expenses". As of the acquisition date, the fair value of the contingent consideration was estimated to be $2.9 million and used an estimated gross profit volatility of 66%. As of December 31, 2023, we determined the value of the contingent consideration was zero, based on our forward-looking projections and minimum profit requirements associated with the contingent consideration and reversed the accrual through acquisition expenses. As of September 30, 2024, we determined the value of the contingent consideration remained zero.
Our public warrant liability is valued based on quoted prices in active markets and is classified within Level 1. Since the second quarter 2024, our Class 1 Warrants and Class 2 Warrants were valued using the Black-Scholes-Merton model and a binomial lattice model, respectively, both of which utilize certain Level 3 inputs. Prior to the second quarter of 2024, our Class 1 Warrants and Class 2 Warrants were valued using the Black-Scholes-Merton model and a Monte Carlo simulation, respectively. A significant input to the Monte Carlo simulation included the volatility of movement in the price of the stock underlying the warrants, which was estimated using the historical volatility of our Class A Common Stock over the contractual period of the warrant.
The significant unobservable inputs used for the fair value measurement of our Class 1 Warrants and Class 2 Warrants liabilities as of September 30, 2024 are summarized as follows:

Expected term (years)	4.93 - 5.50
Continuous risk-free rate	3.52% - 4.59%
Expected volatility	125.0% - 145.0%
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

17.Leases
We lease real estate for office space under operating leases. On December 21, 2023, we signed an agreement to sublease a portion of our corporate headquarters office space in Alpharetta, Georgia. The sublease commenced in March 2024. On March 15, 2023, we signed an amendment to our Scottsdale, Arizona lease that extended the lease term. The amended lease has a term of 89 months and total fixed lease payments over the term of the amended lease are $5.7 million. During the year ended December 31, 2023, we entered into a new real estate lease for office space in New York, New York, that commenced on January 31, 2022. The lease has a term of 94 months and the total fixed lease payments over the term of the lease are $7.3 million. On April 25, 2022, we signed a lease agreement for call center office space in Alpharetta, Georgia. On May 12, 2022, we executed our option to lease additional space for the Alpharetta call center. The call center lease commenced on June 3, 2022. The lease has a term of 47 months and total fixed lease payments over the term of the lease are $5.9 million. We consider a lease to have commenced on the date when we are granted access to the leased asset. Several of these leases include escalation clauses for adjusting rentals. As of September 30, 2024, we do not have any active finance leases.
Our real estate leases have remaining lease terms as of September 30, 2024 ranging from 19 months to 96 months, with three of our leases containing an option to extend the term for a period of 5 years exercisable by us, which we are not reasonably certain of exercising at commencement. None of our leases contain an option to terminate the lease without cause at the option of either party during the lease term.
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
We have elected the practical expedient under which lease components would not be separated from the non-lease components for all our classes of underlying assets. Accordingly, each lease component and the non-lease components related to the lease component are accounted for as a single lease component. As of September 30, 2024, the weighted average remaining lease term for our operating leases was approximately 78 months, and the weighted average discount rate for our operating leases was 5.3%. As of December 31, 2023, the weighted average remaining lease term for our operating leases was approximately 84 months, and the weighted average discount rate for our operating leases was 5.3%. We were party to short-term leases during the three and nine months ended September 30, 2024, which resulted in less than $0.1 million and less than $0.1 million of rent expense, respectively. We were party to short-term leases during the three and nine months ended September 30, 2023, which resulted in less than $0.1 million and less than $0.1 million of rent expense, respectively.
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
As of September 30, 2024, we have a safeguarding obligation for crypto of $938.7 million. The safeguarding liability, and corresponding safeguarding asset for crypto on the balance sheet, are measured at the fair value of the crypto held for our customers. We are not aware of any actual or possible safeguarding loss events as of September 30, 2024. Therefore, the safeguarding obligation for crypto and the related safeguarding asset for crypto are recorded at the same amount.
We are responsible for holding the following crypto on behalf of our customers as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Bitcoin	$407,246	$262,231
Ether	179,167	196,016
Shiba Inu	218,422	143,237
Dogecoin	102,143	78,524
Other	31,717	21,548
Safeguarding obligation for crypto	$938,695	$701,556

Safeguarding asset for crypto	$938,695	$701,556
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
The cost basis and fair value of available-for-sale debt securities with unrealized gains and losses included in “Accumulated other comprehensive loss” in the consolidated balance sheets were as follows (in thousands):

	September 30, 2024			December 31, 2023
Available-for-sale securities	Cost Basis	Unrealized Gain, net	Fair Value	Cost Basis	Unrealized Gain, net	Fair Value
Government debt
U.S. treasury bonds	$6,550	$177	$6,727	$17,230	$168	$17,398
Total available-for-sale securities	$6,550	$177	$6,727	$17,230	$168	$17,398
There were no available-for-sale debt securities in an unrealized loss position as of September 30, 2024 or December 31, 2023. We may sell certain investments depending on liquidity needs of the business; however, it is not likely that we will be required to sell the investments before recovery of their respective amortized cost basis. In addition, there were no credit losses on these investments as of September 30, 2024.
The cost basis and fair value of available-for-sale debt securities at September 30, 2024, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	September 30, 2024
	Cost Basis	Fair Value
Due in one year or less	$6,550	$6,727
Due after one year through five years	—	—
Total debt securities - available-for-sale	$6,550	$6,727
20.Subsequent Events
In October 2024, we began investigating a possible wind-down and dissolution of Bakkt Trust due to its lack of market traction and high cost of capital (due to regulatory requirements). As this process has progressed, we have also worked to find strategic alternatives for Bakkt Trust. As we explore these options, we expect to have a lower regulatory capital requirement during the pendency of this process.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of financial condition and results of operations should be read together with the accompanying consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 (this "Report") and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which is incorporated herein by reference. References in this section to “we,” “us,” “our,” “Bakkt” or the “Company” and like terms refer to Bakkt Holdings, Inc. and its subsidiaries for the three and nine months ending September 30, 2024, unless the context otherwise requires. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed above in “Cautionary Statement Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.”
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
Founded in 2018, Bakkt builds technology that connects the digital economy by offering one ecosystem for crypto and loyalty points. We enable our clients to deliver new opportunities to their customers through software as a service (“SaaS”) and application programming interface ("API") solutions that unlock crypto and drive loyalty, powering engagement and performance. The global market for crypto, while nascent, is rapidly evolving and expanding. We believe we are well-positioned to provide innovative, multi-faceted product solutions and grow with this evolving market. Our platform is uniquely positioned to power commerce by enabling consumers, brands, and financial institutions to better manage, transact with and monetize crypto in exciting new ways.
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

Recent Developments
Bakkt Trust Exit
In October 2024, we began investigating a possible wind-down and dissolution of Bakkt Trust due to its lack of market traction and high cost of capital (due to regulatory requirements). As this process has progressed, we have also worked to find strategic alternatives for Bakkt Trust. As we explore these options, we expect to have a lower regulatory capital requirement during the pendency of this process.
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
Reverse Stock Split
On April 29, 2024, following approval by our stockholders and Board of Directors (the "Board"), we effected a reverse stock split (the “Reverse Stock Split”) of our Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”), and Class V Common Stock, par value $0.0001 per share (“Class V Common Stock” and collectively with the Class A Common Stock, the “Common Stock”), at a ratio of 1-for-25 (the “Reverse Stock Split Ratio”), effective as of 12:01 a.m. eastern time on April 29, 2024 (the “Effective Time”). Our Class A Common Stock began trading on a reverse-split adjusted basis on the New York Stock Exchange (the “NYSE”) as of the open of trading on April 29, 2024. After the Effective Time, the Class A Common Stock continues to be listed on the NYSE under the symbol “BKKT”. As such, the Reverse Stock Split has been retroactively applied to all share and per share information throughout this Quarterly Report on Form 10-Q (unless otherwise noted).
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
In a concurrent registered direct offering with ICE (the “ICE Offering”, together with the Third-Party Purchasers offering, the "Concurrent Offerings"), we entered into a purchase agreement with ICE, pursuant to which we issued and sold to ICE an aggregate of 461,361 shares of Class A Common Stock, Class 1 Warrants to purchase an aggregate of 230,680 shares of Class A Common Stock, and Class 2 Warrants to purchase an aggregate of 230,680 shares of Class A Common Stock. The purchase price of each share of Class A Common Stock and accompanying Warrant in the ICE Offering was $21.675.
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
Crypto Market Developments
After a year of significant volatility in crypto asset prices, a loss of confidence in many participants in the crypto asset ecosystem, regulatory actions and adverse publicity around specific companies in 2023, the crypto markets in 2024 continue to be impacted by the broader macroeconomic conditions, including the strength of the overall macroeconomic environment, heightened interest rates, spikes in inflation rates, general market volatility, and geopolitical concerns. We expect the macroeconomic environment and the state of the crypto markets to remain dynamic in the near-term.
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

In January 2024, the SEC approved a number of applications for spot-traded bitcoin exchange-traded funds ("ETFs"). Since then, the crypto market has seen a significant increase in interest from, and participation by, institutional investors. In May 2024, the SEC approved a number of applications for spot-traded Ethereum ETFs, furthering the momentum of institutional investor interest. We believe this increase in institutional interest and adoption intersects with our strengths, as we were originally conceived as an institutionally-focused crypto company.

Bakkt Crypto Solutions Acquisition
On April 1, 2023, we completed the acquisition of 100% of the ownership interests of Bakkt Crypto Solutions. On March 20, 2024, Bakkt Marketplace merged with Bakkt Crypto Solutions, which now operates as Bakkt Crypto. We are leveraging Bakkt Crypto’s proprietary trading platform and existing relationships with liquidity providers to provide a wider range of assets and competitive pricing to our customers. Our acquisition of Bakkt Crypto Solutions complements our B2B2C growth strategy by broadening our business partnerships to fintechs and neobanks. Specifically, Bakkt Crypto offers customers the ability to purchase, sell, store and, in approved jurisdictions, deposit and withdraw approved crypto assets, all from within the applications of its clients with whom customers already have a relationship. Using Bakkt Crypto's platform, customers can purchase approved crypto assets, store crypto assets in custodial wallets, liquidate their holdings, and transfer supported crypto assets between a custodial wallet maintained by Bakkt Crypto and external wallets in certain jurisdictions, if enabled by the client.
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
Following the closing of the acquisition of Bakkt Crypto Solutions and in light of recent regulatory developments, we reviewed all crypto assets then available on the Bakkt Crypto Solutions platform and determined it was appropriate to delist certain of such crypto assets. In effecting such delisting decisions, we attempted to mitigate impacts on our business and customers by affording customers a period in which to exit their positions in the impacted crypto assets as part of an orderly wind-down. The delisting process was completed on September 21, 2023 and we recognized transactional revenue associated with delisted crypto assets of approximately $27.6 million on that date. In September 2024, we added nine crypto assets to our trading service, some of which we had previously delisted.

NYSE Listing Notification
On March 13, 2024, we were notified by NYSE that we were not in compliance with the Listing Rule because the average closing stock price of a share of our Class A Common Stock was less than $1.00 per share over a consecutive 30 trading-day period. Pursuant to the Listing Rule, we had six months following the NYSE notification to regain compliance with the Listing Rule, during which time our Class A Common Stock will continue to be listed on the NYSE.
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
On April 29, 2024, Charles Goodroe resigned from his position as Chief Accounting Officer of the Company, effective May 22, 2024. Effective as of Mr. Goodroe’s resignation, Karen Alexander, the Company’s Chief Financial Officer and principal financial officer, assumed the role of the Company’s principal accounting officer. On July 8, 2024, the Company appointed Joe Henderson as Vice President, Chief Accounting Officer and principal accounting officer of the Company, effective July 8, 2024. Ms. Alexander continues to serve as the Company's Chief Financial Officer following Mr. Henderson's appointment.
Key Factors Affecting Our Performance
Growing Our Client Base
Our ability to increase our revenue stream depends on our ability to grow clients on our platform. We collaborate with leading brands and have built an extensive network across numerous industries including financial institutions, merchants and travel and entertainment. To date, management has been focused on building through clients within a B2B2C model. Our goal is to provide these clients opportunities to leverage our capabilities either through their existing environment or by leveraging our platform. Our acquisition of Bakkt Crypto Solutions complements our B2B2C growth strategy by broadening our business partnerships to fintechs and neobanks.
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
Safeguarding Obligation Liability and Safeguarding Asset Related to Crypto Held for Other Parties
As detailed in Note 18 in the unaudited consolidated financial statements included in this Report, upon the adoption of Staff Accounting Bulletin 121 (“SAB 121”), we recorded a safeguarding obligation liability and a corresponding safeguarding asset related to the crypto held for other parties. As of September 30, 2024, the safeguarding obligation liability related to crypto assets held for other parties was approximately $938.7 million. We have taken steps to mitigate the potential risk of loss for the crypto we hold for other parties, including holding insurance coverage specifically for certain crypto incidents and using secure cold storage to store the vast majority of crypto that we hold. SAB 121 also asks us to consider the legal ownership of the crypto held for other parties, including whether the crypto held for other parties would be available to satisfy general creditor claims in the event of our bankruptcy.
The legal rights with respect to crypto held on behalf of third parties by a custodian, such as us, upon the custodian’s bankruptcy have not yet been settled by courts and are highly fact-dependent. However, based on the terms and conditions of our terms of service and applicable law, in the event that we were to enter bankruptcy, we believe the crypto that we hold in custody for users of our platform should be respected as users’ property (and should not be available to satisfy the claims of our general creditors). We do not allow users to purchase crypto on margin, and crypto held on our platform does not serve as collateral for margin loans. We hold crypto in custody for users in one or more omnibus crypto wallets. We hold cryptographic key information and maintain internal record keeping for the crypto we hold in custody for users, and we are obligated to secure such assets from loss or theft. Our contractual arrangements state that our customers and clients retain legal ownership of the crypto custodied by us on their behalf; they also benefit from the rewards and bear the risks associated with their ownership, including as a result of any price fluctuations. We have been monitoring and will continue to actively monitor legal and regulatory developments and may consider further steps, as appropriate, to support this contractual position so that in the event of our bankruptcy, the crypto custodied by us should not be deemed to be part of our bankruptcy estate. We do not expect potential future cash flows associated with the crypto safeguarding obligation liability.
Key Performance Indicators
We use four key performance indicators (“KPIs”) that are key to understanding our business performance, as they reflect the different ways we enable clients to engage with our platform.
•Crypto-enabled accounts. We define crypto-enabled accounts as the total crypto accounts open on our platform. There were 6.5 million and 6.2 million crypto-enabled accounts as of September 30, 2024 and December 31, 2023, respectively.
•Transacting accounts. We define transacting accounts as unique accounts that perform transactions on our platform each month. We use transacting accounts to reflect how users across our platform use the variety of services we offer, such as buying and selling crypto to facilitate everyday purchases, redeeming loyalty points for travel or merchandise, or converting loyalty points to cash or gift cards. There were 0.6 million and 2.1 million unique monthly transacting accounts during the three and nine months ending September 30, 2024, respectively.
•Notional traded volume. We define notional traded volume as the total notional volume of transactions across crypto and loyalty platforms. The figures we use represent gross values recorded as of the order date. Notional traded volumes were $476.5 million and $2,189.5 million during the three and nine months ending September 30, 2024, respectively.
•Assets under custody. We define assets under custody as the sum of coin quantities held by customers multiplied by the final quote for each coin on the last day of the quarter. Assets under custody were $938.7 million and $701.6 million as of September 30, 2024 and December 31, 2023, respectively.

Results of Operations
The following table is our consolidated statements of operations for the three and nine months ended September 30, 2024 and September 30, 2023, respectively (in thousands, except per share data):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Revenues:
Crypto services	$316,333	$191,750	$1,654,814	$527,526
Loyalty services, net	12,086	13,024	38,085	38,096
Total revenues	328,419	204,774	1,692,899	565,622
Operating expenses:
Crypto costs	312,841	189,428	1,636,514	521,601
Execution, clearing and brokerage fees	2,207	697	11,229	2,902
Compensation and benefits	21,085	24,608	67,997	85,818
Professional services	5,346	1,962	12,620	7,204
Technology and communication	4,234	5,536	13,657	15,647
Selling, general and administrative	8,493	7,447	21,819	21,722
Acquisition-related expenses	—	(739)	66	17,053
Depreciation and amortization	107	3,959	281	10,843
Related party expenses	150	1,033	450	3,145
Goodwill and intangible assets impairments	—	23,325	—	23,325
Impairment of long-lived assets	601	56	889	56
Restructuring expenses	425	—	7,492	4,471
Other operating expenses	313	322	1,122	1,231
Total operating expenses	355,802	257,634	1,774,136	715,018
Operating loss	(27,383)	(52,860)	(81,237)	(149,396)
Interest income, net	1,014	1,177	3,215	3,502
Gain (loss) from change in fair value of warrant liability	19,984	(214)	13,916	(857)
Other (expense) income, net	(20)	379	1,144	33
Loss before income taxes	(6,405)	(51,518)	(62,962)	(146,718)
Income tax benefit (expense)	114	(231)	(116)	(401)
Net loss	(6,291)	(51,749)	(63,078)	(147,119)
Less: Net loss attributable to noncontrolling interest	(3,398)	(34,418)	(35,598)	(98,964)
Net loss attributable to Bakkt Holdings, Inc.	$(2,893)	$(17,331)	$(27,480)	$(48,155)

Net loss per share attributable to Class A Common Stockholders:
Basic	$(0.45)	$(4.74)	$(4.87)	$(13.72)
Diluted	$(0.45)	$(4.74)	$(4.87)	$(13.72)

Three Months Ended September 30, 2024 compared to Three Months Ended September 30, 2023
Financial Summary
The three months ended September 30, 2024 included the following notable items relative to the three months ended September 30, 2023:
•Revenue increased $123.6 million primarily driven by an increase in crypto trading volume compared to the prior year third quarter; and

•Operating expenses increased $98.2 million primarily driven by higher crypto trading costs in connection with higher crypto trading volume compared to the prior year third quarter.
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
Crypto Services Revenue

($ in thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	$ Change	% Change
Crypto services	$316,333	$191,750	$124,583	65.0%
Crypto services revenue increased by $124.6 million, or 65.0%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily driven by increased crypto trading volume due to improved market trading volume for crypto as compared to the prior year third quarter.
Loyalty Services Revenue

($ in thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	$ Change	% Change
Loyalty services, net	$12,086	$13,024	$(938)	(7.2%)
Loyalty services revenue decreased by $0.9 million, or 7.2%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily related to a $0.8 million reduction in transaction revenue and a $0.2 million decrease in subscription and services revenue.
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
Crypto Costs

($ in thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	$ Change	% Change
Crypto costs	$312,841	$189,428	$123,413	65.2%
Crypto costs represent the gross value of crypto sold by our customers on our platform. These costs are measured at the executed price at the time of the trade. Crypto costs increased by $123.4 million, or 65.2%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase reflects increased volume driven by improved crypto market trading relative to the prior year third quarter.

Execution, Clearing and Brokerage Fees

($ in thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	$ Change	% Change
Execution, clearing and brokerage fees	$2,207	$697	$1,510	216.6%
Execution, clearing and brokerage fees primarily represent payments to clients in exchange for driving order flow to our platform. Execution, clearing and brokerage fees increased by $1.5 million during the three months ended September 30, 2024. The increase reflects increased crypto transaction volume as described above.

Compensation and Benefits

($ in thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	$ Change	% Change
Compensation and benefits	$21,085	$24,608	$(3,523)	(14.3%)
Compensation and benefits expense include all salaries and benefits, compensation for contract labor, incentive programs for employees, payroll taxes, share-based and unit-based compensation and other employee related costs.
Our headcount decreased year over year as we undertook restructuring actions and right sized our expense base to meet current market demand. We expect to limit future hiring and further optimize our headcount as we complete development projects on our platform. Compensation and benefits expense is a significant component of our operating expenses, and we expect this will continue to be the case. However, we expect that our compensation and benefits expenses will decrease as a percentage of our revenue over time. Compensation and benefits decreased by $3.5 million, or 14.3%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily due to decreases of $2.7 million in salaries and wages and $0.6 million in non-cash compensation.
Professional Services

($ in thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	$ Change	% Change
Professional services	$5,346	$1,962	$3,384	172.5%
Professional services expense includes fees for accounting, legal and regulatory fees. Professional services increased by $3.4 million, or 172.5%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily due to an increase of $3.0 million in legal fees, mainly in relation to strategic and transformational initiatives, and an increase of $0.4 million in audit and tax fees.
Technology and Communication

($ in thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	$ Change	% Change
Technology and communication	$4,234	$5,536	$(1,302)	(23.5%)
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

Technology and communications expense also includes fees paid for access to external market data and associated licensing costs, which may be impacted by growth in electronic contract volume, our capacity requirements, changes in the number of telecommunications hubs, and connections with customers to access our electronic platforms directly. Technology and communications expense decreased by $1.3 million, or 23.5%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily due to a decrease of $0.9 million in hardware and software license fees, and a decrease of $0.4 million in hosting fees. We expect these costs to decline in the future as we optimize our operational footprint.
Selling, General and Administrative

($ in thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	$ Change	% Change
Selling, general and administrative	$8,493	$7,447	$1,046	14.0%
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
Selling, general and administrative costs increased by $1.0 million, or 14.0%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The increase was primarily due to a $1.1 million settlement payment made in July 2024 to terminate a five year strategic marketing agreement that we entered into in 2023.
Acquisition-related Expenses

($ in thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	$ Change	% Change
Acquisition-related expenses	$—	$(739)	$739	(100.0%)
Acquisition-related expenses increased by $0.7 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. Acquisition-related expenses for the three months ended September 30, 2023 included a reversal of accrued investment banking fees and adjustment to the contingent consideration, both related to the acquisition of Bakkt Crypto.
Depreciation and Amortization

($ in thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	$ Change	% Change
Depreciation and amortization	$107	$3,959	$(3,852)	(97.3%)
Depreciation and amortization expense consists of amortization of intangible assets from business acquisitions and internally developed software and depreciation of purchased software and computer and office equipment over their estimated useful lives. Depreciation and amortization decreased by $3.9 million, or 97.3%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was primarily due to lower net book values of intangible assets and property, equipment and software after impairments were recognized in 2023.

Related Party Expenses

($ in thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	$ Change	% Change
Related party expenses	$150	$1,033	$(883)	(85.5%)
Related party expenses consist of fees for transition services agreements. Related party expenses decreased by $0.9 million, or 85.5%, for the three months ended September 30, 2024 compared to the three months ended September 30, 2023. The decrease was due to the termination of the ICE transition services agreement in December 2023.
Gain (loss) from Change in Fair Value of Warrant Liability

($ in thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	$ Change	% Change
Gain (loss) from change in fair value of warrant liability	$19,984	$(214)	$20,198	n/m
We recorded a gain of $20.0 million during the three months ended September 30, 2024 for the change in fair value on the revaluation of our warrant liabilities associated with our public warrants and the Class 1 and Class 2 warrants from the Concurrent Offerings. We recorded a loss of $(0.2) million during the three months ended September 30, 2023 for the change in fair value on the revaluation of our warrant liability associated with our public warrants. These are non-cash losses and gains which are driven by fluctuations in the market price of our public warrants and valuation of our warrants from the Concurrent Offerings.
Other (Expense) Income, net

($ in thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	$ Change	% Change
Other (expense) income, net	$(20)	$379	$(399)	n/m
Other (expense) income, net primarily consists of non-operating gains and losses. During the three months ended September 30, 2024, we had other expense of $20.0 thousand primarily related to foreign currency translation offset by sublease rental income. During the three months ended September 30, 2023, we had other income of $0.4 million primarily related to foreign currency translation.
Income Tax Benefit (Expense)

($ in thousands)	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	$ Change	% Change
Income tax benefit (expense)	$114	$(231)	$345	(149.4%)
Income tax benefit (expense) during the three months ended September 30, 2024 and 2023 primarily consists of current state tax expense related to certain state jurisdictions wherein we are required to file income tax returns.
Nine Months Ended September 30, 2024 compared to Nine Months Ended September 30, 2023
Financial Summary
The nine months ended September 30, 2024 included the following notable items relative to the nine months ended September 30, 2023:
•Revenue increased $1,127.3 million primarily driven by a significant increase in crypto trading revenue due to our acquisition of Bakkt Crypto on April 1, 2023; and

•Operating expenses increased $1,059.1 million primarily driven by increased crypto trading costs in connection with our acquisition of Bakkt Crypto, partially offset by decreases in acquisition costs and compensation and benefits.
Crypto Services Revenue

($ in thousands)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	$ Change	% Change
Crypto services	$1,654,814	$527,526	$1,127,288	213.7%
Crypto services revenue increased by $1,127.3 million, or 213.7%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily driven by increased crypto trading volume due to our acquisition of Bakkt Crypto Solutions, including a full nine months of crypto services revenue for Bakkt Crypto Solutions in 2024 compared to six months of crypto services revenue for Bakkt Crypto Solutions in 2023 following the April 1, 2023 acquisition date.
Loyalty Services Revenue

($ in thousands)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	$ Change	% Change
Loyalty services, net	$38,085	$38,096	$(11)	—%
Loyalty services revenue did not materially change for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 following a $2.0 million increase in subscription and services revenue, which was offset by $2.0 million decline in transaction volume. Approximately half of the increase in subscription and services revenue was driven by an adjustment to the remaining life of one of our service contracts.
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
Crypto Costs

($ in thousands)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	$ Change	% Change
Crypto costs	$1,636,514	$521,601	$1,114,913	213.7%
Crypto costs increased by $1,114.9 million, or 213.7%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase reflects increased volume driven by our acquisition of Bakkt Crypto on April 1, 2023.
Execution, Clearing and Brokerage Fees

($ in thousands)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	$ Change	% Change
Execution, clearing and brokerage fees	$11,229	$2,902	$8,327	286.9%
Execution, clearing and brokerage fees increased $8.3 million, or 286.9%, during the nine months ended September 30, 2024. The increase reflects increased volume driven by our acquisition of Bakkt Crypto on April 1, 2023.

Compensation and Benefits

($ in thousands)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	$ Change	% Change
Compensation and benefits	$67,997	$85,818	$(17,821)	(20.8%)
Compensation and benefits decreased by $17.8 million, or 20.8%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily due to decreases of $8.4 million in salaries and wages, $6.6 million in non-cash compensation and incentive bonuses, and $2.4 million in contract labor.
Professional Services

($ in thousands)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	$ Change	% Change
Professional services	$12,620	$7,204	$5,416	75.2%
Professional services increased by $5.4 million, or 75.2%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily due to increases of $2.1 million in audit and tax fees, and $3.3 million in legal fees, mainly in relation to strategic and transformational initiatives.
Technology and Communication

($ in thousands)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	$ Change	% Change
Technology and communication	$13,657	$15,647	$(1,990)	(12.7%)
Technology and communications expense decreased by $2.0 million, or 12.7%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily due to a decrease of $1.7 million in hardware and software license fees and of $0.2 million in telecommunications fees.
Selling, General and Administrative

($ in thousands)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	$ Change	% Change
Selling, general and administrative	$21,819	$21,722	$97	0.4%
Selling, general and administrative costs increased by $0.1 million, or 0.4%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The increase was primarily due to a $1.7 million increase in marketing promotions and a $0.4 million in bank charges. This increase was offset by a $2.0 million reduction in insurance expense.
Acquisition-related Expenses

($ in thousands)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	$ Change	% Change
Acquisition-related expenses	$66	$17,053	$(16,987)	n/m
Acquisition-related expenses decreased by $17.0 million for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. Acquisition-related expenses for the nine months ended September 30, 2023 primarily consist of changes in the fair value of the contingent consideration associated with the acquisition of Bakkt Crypto and fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms related to the acquisitions of Bakkt Crypto and Bakkt Brokerage.

Depreciation and Amortization

($ in thousands)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	$ Change	% Change
Depreciation and amortization	$281	$10,843	$(10,562)	(97.4%)
Depreciation and amortization decreased by $10.6 million, or 97.4%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was primarily due to lower net book values of intangible assets and property, equipment and software after impairments were recorded in 2023.
Related Party Expenses

($ in thousands)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	$ Change	% Change
Related party expenses	$450	$3,145	$(2,695)	(85.7%)
Related party expenses decreased by $2.7 million, or 85.7%, for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023. The decrease was due to the expiration of the ICE transition services agreement in December 2023.
Restructuring Expenses

($ in thousands)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	$ Change	% Change
Restructuring expenses	$7,492	$4,471	$3,021	67.6%
Restructuring expenses of $7.5 million during the nine months ended September 30, 2024 consist of $4.9 million of accelerated vesting of non-cash compensation related to the termination of a former executive and certain employees and $2.2 million of severance costs.
Gain (Loss) from Change in Fair Value of Warrant Liability

($ in thousands)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	$ Change	% Change
Gain (Loss) from change in fair value of warrant liability	$13,916	$(857)	$14,773	n/m
We recorded a gain of $13.9 million during the nine months ended September 30, 2024 for the change in fair value on the revaluation of our warrant liabilities associated with our public warrants and warrants from the Concurrent Offerings. We recorded a loss of $0.9 million during the nine months ended September 30, 2023 for the change in fair value on the revaluation of our warrant liability associated with our public warrants. These are non-cash losses and gains and are driven by fluctuations in the market price of our public warrants and valuation of our warrants from the Concurrent Offerings.
Other Income, net

($ in thousands)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	$ Change	% Change
Other income, net	$1,144	$33	$1,111	n/m
Other income, net primarily consists of non-operating gains and losses. During the nine months ended September 30, 2024, we recognized income of $1.1 million primarily related to foreign currency translation and sublease rental income. During the nine months ended September 30, 2023, we recognized income of $33.0 thousand primarily related to foreign currency translation.
Income Tax Expense

($ in thousands)	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	$ Change	% Change
Income tax expense	$(116)	$(401)	$285	(71.1%)
Income tax expense during the nine months ended September 30, 2024 primarily consists of current state tax expense related to certain state jurisdictions wherein we are required to file income tax returns. Income tax expense during the nine months ended September 30, 2023 primarily consists of current state tax expense related to certain state jurisdictions wherein we are required to file income tax returns and an increase to our valuation allowance related to the goodwill recognized from the acquisition of Bakkt Crypto.
Liquidity and Capital Resources
As of September 30, 2024, we had $29.0 million and $35.3 million of cash and cash equivalents and restricted cash, respectively. Additionally, as of September 30, 2024, we had $6.7 million of available-for-sale debt securities that mature over the next one to four months. Cash and cash equivalents consist of cash deposits at banks and money market funds. Restricted cash is held to satisfy certain minimum capital requirements pursuant to regulatory requirements, or as collateral for insurance contracts and our purchasing card facility.
As discussed above, we consummated the Concurrent Offerings in March and April 2024. We raised net proceeds from the Concurrent Offerings of approximately $46.5 million, after deducting the placement agent’s fees and offering expenses payable by us.
On August 12, 2024, Bakkt and Opco executed a secured revolving credit facility with Intercontinental Exchange Holdings, Inc (the "Lender", the credit facility herein referred to as the "ICE Credit Facility"), with certain subsidiaries of Bakkt to be party thereto from time to time, as guarantors, whereby the Lender agreed to provide for a $40.0 million secured revolving line of credit to us for working capital and general corporate purposes. Any borrowings under the facility made prior to December 31, 2024 require the consent of the Lender. For the period beginning December 31, 2024 through March 30, 2025, Opco can borrow up to an aggregate principal amount (excluding any capitalized interest) of $10.0 million. For the period beginning March 31 through June 29, 2025, Opco can borrow up to an aggregate principal amount (excluding any capitalized interest) of $20.0 million. From the period beginning June 30 through September 29, 2025, Opco can borrow up to an aggregate principal amount (excluding any capitalized interest) of $30.0 million. On or after September 30, 2025, Opco can borrow up to an aggregate principal amount (excluding any capitalized interest) of $40.0 million. As of September 30, 2024, no loans were outstanding under the ICE Credit Facility.
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

We intend to use our unrestricted cash, inclusive of the net proceeds from the Concurrent Offerings, and proceeds from maturity of available-for-sale debt securities primarily to fund our day-to-day operations, including, but not limited to funding our regulatory capital requirements, compensating balance arrangements and other similar commitments, each of which is subject to change, and as available (i) activate new crypto clients, (ii) maintain our product development efforts, and (iii) optimize our technology infrastructure and operational support. We continue to evaluate our headcount and expense base. We have taken action to right-size headcount since 2022. Excluding the cash purchase price to acquire Bakkt Crypto Solutions in 2023, we expect our operating cash usage in 2024 (exclusive of potential acquisitions or other strategic initiatives) to decline from 2023 levels driven by the combined impact of increased revenue and expense reductions related to the completion of large-dollar investments in 2023 and benefits from restructuring actions. In addition, we may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies or intellectual property rights. However, we have no agreements or commitments with respect to any such acquisitions or investments at this time. Our expected uses of available funds are based on our present plans, objectives and business condition. Based on fully implemented operating budgets and forecasts, which exclude forecasts for new products or markets, our cash and proceeds from the maturity of available for sale debt securities, along with the ICE Credit Facility, as of the date of the filing of this Report are estimated to fund our operations for at least 12 months. However, there are certain risks associated with this determination. Please see “Risk Factors - We might not be able to continue as a going concern.” elsewhere in this Report for more information.
Our future cash requirements will depend on many factors, including our revenue growth rate, the timing and extent of overhead, sales and marketing expenditures to support projected growth, and our ability to limit our software development investments to features and functionality with a clear line of sight to revenue generation. We made substantial investments in our platforms in 2023, which we expect will enable us to simplify our organization and focus on the core capabilities that are critical to our strategy. However, there are certain risks associated with this determination. Please see “Risk Factors - We might not be able to continue as a going concern.” elsewhere in this Report for more information.
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net cash used in operating activities	$(52,605)	$(53,891)
Net cash provided by investing activities	$7,895	$65,710
Net cash provided by (used in) financing activities	$44,078	$(2,502)
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
Net cash flows used in operating activities of $52.6 million for the nine months ended September 30, 2024 was primarily related to our net loss of $63.1 million, offset by net cash inflows resulting from changes in our operating assets and liabilities of $9.2 million and non-cash charges of $1.3 million. Net cash inflows from changes in our operating assets and liabilities for the nine months ended September 30, 2024 resulted primarily from a $18.6 million increase in customer funds and a decrease in prepaid insurance of $7.4 million, partially offset by a decrease of accounts payable and accrued liabilities of $13.5 million. The non-cash charges primarily consisted of share-based compensation of $13.0 million, gain from change in fair value of warrant liability of $(13.9) million, and non-cash lease expense of $1.0 million.
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
Investing Activities
Net cash flows provided by investing activities of $7.9 million for the nine months ended September 30, 2024 consisted of the receipt of $36.7 million of proceeds from the sale of available-for-sale securities, partially offset by the purchase of $26.0 million of available-for-sale debt securities and $2.8 million of capitalized costs of internally developed software for our technology platforms.
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
Financing Activities
Net cash flows provided by financing activities of $44.1 million during the nine months ended September 30, 2024 primarily consisted of $46.5 million in proceeds from our Concurrent Offerings, partially offset by the repurchase and retirement of $2.4 million of Class A Common Stock that was withheld from vested equity grants.
Net cash flows used in financing activities of $2.5 million during the nine months ended September 30, 2023 resulted from the repurchase and retirement of Class A common stock that was withheld from vested restricted stock units and performance stock units.
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
The TRA provides for the payment by us to exchanging holders of Opco Common Units of 85% of certain net income tax benefits, if any, that we realize (or in certain cases are deemed to realize) as a result of these increases in tax basis related to entering into the TRA, including tax benefits attributable to payments under the TRA. This payment obligation is an obligation of the Company and not of Opco. For purposes of the TRA, the cash tax savings in income tax will be computed by comparing our actual income tax liability (calculated with certain assumptions) to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the assets of Opco as a result of Opco having an election in effect under Section 754 of the Code for each taxable year in which an exchange of Opco Common Units for Class A Common Stock occurs and had we not entered into the TRA. Such change will be calculated under the TRA without regard to any transfers of Opco Common Units or distributions with respect to such Opco Common Units before the exchange under the Exchange Agreement to which Section 743(b) or 734(b) of the Code applies. As of September 30, 2024, 1,043,210 Opco Common Units were exchanged for Class A Common Stock. Based on our history of taxable losses, we have concluded that it is not probable to expect cash tax payments in the foreseeable future and as such, no value has been recorded under the TRA.
Contractual Obligations and Commitments
The following is a summary of our significant contractual obligations and commitments as of September 30, 2024 (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Purchase obligations(1)	$5,000	$10,500	$—	$—	$15,500
Future minimum operating lease payments(2)	5,396	8,345	7,709	7,765	29,215
Total contractual obligations	$10,396	$18,845	$7,709	$7,765	$44,715
(1)Represents minimum commitment payments under a four-year cloud computing arrangement. In December 2023, we agreed to amend the cloud computing arrangement and extended the payment period for an additional year.
(2)Represents rental payments under operating leases with remaining non-cancellable terms in excess of one year.
On April 7, 2022, we entered into a corporate card services agreement with Bank of America to provide a purchasing card facility that we utilize for redemption purchases made from vendors as part of our loyalty redemption platform. Expenditures made using the purchasing card facility are payable at least bi-monthly, are not subject to formula-based restrictions and do not bear interest if amounts outstanding are paid when due and in full. The purchasing card facility requires us to maintain a concentration account with the lender subject to a minimum liquidity maintenance requirement of $7.0 million along with the accounts receivable of our subsidiary, within the loyalty business. Bakkt Holdings, Inc. serves as the guarantor on behalf of our subsidiary under the commercial purchasing card facility. We began using the purchasing card facility in August 2022. In March 2024, Bank of America required us to pledge as collateral the amounts which were previously required to be maintained in the concentration account. In April 2024, Bank of America reduced our credit line associated with the purchasing card facility from $35.0 million to $20.0 million. There is no defined maturity date for the purchasing card facility.
Non-GAAP Financial Measures
The unaudited interim consolidated financial statements included in this Report are prepared in accordance with United States generally accepted accounting principles (“GAAP”). We use non-GAAP financial measures to assist in comparing our performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our core operations. We believe that presenting non-GAAP financial measures is useful to investors because it (a) provides investors with meaningful supplemental information regarding financial performance by excluding certain items that we believe do not directly reflect our core operations, (b) permits investors to view performance using the same tools that we use to budget, forecast, make operating and strategic decisions, and evaluate historical performance, and (c) otherwise provides supplemental information that may be useful to investors in evaluating our results.
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
The following table presents a reconciliation of net loss, the most directly comparable GAAP operating performance measure, to our Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net loss	$(6,291)	$(51,749)	$(63,078)	$(147,119)
Depreciation and amortization	107	3,959	281	10,843
Interest income, net	(1,014)	(1,177)	(3,215)	(3,502)
Income tax (benefit) expense	(114)	231	116	401
EBITDA	(7,312)	(48,736)	(65,896)	(139,377)
Acquisition-related expenses	—	(739)	66	17,053
Share-based and unit-based compensation expense	2,584	3,297	13,003	15,584
Cancellation of common units	—	(13)	—	(13)
Loss (gain) from change in fair value of warrant liability	(19,984)	214	(13,916)	857
Goodwill and intangible assets impairments	—	23,325	—	23,325
Impairment of long-lived assets	601	56	889	56
Restructuring expenses	425	—	7,492	4,471
Shelf registration expenses	—	—	200	—
Transition services expense	—	1,033	300	3,145
Adjusted EBITDA loss	$(23,686)	$(21,563)	$(57,862)	$(74,899)
Adjusted EBITDA loss for the three months ended September 30, 2024 increased by $2.1 million or 9.8% as compared to the three months ended September 30, 2023. The increased loss was primarily due to a $1.3 million decrease in revenue less crypto costs and execution, clearing and brokerage fees, a $3.4 million increase in professional fees, and a

$1.0 million increase in selling, general and administrative expenses, partially offset by a $2.5 million decrease in compensation and benefits expense.
Adjusted EBITDA loss for the nine months ended September 30, 2024 decreased by $17.0 million or 22.7% as compared to the nine months ended September 30, 2023. The decreased loss was primarily due to the contribution of increased revenues and a $16.8 million decrease in compensation and benefits expense, partially offset by a $5.4 million increase in professional fees.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP, which requires us to make estimates and apply judgments that affect the reported amounts. In our notes to the unaudited consolidated financial statements, we describe the significant accounting policies used in preparing the consolidated financial statements. Our management has discussed the development, selection, and disclosure of our critical accounting policies and estimates with the Audit and Risk Committee of our Board of Directors. For further information about our critical accounting policies and estimates, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 25, 2024 (our "Form 10-K"). There have been no material changes to our critical accounting policies and estimates since our Form 10-K.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2024, our disclosure controls and procedures were not effective because of the previously identified material weakness in our internal control over financial reporting described further below.
Previously Reported Material Weakness
As previously disclosed in Part I, Item 4, "Controls and Procedures" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 15, 2024, we identified a material weakness in our internal control over financial reporting relating to the review of the work performed by a third-party valuation specialist. The specialist was used in the valuation of our Class 1 Warrants and Class 2 Warrants issued in connection with the Concurrent Offerings.
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
Changes in Internal Control Over Financial Reporting
Except as described above, there were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We intend to use our unrestricted cash, inclusive of the net proceeds from the Concurrent Offerings, and proceeds from maturity of available-for-sale debt securities together with amounts available for borrowings under the ICE Credit Facility primarily to fund our day-to-day operations, including, but not limited to funding our regulatory capital requirements, compensating balance arrangements and other similar commitments, each of which is subject to change, and as available, to (i) activate new crypto clients, (ii) launch new crypto products in the institutional space and maintain our product development efforts, and (iii) optimize our technology infrastructure and operational support. Substantial doubt was initially raised about our ability to continue as a going concern in connection with the filing of our Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2023. In connection with the filing of subsequent amendments thereto, we disclosed that, without additional equity financing, we could not conclude that we could maintain our operations for a period of at least 12 months from the dates of such filings. We subsequently closed on the Concurrent Offerings and, most recently, the ICE Credit Facility (see Note 8, Related Parties in the accompanying notes to the consolidated financial statements included in Part I, Item 1 of this Report for additional information) that, when considered with management’s other plans, resulted in management concluding that we have sufficient capital to continue as a going concern for at least 12 months from the date of this Report. However, that determination may change in the future. If we cannot continue as a viable entity, our stockholders will likely lose most or all of their investment in us.
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
We have funded our operations since inception primarily through equity financings and payments received from our platform. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. For example, in Concurrent Offerings we issued and sold an aggregate of 1,858,062 shares of our Class A Common Stock, warrants to purchase an aggregate of 2,306,800 shares of Class A Common Stock at an exercise price of $25.50 per share, and pre-funded warrants to purchase an aggregate of 448,742 shares of Class A Common Stock at an exercise price of $0.0001 per share for aggregate net proceeds of $46.5 million. Furthermore, while the ICE Credit Facility allows us to borrow up to $40,000,000, there are certain limitations on such borrowings, including a prohibition on incurring any borrowings prior to December 31, 2024 and graduated availability thereafter through September 29, 2025.
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
If we are not able to maintain compliance with the covenants under the ICE Credit Facility or are unsuccessful in obtaining waivers or amendments for any covenant defaults in the future, in addition to other actions ICE may require, the amounts outstanding under the ICE Credit Facility may become immediately due and payable and ICE may terminate its commitment to provide any revolving loans. This immediate payment and loss of access to revolving loans may negatively impact our financial condition. In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely harm our ability to incur additional indebtedness on acceptable terms. Our cash flow and capital resources may be insufficient to pay interest and principal on our debt in the future. If that should occur, our capital raising or debt restructuring measures may be unsuccessful or inadequate to meet our scheduled debt service obligations, which could cause us to default on our obligations and further impair our liquidity.
Our ability to make scheduled payments on our debt and other financial obligations and comply with financial covenants depends on our financial and operating performance. Our financial and operating performance will continue to be subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Failure within any applicable grace or cure periods to make such payments or any other non-financial or restrictive covenant, would create a default under our ICE Credit Facility. Our cash flow and existing capital resources may be insufficient to repay our debt at maturity, in which such case prior thereto we would have to extend such maturity date, or otherwise repay, refinance and or restructure the obligations under the ICE Credit Facility, including with proceeds from the sale of assets, and additional equity or debt capital. If we are unsuccessful in obtaining such extension, or entering into such repayment, refinance or restructure prior to maturity, or any other default existed under the ICE Credit Facility, ICE could accelerate the indebtedness under the ICE Credit Facility and terminate its commitments, or seek other remedies, which would jeopardize our ability to continue our current operations.
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
Additionally, the ICE Credit Facility contains certain conditions and covenants, including negative covenants that restrict our ability to engage in certain transactions, which may limit our ability to respond to changes in business and economic conditions. Such negative covenants include, among other things, limitations on our ability and the ability of our subsidiaries to incur debt or liens, make investments (including acquisitions), sell assets and pay dividends on our capital stock. For additional detail, see Note 8 in the unaudited consolidated financial statements included in this Report.
A large percentage of our revenue is concentrated with a small number of clients; the loss of any such client would materially and adversely affect our business, financial condition, results of operations and future prospects. Moreover, because of our B2B2C go-to-market model, the loss of any client - regardless of the reason - increases the risk that the customers that originally emanated from that client will transition to another provider or stop doing business with us, which would harm our business.
The concentration of a significant portion of our business and transaction volume with a limited number of clients exposes us disproportionately to the risk of any of those clients choosing to no longer partner with us, to the economic performance of such clients or their respective industries or to any events, circumstances, or risks affecting such clients or their respective industries. For example, our largest client has indicated that it is considering expanding its internal capabilities in a manner that, once complete, would likely result in the non-renewal for our services. Our clients may terminate or reduce their use of our services, including their transaction volumes, for any number of reasons, including if they are not satisfied with our services, the value proposition of our services or platform, or our ability to meet their needs and expectations. We cannot accurately predict clients’ usage levels and the loss of clients or reductions in their usage levels of our services or transaction volumes. Any such loss or reduction could make our platform less appealing to existing and potential clients. Accordingly, the loss of any significant client relationship could materially and adversely affect our business, results of operations, financial condition and future prospects.
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

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Amendment No. 1 To Membership Interest Purchase Agreement, dated as of March 30, 2023, by and among the Company, Bakkt Marketplace, Apex Fintech Solutions Inc. and Apex Crypto, LLC.	8-K	001-39544	2.2	April 3, 2023

3.1	Certificate of Incorporation of the Company, as currently in effect	S-8	333-280724	4.1	July 29, 2024

3.2	By-laws of the Company, as currently in effect	8-K	001-39544	3.2	October 21, 2021

10.1	Amendment No. 2 to Bakkt Holdings, Inc. 2021 Omnibus Incentive Plan	S-8	333-280724	4.6	July 9, 2024

10.2	Revolving Credit Agreement, dated as of August 12, 2024, by and among the Company, Bakkt Opco Holdings LLC, as borrower, certain subsidiaries of the Company and Intercontinental Exchange Holdings, Inc., as lender.	10-Q	001-39544	10.2	August 15, 2024

10.3*	Outside Director Compensation Program

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Bakkt Holdings, Inc.

Date: November 14, 2024	By:	/s/ Andrew Main
Andrew Main
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 14, 2024	By:	/s/ Karen Alexander
Karen Alexander
Chief Financial Officer (Principal Financial Officer)

Date: November 14, 2024	By:	/s/ Joseph Henderson
Joseph Henderson
Chief Accounting Officer (Principal Accounting Officer)