Form 10-K
period 2024-12-31
Bakkt Holdings, Inc.
filed 2025-03-20
CIK 1820302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-K
___________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2024 was approximately $107.5 million. Shares of the registrant’s Class A Common Stock and shares of the registrant’s Class V Common Stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of March 7, 2025, there were 6,532,626 shares of the registrant’s Class A common stock, 7,177,774 shares of Class V common stock, 7,140,383 public warrants, 1,153,200 Class 1 warrants and 864,650 Class 2 warrants outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement relating to the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Unless the context otherwise requires, all references to “Bakkt,” “we,” “us,” “our,” or the “Company” in this Annual Report on Form 10-K (this “Form 10-K”) refer to Bakkt Holdings, Inc. and its subsidiaries.
This Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. You can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would,” the negative of such terms, and other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to our business. Forward-looking statements in this Form 10-K may include, for example, statements about:
•    our future financial performance;
•    changes in the market for our products and services;
•the growth of the crypto industry and the improving regulatory environment for crypto:
•    our restructuring initiative and future potential reductions of expenses;
•the expected impact to our business of offering stablecoin-based payment and working with DTR (as defined below) under the Cooperation Agreement (as defined below);
•the expected disposition of Bakkt Trust (as defined below) and strategic evaluation of our loyalty business; and
•    expansion plans and opportunities.
These forward-looking statements are based on information available as of the date of this Form 10-K and management’s current expectations, forecasts and assumptions, and involve a number of judgments, known and/or unknown risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date. We do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable law.
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
•the conditions and events that raised substantial doubt about our ability to continue as a going concern;
•changes in our business strategy;
•changes in the markets in which we compete, including with respect to our competitive landscape, technology evolution or changes in applicable laws or regulations;
•changes in the markets that we target;
•volatility and disruptions in the crypto market that subject us to additional risks, including the risk that banks may not provide banking services to us and market sentiment regarding cryptocurrencies;

•the possibility that we may be adversely affected by other macroeconomic, geopolitical, business, and/or competitive factors, including elevated and fluctuating interest rates, inflationary pressures, instability in the global banking system, economic downturns, and other global events;
•the concentration of our Crypto services revenue with a single client that has notified us it will not be renewing its agreement with us;
•our ability to realize the benefits under the Cooperation Agreement or to consummate a transaction with DTR on acceptable terms or at all;
•our ability to launch new services and products or to profitably expand into new markets and services, or the inability to continue offering existing services or products;
•our ability to execute our growth strategies, including identifying and executing acquisitions and divestitures and our initiatives to add new clients;
•our ability to maintain and grow our existing customer relationships;
•our ability to reach definitive agreements with our expected commercial counterparties;
•our ability to achieve the expected benefits from the expected disposition of Bakkt Trust (as defined below) and the possible disposition or winddown of our loyalty business;
•our inability to reduce cash expenses and align headcount and employee-related costs with our budget priorities;
•our failure to comply with extensive government regulations, oversight, licensure and appraisals;
•the uncertain and evolving regulatory regime governing blockchain technologies and crypto;
•our ability to establish and maintain effective internal controls and procedures;
•our exposure to any liability, protracted and costly litigation, settlement expenses or reputational damage relating to legal proceedings or our data security;
•the impact of any goodwill or other intangible assets impairments on our operating results;
•our ability to maintain the listing of our securities on the New York Stock Exchange (the “NYSE”); and
•other risks and uncertainties indicated in this Form 10-K, including those set forth under “Risk Factors.”

PART I
Item 1. Business
Overview
In this section and elsewhere in this Form 10-K, we use the following terms, which are defined as follows:
•“Client” means businesses with whom we contract to provide services to customers on our platform, and includes financial institutions, hedge funds, merchants, retailers, third party partners, and other businesses (except in the accompanying notes to the consolidated financial statements, where we refer to revenue earned from customers, instead of clients). The term customers is in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers.
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
Founded in 2018, Bakkt builds technology that enables our clients to deliver new opportunities to their customers through Software as a Service (“SaaS”) and Application Programming Interface (“API”) solutions that provide crypto trading capabilities and loyalty solutions for our clients and customers. The global market for crypto, while nascent, is rapidly evolving and expanding. We believe we are well-positioned to provide innovative, multi-faceted product solutions and grow with this evolving market. Our platform is well positioned to power commerce by enabling businesses, institutions, and consumers to better manage, transact with and monetize crypto assets.
Our platform is built to accommodate various crypto assets and offers clients the flexibility to choose some or all of our capabilities, and the manner in which these capabilities are enabled for consumers, based on each client’s needs and objectives. Some clients choose to enable our capabilities directly in their experience, while others want a “ready-to-go” storefront and leverage capabilities such as our web-based technology. Our institutional-grade platform, born out of our former parent company, Intercontinental Exchange, Inc. (“ICE”), supports “know your customer” (“KYC”) and anti-money laundering (“AML”) capabilities, and other anti-fraud measures to combat financial crime.
Our Corporate Structure
We operate primarily through the following entities:
Bakkt Crypto:
Bakkt Crypto Solutions, LLC (“Bakkt Crypto”), through business partnerships with clients, offers customers of those clients the ability to purchase, sell, store and, in approved jurisdictions, deposit and withdraw approved crypto assets, all from within the applications of our clients with whom customers already have a relationship. Using Bakkt Crypto’s platform, customers can purchase approved crypto assets, store crypto assets in custodial wallets, liquidate their holdings, and transfer supported crypto assets between a custodial wallet maintained by Bakkt Crypto and external wallets in certain jurisdictions, if enabled by the client. Bakkt Crypto’s proprietary trading platform and relationships with liquidity providers provide access to a wide range of crypto assets and competitive pricing to our customers.
Our agreements with clients provide for licensing of their front-end trading platforms by Bakkt Crypto and cooperation between the parties in facilitating customers’ transactions in crypto assets. The agreements are generally for a term of either one or two years and can be terminated by either party for breach or in case of a change of control. Generally, the agreements also contain provisions giving Bakkt Crypto discretion in the choice of crypto assets offered to each client through its platform and, in some cases, exclusivity covenants pursuant to which clients have agreed not to refer their customers to other crypto asset trading platforms.
Bakkt Crypto regularly explores additional ways to innovate and provide additional products and services to its clients. For example, subject to applicable regulatory approvals, Bakkt Crypto intends to expand the provision of trading services for institutional clients.
Bakkt Crypto holds a New York State virtual currency license (commonly referred to as a “BitLicense”) and money transmitter licenses from all states throughout the United States (“U.S.”) where such licenses are required for the operation of its business, and is registered as a money services business with the Financial Crimes Enforcement Network of the U.S. Department of the Treasury (“FinCEN”). Bakkt Crypto is also able to provide fiat funding services where a client does not have that capability.
BakktX ECN, LLC:
In 2024, we formed BakktX ECN, LLC principally in connection with our planned launch of an institutionally-focused trading platform known as an electronic communications network (“ECN”), as well as advanced trading infrastructure, which we collectively refer to as “BakktX.” As part of this effort, we have licensed Crossover Technologies proprietary matching technology that allows clearinghouses and other trading institutions to employ smart order routing for trade matching for their users. BakktX order matching technology is currently being utilized by Bakkt’s in-house, retail-facing principal brokerage, Bakkt Crypto, to offer US clients and their customers, except for customers and clients in New York, where BakktX remains subject to regulatory approval, more competitive crypto asset pricing and greater efficiency, reliability and scalability for their platforms. Given the immediate opportunities to support the rapidly expanding U.S. retail crypto market and BakktX’s capability to service that market, we have paused our efforts to integrate a third-party central counterparty clearing partner or other risk management solutions, while continuing to develop service offerings that will facilitate direct institutional integration with highly competitive and customizable liquidity options.
Bakkt Loyalty Solutions:
Bakkt’s Loyalty Solutions business enables clients (including financial institutions, airlines and other loyalty sponsors) to enable their customers—who hold their loyalty points—to redeem those points for items including travel and merchandise. To that end, Bakkt’s Loyalty Solutions business enables point redemption and fulfillment (including travel reservations). This business operates primarily in the United States and in Canada under the legal entities Bridge2 Solutions, LLC, Bridge2 Solutions Canada Ltd and Aspire Loyalty Travel Solutions, LLC.

Recent Developments
Bakkt Trust Exit
In October 2024, we began investigating a possible wind-down and dissolution of Bakkt Trust Company LLC (“Bakkt Trust”) due to its lack of market traction and high cost of capital (due to regulatory requirements). As this process has progressed, we have also worked to find strategic alternatives for Bakkt Trust. In November 2024, we amended Bakkt Trust’s supervisory agreement with the New York State Department of Financial Services (“NYDFS”) to provide for lower capital requirements for Bakkt Trust in exchange for its suspension of all customer activities.
In March 2025, we entered into an agreement with ICE, a significant stockholder of ours, whereby ICE agreed to purchase all of the outstanding equity interests of Bakkt Trust in exchange for $1.5 million plus the assumption of Bakkt Trust’s regulatory capital requirement, which was approximately $3.0 million as of signing, and certain operating costs of Bakkt Trust during the period between the signing of the purchase agreement and the closing of the transaction (subject to such closing). The closing of this transaction is subject to regulatory approval and other customary conditions.
Bakkt Loyalty Solutions Exit
In March 2025, we announced our investigation of strategic alternatives for our loyalty business as we work to realign our business with a crypto focus. As we explore our options, including a potential sale or wind-down, we expect to reduce efforts to promote and grow this business.
Cooperation Agreement
On March 19, 2025, we announced that we had entered into a Cooperation Agreement with Distributed Technologies Research Ltd. (“DTR”) and Akshay Naheta, the sole stockholder of DTR (the “Cooperation Agreement”).
Pursuant to the Cooperation Agreement, DTR will provide us with certain exclusive payment processing technology, application programming interfaces, and infrastructure to be integrated into our platform for the enablement of global payments processing services in the jurisdictions where we or our affiliates operate.
In addition, on the date that is twelve (12) months following the date of on which we initiate processing payments using all or part of DTR’s technology (the “Call Event Deadline”), we shall have the exclusive right (such right, the “Call Option”) to require Mr. Naheta to sell, convey, transfer, assign and deliver to us 100% of the capital stock and all other equity interests of DTR (the “DTR Equity”). This Call Option may be exercised by us at any time prior to the Call Event Deadline. If we do not exercise the Call Option within the Call Event Deadline, then for a period beginning on the date of expiration of the Call Event Deadline and ending on the second anniversary of the Call Event Deadline, if DTR or Mr. Naheta receives an offer or proposal from a third-party to purchase more than 50% of the DTR Equity, then (i) Mr. Naheta shall provide written notice to us of the material financial and other terms and conditions of such offer or proposal (such notice, the “ROFR Notice”) and (ii) for a period of 15 days following receipt of the ROFR Notice, we shall have the right to purchase the DTR Equity on the same terms as set forth in the ROFR Notice (the “ROFR”). The ROFR Notice will expire in the event that (a) the terms proposed by us are not the same or as favorable as those in the ROFR Notice or (b) we exercise the ROFR pursuant to a ROFR Notice but the ROFR transaction is not consummated within 90 days following the date of the ROFR Notice, subject to certain automatic extensions for regulatory approvals, required authorizations or approval by our stockholders, which such automatic extension shall not exceed 90 days.

If the cumulative volume of payments processed by us utilizing DTR’s technology or otherwise facilitated by DTR’s technology infrastructure for enabling global payment processing exceeds $2 billion during any 18-month period following the date of the Cooperation Agreement (the “Put Event”), then within three years of such Put Event (the “Put Event Deadline”), Mr. Naheta shall have the right to require us to purchase, acquire and accept from Mr. Naheta the DTR Equity (the “Put Option”).
As consideration for the sale of the DTR Equity contemplated by a Put Option or a Call Option, Mr. Naheta will be entitled, in exchange for all of the DTR Equity, to a number of shares of our Class A Common Stock, par value $0.0001 per share (the “Class A Common Stock”) , representing at least 19.9% and no more than 31.5%, of the aggregate our common stock (which such total shall include the shares of the then outstanding and issued Class A Common Stock and the shares of Class A Common Stock then exchangeable for our paired interests represented by our Class V Common Stock, par value $0.0001 per share), plus the aggregate number of shares of our Class A Common Stock issuable upon full exercise or conversion of any options, warrants or other convertible or derivative securities then outstanding, on an as-converted basis, which shall not include our Public Warrants (as defined below) and any warrants to purchases of Class A Common Stock that are below the Bakkt Share Price (as defined below) (the “Bakkt Share Number”) subject to any DTR Adjustment (as defined below); provided that Mr. Naheta will be entitled to a “top up” of additional shares of Class A Common Stock to the extent any Public Warrants are actually exercised. Any indebtedness of DTR outstanding immediately prior to the closing of a Call Option or Put Option transaction and certain transaction expenses in excess of $1.0 million incurred by or on behalf of DTR or Mr. Naheta (such amount, the “DTR Value”) shall proportionately reduce the number of shares Mr. Naheta is entitled to receive in a Put Option or Call Option transaction (the “DTR Adjustment”).
If either we or Mr. Naheta shall exercise the above described Call Option or Put Option, respectively, such transaction shall be (i) executed pursuant to a customary purchase agreement that will contain representations, warranties and interim operating covenants by us, DTR and Mr. Naheta that are customary for a transaction of this nature (the “Definitive Agreement”), (ii) subject to, among other things, obtaining any required regulatory approvals, non-objections and/or similar authorizations, approval of our stockholders (including compliance with any applicable requirements of the NYSE) and Delaware law, (iii) subject to receipt by us of a fairness opinion from an independent financial advisor, (iv) subject to the execution by the parties of a definitive agreement reflecting the commercial arrangement described above, and (v) subject to our having terminated any lines of credit in effect on the date of the Cooperation Agreement and having repaid in full any indebtedness then outstanding and borrowed thereunder. The Definitive Agreement shall also provide for a clause to allow the Special Committee of our Board of Directors (the “Board”) to pursue any superior proposal for a transaction that, if consummated, would result in a change of control of Bakkt that is conditioned upon the termination of the Put Option; provided, that Bakt will negotiate reasonably and in good faith with any prospective party to include the Put Option or have such Put Option exercised immediately prior to the closing of such proposed transaction. If, after such negotiation, the Put Option will be terminated, we will be obligated to pay Mr. Naheta a termination fee of 3.0% of the DTR Value, as determined immediately prior to the termination of the Put Option.
The price payable by us for the DTR Equity in any such Put Option or Call Option transaction shall be the fair market value as determined by a third-party valuation from an independent valuation firm, and the price of the Class A Common Stock to be issued in a Put Option or Call Option transaction shall be equal to the volume weighted average price of the Class A Common Stock on the NYSE over the 30 consecutive trading day period ending on the trading day immediately preceding the date on which the Class A Common Stock would be issued pursuant to the Cooperation Agreement (the “Bakkt Share Price”), subject to the floor and price cap mechanisms described above.

During the term of the Cooperation Agreement, each party will use commercially reasonable efforts to conduct its business in the normal and ordinary course, consistent with applicable laws. Pursuant to the Cooperation Agreement, Mr. Naheta will not, directly or indirectly, engage in hedging, short sales or similar activities with respect to our equity.
Revolving Credit Facility
In August 2024, we entered into a revolving credit facility with a subsidiary of ICE (the “Lender”), whereby the Lender agreed to provide for a $40.0 million secured revolving line of credit for working capital and general corporate purposes (the “ICE Credit Facility”). The ICE Credit Facility is available in defined commitment amounts at specified dates in the future. For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources” elsewhere in this Form 10-K.
Reverse Stock Split
On April 29, 2024, following approval by our stockholders and Board of Directors (the "Board"), we effected a reverse stock split (the “Reverse Stock Split”) of our Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”), and Class V Common Stock, par value $0.0001 per share (“Class V Common Stock” and collectively with the Class A Common Stock, the “Common Stock”), at a ratio of 1-for-25 (the “Reverse Stock Split Ratio”), effective as of 12:01 a.m. eastern time on April 29, 2024 (the “Effective Time”). Our Class A Common Stock began trading on a reverse-split adjusted basis on the “NYSE” as of the open of trading on April 29, 2024. The Reverse Stock Split has been retroactively applied to all share and per share information throughout this Form 10-K (unless otherwise noted).
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
We did not issue fractional shares in connection with the Reverse Stock Split. Stockholders who would have otherwise held fractional shares because the number of shares of Class A Common Stock they held before the Reverse Stock Split was not evenly divisible by the Reverse Stock Split Ratio received cash (without interest, and subject to any required tax withholding applicable to a holder) in lieu of such fractional shares. To maintain parity with the Class A Common Stock, holders of paired interests (each of which is a combination of one share of Class V Common Stock and one common unit of Bakkt Opco Holdings, LLC (“Opco”) and is exchangeable into a share of Class A Common Stock on a one-for-one basis) were also correspondingly adjusted for the Reverse Stock Split and paid out in cash, applying the same per-share price, for any resulting fractional interests. The aggregate cash in respect of fractional interests was not material. Immediately after the Reverse Stock Split, each stockholder’s percentage ownership interest and proportional voting power remained unchanged, except for minor changes that resulted from the treatment of fractional shares.
All of our outstanding warrants to purchase Class A Common Stock (“Public Warrants”) were proportionately adjusted as a result of the Reverse Stock Split in accordance with the terms of the warrants. Proportionate adjustments were also made to our employees and directors' outstanding equity awards, as well as to the number of shares issuable under our 2021 Omnibus Incentive Plan, as amended (the “2021 Omnibus Incentive Plan”).

February 2024 Concurrent Registered Direct Offerings
On February 29, 2024, we entered into a securities purchase agreement (the “Third-Party Purchase Agreement”) with certain institutional investors (the “Third-Party Purchasers”). The consummation of the transactions contemplated by the Third-Party Purchase Agreement (the “Third-Party Closing”) occurred on March 4, 2024. At the Third-Party Closing, pursuant to the Third-Party Purchase Agreement, we issued and sold to the Third-Party Purchasers an aggregate of 1,396,701 shares of our Class A Common Stock, Class 1 Warrants (“Class 1 Warrants”) to purchase an aggregate of 922,722 shares of Class A Common Stock, Class 2 Warrants (“Class 2 Warrants”) to purchase an aggregate of 922,722 shares of Class A Common Stock and Pre-Funded Warrants (“Pre-Funded Warrants”) to purchase an aggregate of 448,742 shares of Class A Common Stock. As of the date of this Form 10-K, holders have exercised all of the Pre-Funded Warrants. The offering of such securities was conducted in a registered direct offering (the “Third-Party Offering”). The purchase price of each share of Class A Common Stock and accompanying Class 1 Warrant or Class 2 Warrant (each, a “Warrant”) was $21.675 and the purchase price of each Pre-Funded Warrant and accompanying Warrant was $21.6725.
In a concurrent registered direct offering with ICE (the “ICE Offering”, together with the Third-Party Purchasers offering, the “Concurrent Offerings”), we entered into a purchase agreement with ICE, pursuant to which we issued and sold to ICE an aggregate of 461,361 shares of Class A Common Stock, Class 1 Warrants to purchase an aggregate of 230,680 shares of Class A Common Stock, and Class 2 Warrants to purchase an aggregate of 230,680 shares of Class A Common Stock. The purchase price of each share of Class A Common Stock and accompanying Warrant in the ICE Offering was $21.675.
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
Crypto Market Developments
The U.S. cryptocurrency market evolved dramatically in 2024 and early 2025, marked by changes to the regulatory framework, technological innovations, and institutional change. Bitcoin’s price increased from approximately $39,500 on January 22, 2024 to a price exceeding $103,000 in January 2025. There were several regulatory and macroeconomic events that likely contributed to the rise in price, including the U.S. Securities and Exchange Commission (“SEC”) approving the first-spot bitcoin Exchange Traded Funds (“ETFs”) in 2024. Within the year, Bitcoin ETFs accounted for over $105 billion in assets under management, and were a key contributor to bitcoin hitting all-time highs, with bitcoin ending the year at a market cap of $1.8 trillion. These positive trends have continued with the continued adoption of crypto assets across institutional and retail markets alike, and the election of President Trump, who has vocalized his support of the crypto industry and establishing the U.S. as a blockchain innovation hub.

According to Security.org’s 2025 Cryptocurrency Adoption and Consumer Sentiment Report, as of January 31, 2025 an estimated 28% of U.S. adults owned crypto assets, reflecting a near doubling in adoption since 2021. We believe this significant and expedient market adoption of crypto assets reflect a maturing cryptocurrency market.

Crypto Assets and Services Offered by Bakkt
Retail Customers
We currently provide the following crypto-related services for retail customers. These services are provided through our clients which have a direct relationship with such customers and utilize our trading platform and custody services.
•crypto asset trading;
•custody services for the crypto assets supported for trading; and
•external transfers of crypto assets in jurisdictions where transfers are allowed.
Bakkt Crypto facilitates transactions in, and provides services for, the crypto assets listed in the table below.

Supported For
Crypto Asset	Symbol	Trading	Transfers
Aave	AAVE	Yes	No
Cardano	ADA	Yes	Yes*
Algorand	ALGO	Yes	Yes*
Arbitrum	ARB	Yes	No
Cosmos	ATOM	Yes	Yes*
Avalanche	AVAX	Yes	Yes*
Basic Attention Token	BAT	Yes	No
Bitcoin Cash	BCH	Yes	Yes*
BONK	BONK	Yes	No
Bitcoin	BTC	Yes	Yes*
Dogecoin	DOGE	Yes	Yes*
Polka dot	DOT	Yes	Yes*
EOS	EOS	Yes	No
Ethereum Classic	ETC	Yes	Yes*
Ethereum	ETH	Yes	Yes*
Fantom	FTM**	Yes	No
The Graph	GRT	Yes	No
Hedera	HBAR	Yes	No
Lido DAO	LDO	Yes	No
Chainlink	LINK	Yes	Yes*
Litecoin	LTC	Yes	Yes*
NEAR Protocol	NEAR	Yes	No
Optimism	OP	Yes	No
Pepe Coin	PEPE	Yes	Yes*
Shiba Inu	SHIB	Yes	Yes*
Solana	SOL	Yes	Yes*
Sui	SUI	Yes	No
TRUMP	$TRUMP	Yes	Yes*
Uniswap	UNI	Yes	No
USD Coin	USDC	Yes*	Yes*
WIF	WIF	Yes	No
Stellar	XLM	Yes	No
Ripple	XRP	Yes	Yes*
* Except for the State of New York
** Delisted January 19, 2025
Our management regularly considers whether to add or remove crypto assets available on our platform, consistent with our policies and procedures and developments in light of regulatory guidance. See “Policies and Procedures Listing-Related Policies.”
Crypto Asset Trading

Our client agreements entitle us to receive recurring revenues in the form of platform fees from clients for the use of our platforms by their customers.
Customers may purchase approved crypto assets directly through Bakkt Crypto utilizing:
•the customer’s fiat wallet (see Fig. 1 below);
•the customer’s Banking as a Service (“BaaS”) provider account (see Fig. 2 below); or
•the customer’s brokerage account (see Fig. 3 below).
Customers may sell crypto assets through Bakkt Crypto. The sale proceeds from a sale can be directed to:
•the customer’s fiat wallet (see Fig. 4 below);
•the customer’s BaaS account (see Fig. 5 below); or
•the customer’s brokerage account (see Fig. 6 below).
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
With respect to customer purchase and sale orders, Bakkt Crypto operates as a riskless principal and offsets each customer order it fills by routing a corresponding order to a liquidity provider on a one-to-one basis. Bakkt Crypto settles its transactions with liquidity providers on a net basis. For more information, see “Crypto Assets and Services Offered by Bakkt Crypto Asset Trading Liquidity Providers” below.
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

If the customer’s funding source is a fiat wallet, Bakkt Crypto will debit the customer’s fiat wallet on its internal ledger. During the daily net settlement period fiat funds are transmitted from the for benefit of (“FBO”) account to the Bakkt Crypto transaction account.

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

If the customer’s funding source is a fiat wallet, Bakkt Crypto will credit the customer’s fiat wallet on its internal ledger. During the daily batch settlement period, fiat funds are transmitted from the Bakkt Crypto transaction account to the FBO account.
Fig. 4 Crypto Assets Sale with proceeds to the Customer’s Fiat Wallet Hosted by Bakkt Crypto

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

Fig. 5 Crypto Assets Sale with Proceeds to the Customer’s BaaS Account

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

Fig. 6 Crypto Assets Sale with Proceeds to the Customer’s Brokerage Account

Liquidity Providers
Bakkt Crypto currently has relationships with several liquidity providers, with at least two providers servicing each supported crypto asset in order to provide consistent liquidity. Bakkt Crypto aggregates quotes from its liquidity providers by asset, side, price and size, which Bakkt Crypto uses to determine what quotes to provide, as principal, to its clients for display to customers.
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
Settlement is conducted on a net basis on the blockchain supporting the crypto asset. Bakkt Crypto is not required to pre-fund any transactions with liquidity providers. Instead, Bakkt Crypto settles with liquidity providers on a daily basis; however, in instances where a liquidity provider’s settlement balance is less than an agreed upon notional dollar amount for a given token, Bakkt Crypto will settle with those liquidity providers on the last business day of the applicable month, or when the settlement balance exceeds those levels, if sooner. At settlement, fiat currency and crypto assets are exchanged to settle trading obligations from the previous period. In periods of heavy trading volumes, Bakkt Crypto and the liquidity providers may agree to perform more frequent settlements in order to decrease the exposure of unsettled transactions.
Custody Services for the Crypto Assets Supported for Trading
Bakkt Crypto has third-party custodial relationships with Coinbase Custody Trust Company (“Coinbase Custody”) and BitGo Trust Company (“BitGo”), which are currently used for custody and crypto asset transfers, where applicable. In addition, Bakkt Crypto also self-custodies select crypto assets (approximately 47% of total customer crypto assets were self-custodied as of December 31, 2024) to facilitate customer withdrawals utilizing the Fireblocks Vault service offered by Fireblocks Inc. (“Fireblocks”). Self-custodying customer crypto assets through the use of Fireblocks third-party custody software involves risks related to our reliance on the third party for certain services. These include the implementation of Secure Multi-Party Computation (MPC) key creation software, the provision of software that facilitates a Secure Transfer Environment for the transfer of crypto assets, and workflow authorization functionality ensuring that only Bakkt Crypto specified authorized persons are able to access the wallets for authorized purposes.
Under the BitGo Custody Agreement, BitGo, at Bakkt Crypto’s direction, establishes and maintains wallets for the storage of crypto assets, including cold wallets where BitGo holds all of the keys, and all of those keys are held in an offline storage platform (a “Vault”). BitGo serves as custodian of crypto assets stored in these wallets. BitGo is required to use reasonable best efforts to keep all custodial coins received by BitGo in safe custody on behalf of Bakkt Crypto and to keep all keys to the custodial wallet held by BitGo secure and to maintain at least one backup key. BitGo is also required to exercise all reasonable best efforts to prevent unauthorized access to or use of the keys held by BitGo to the custodial wallet. Bakkt Crypto does not have inspection rights under the BitGo Custody Agreement. The BitGo Custody Agreement had an initial one-year term and is renewing automatically for successive one-year periods unless either party provides notice to the other party of its intent not to renew at least 60 days prior to the expiration of the then-current term.
Under the Coinbase Custody Agreement, Coinbase Custody provides Bakkt with a segregated custody account controlled and secured by Coinbase Custody to store certain crypto assets supported by Coinbase Custody on Bakkt Crypto’s behalf. Crypto assets in the custodial account are not treated as general assets of Coinbase Custody, and Coinbase Custody is a fiduciary and custodian on Bakkt Crypto’s behalf. Pursuant to the Coinbase Custody Agreement, Coinbase Custody securely stores crypto asset private keys in offline storage and has implemented and agreed to maintain a reasonable information security program with policies and procedures reasonably designed to safeguard its electronic systems and Bakkt Crypto’s confidential information. Coinbase Custody is required to keep timely and accurate records as to the deposit, disbursement, investment and reinvestment of crypto assets and maintain accurate books and records of the custody services in accordance with applicable law and its own internal document retention policies. Bakkt Crypto does not have inspection rights under the Coinbase Custody Agreement. The Coinbase Custody Agreement remains effective until terminated by either party by providing at least 30 days’ prior written notice to the other party.

Pursuant to the License Agreement between Fireblocks and Bakkt Crypto, Fireblocks has granted Bakkt Crypto a non-exclusive, non-sub-licensable, non-transferable license to generate wallets through the Fireblocks Vault service. The service allows Bakkt Crypto to access and use crypto asset wallets that store private and public keys, interact with various blockchains and monitor its balances of crypto assets.
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
To ensure the security of crypto assets, we do not disclose the geographic location where such assets are held or the identity of the persons who have access to them or the authority to release those assets from wallets. Private keys are held in controlled locations dispersed through the United States according to SOC 1 audit procedures to ensure appropriate security. There are dedicated team members responsible for daily reconciliation of wallet holdings. New members of our custody operations team are required to complete training and test simulations and are provided with a runbook on our custody procedures. New members of the custody operations team, like all our employees, also are subject to background checks and drug testing. The daily reconciliations prepared by the custody team are reviewed and analyzed by management monthly. Designated individuals within the custody operations team are responsible for the initiation and approval of outbound wallet transactions, as per our policies and procedures. Access rights are managed according to the principle of least privilege. These rights are maintained according to our IT security policy and subject to quarterly review by our IT security team.
No insurance provider has inspection rights in respect of the crypto assets held in storage.
External Transfers of Crypto Assets
Other than in the State of New York, we make available to customers the ability to transfer crypto assets to and from external wallets. Because we have structured our platforms to be client-configurable in several aspects, each client has the discretion to enable this transfer feature for its customers. Crypto assets made available to customers residing in the State of New York will not be transferable to external wallets until that capability is approved by the NYDFS, which we are presently seeking.
Other Potential Services
As a B2B2C-oriented, client-led business, we continually refine our service offerings in light of client demand and our strategy in a manner that is compliant with applicable governance and regulatory requirements. For instance, in October 2024, we determined to de-prioritize offering the institutional grade custody solution offered by Bakkt Trust, and in March 2025, we agreed to the sale of Bakkt Trust to ICE. We also continually evaluate new product offerings that we believe are logical expansions of our platform that will address client and customer expectations. For instance, we are presently planning to expedite our BakktX infrastructure to offer institutional clients a liquidity-only product that we are calling “Liquidity As A Service,” which we expect will leverage that infrastructure to enable other providers to access better crypto asset liquidity and pricing. Because of the rapidly changing regulatory environment, we may decide to undertake, or in some cases stop undertaking, potential service offerings in light of regulatory or compliance concerns.
Policies and Procedures
We and our subsidiaries have a comprehensive set of policies and procedures relating to crypto assets and crypto asset-related services.
General
Self-dealing and other potential conflicts of interest are addressed by our Insider Trading Policy, Code of Business Conduct and Ethics, Related Person Transactions Policy and Cryptocurrency Listing Policy. Employees are trained in these areas and attest to review these documents and policies upon hire and annually. Operationally, we implement segregation of duties and information tied to trading, listing and money movements, including protections for whistleblowers, compliance reviews, and blackout periods. Orders are entered into our systems where transactions are executed at best available prices with market makers and liquidity sources, designed to further insulate customer activities and prevent front-running and other illegal activities.
Custody-Related Policies
Bakkt Crypto makes use of third-party providers of custodial services, including Coinbase Custody Trust Company, LLC and BitGo, to hold customer crypto assets as custodian in cold storage as well as in hot or warm wallets as necessary. Bakkt Crypto also self-custodies customer crypto assets using the Fireblocks Vault service. All wallets hosted by Bakkt Crypto are omnibus wallets, which may contain both crypto assets held for the benefit of customers and the limited quantity of crypto assets held by Bakkt Crypto in its own account as inventory. Bakkt Crypto does not, and historically did not, operate a proprietary trading business.
Listing-Related Policies
We maintain crypto asset listing and delisting policies (the “Listing Policies”), which provide a framework for the review and approval of new crypto assets, and the continued offering of crypto assets for customer transactions. The Listing Policies were revised to accommodate new guidance issued by the NYDFS in November 2023, and were subsequently approved by the NYDFS. Material revisions to the Listing Policies require prior written approval from the NYDFS.
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
We have built an extensive vendor network across various industries including financial services, travel and entertainment, retail and platform companies. While we have made headway building partnerships in these industries, there remain significant untapped growth opportunities in each area. For example, traditional financial institutions are facing increased competition from a broader group of fintech entrants. We expect that the pressure on them to provide innovative products and increased competition will continue to grow. We believe our ability to stand up capabilities within client ecosystems makes our platform an attractive solution for such financial institutions seeking an intuitive, tightly integrated, low risk solution to offer crypto and loyalty services.

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
Insurance Matters
We maintain types and amounts of insurance coverage that we believe are appropriate and consistent with customary industry practices. Our insurance policies cover employee-related accidents and injuries, property damage, business interruption, storm damage, facilities, cyber, crime and liability deriving from our activities. Our insurance policies also cover the employee and fiduciary liability of our directors and officers. The insurance policies include exclusions aimed at delineating and clarifying the scope of coverage. Examples of key customary exclusions include exclusions for losses arising from force majeure events or theft, fraud, or dishonest acts committed by any principal shareholders, partners or directors of the insured entity. Losses stemming from the network failure of a digital asset cryptographic protocol, as well as those associated with illegal activities like money laundering, are expressly excluded.
We may also be covered for certain liabilities by insurance policies issued to third parties, including, but not limited to, our dealers and vendors.
To protect against loss to or theft of cryptocurrency assets, we maintain $230 million of insurance coverage, which includes $200 million of cold storage coverage and $30 million of hot storage coverage. The $30 million of hot storage coverage is excess of a $500,000 each loss retention. There is no retention applicable to the $200 million of cold storage coverage. Our cold storage insurance coverage had an initial three-month term, which expired in February 2025, and is now on a month-to-month basis through November 2025. Our hot wallet insurance coverage is in place until August 2025. All supporting insurers maintain a minimum A.M. Best rating of “A”.
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
Our dependence on a limited number of clients exposes us disproportionately to the risk of any of those clients choosing to no longer partner with us, to the economic performance of such clients or their respective industries or to any events, circumstances, or risks affecting such clients or their respective industries. For example, our clients, Webull and Bank of America, have notified us that they will not be renewing their respective agreements with us when the current term of the applicable agreement ends. Webull represented 74% and 73% of our Crypto services revenues in the years ended December 31, 2024 and 2023, respectively, and Bank of America represented approximately 16% and 18% of our loyalty services revenue in the years ended December 31, 2024 and 2023, respectively. For more information, please see our risk factors described in “Item 1A. Risk Factors - Risks Related to Our Business, Finances and Operations”.
Revenue Model
We primarily generate revenue when clients or their customers use our services to buy, sell and/or store crypto or transact in loyalty points on our platform in the following key areas:
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
Revenue generated from our crypto services was immaterial prior to our acquisition of Bakkt Crypto in April 2023; however, revenue from crypto services is now a significant driver of our business, and we expect Crypto services revenue to continue to increase as we grow our client base and our customers.
Growth Strategy
We go to market using a platform strategy, driven by our clients. We partner with leading companies and expect to grow customers on our platform through those relationships, in addition to our direct institutional clients. We have already built an extensive network of clients across numerous industries including financial institutions, merchants and travel and entertainment. These clients include Webull, Public.com, Blockchain.com, and Swan Bitcoin. We believe this strategy will enable us to add transacting accounts and volume more quickly and more efficiently than a direct-to-consumer model, given our limited operating history and the novelty of the crypto space for some customers.

As part of this approach, we have developed our platform to be flexible and scalable to accommodate how different clients may want to implement our solutions. Depending on each client’s specific needs and objectives, that client can choose to add one, some or all of our capabilities, and can also choose the manner in which those capabilities are enabled. Clients can choose to fully or partially embed our capabilities directly through Bakkt hosted user interfaces.
We believe our growth will come from adding clients and correspondingly, their customers, and increasing transaction activity as well as strategic acquisitions. Leveraging Bakkt Crypto’s proprietary trading platform and existing relationships with liquidity providers, we provide a wide range of assets and competitive pricing to our clients.
Our growth strategies include the following:
•Adding clients. We are focused on continuing to build strong client relationships. We believe acquiring customers through our clients is an efficient and scalable way to grow our business. Bakkt Crypto has significantly expanded our crypto client base into a number of new and rapidly growing client verticals, such as fintechs, trading and brokerage platforms and neobanks.
•Adding customers. We are focused on activating our existing clients and supporting our clients in marketing campaigns to drive new customer acquisition and engagement of existing customers.
•Expanding our offering. We aim to increase the breadth and depth of our product offering in order to increase its appeal to clients and customers. We continue to focus on improving our retail product offerings as we believe that it will make our platform more appealing to clients and customers. For example, Bakkt Crypto accelerated our product road map by providing new capabilities to our platform including the addition of 17 coins to our platform in 2024 and deposit and withdrawal functionality in jurisdictions where permitted. The integration of Bakkt Crypto into our existing crypto trading business enabled direct fiat funding capabilities, user management and onboarding and compliance functionality, each of which continues to be enhanced with additions such as wire funding support and, subject to applicable regulatory approvals, support for entity accounts, which have materially expanded the market for our trading capabilities from individual consumers to include businesses and trust entities.
Over time, we expect to continue to invest in our business to provide best-in-class products and services. Some of those longer-term planned enhancements include:
•Crypto enhancements. We expect to expand our crypto capabilities to products and services that we believe will appeal to both our clients and customers. By increasing the acceptance of crypto investing in the institutional space, we believe that these additional products can further increase interest in crypto generally among retail consumers, which will ultimately benefit our platform. For instance, we expect BakktX to enable us to offer crypto institutions competitive and customizable liquidity.
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
We believe that our business model provides us with significant competitive advantages, including:

•Multi-faceted approach to security and compliance. We enable responsible and secure access to crypto for our clients. Our compliance measures, controls and risk management practices are at the core of how we operate. Our infrastructure provides multiple layers of protection and provides heightened security and compliance. As a public company, we are subject to significant and comprehensive regulations. Across our entities, we possess a BitLicense from NYDFS and state money transmitter licenses in all jurisdictions that we believe are required for us to operate our business. We have policies and programs that govern crypto-related activity, such as a cyber security program, information security policy, global AML policy, and U.S. Bank Secrecy Act (“BSA”)/Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury program. These measures are all designed to protect our clients and stockholders.
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
•Institutional-grade platform. Our platform architecture is engineered to natively support crypto across a wide range of classes, with scalability and regulatory and compliance controls. Our platform was designed with these principles in mind to provide safe, reliable infrastructure for our clients offering our platform to retail consumers in their everyday use. We believe that it also serves as a springboard for additional products and services, particularly with respect to the institutional crypto space.
•Trusted and scalable capabilities. Our approach, built to scale with technology, privacy, security and compliance at its core, is informed by our team's decades of collective experience. Our platform moves a significant amount of volume across asset classes every day. We believe these pillars provide confidence to customers and clients that participate in our ecosystem.
Sales and Marketing
Our go-to-market strategy is “business-to-business-to-consumer”, or “B2B2C”, in which we acquire customers primarily via client relationships. We believe our focused approach on building scalable partnerships with valued brands will drive strong growth in customers. Our goal is to provide our clients with opportunities to leverage Bakkt’s capabilities to drive mutually beneficial customer acquisition and engagement. Customers of our crypto clients access our platform through a client environment. Similarly, customers of our loyalty clients may only access our redemption storefronts through clients’ loyalty program user experience.
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
Technology
Our core platforms were built in-house and are maintained by our skilled technical staff who have industry expertise across crypto and loyalty solutions. We leverage a modern software and cloud infrastructure stack to offer off-the-shelf or bespoke solutions for our clients, depending on their needs. Additionally, our platform implements strategies and controls to enable KYC, AML, and other anti-fraud measures to combat financial crime.
Our modern embedded web experiences and API-driven platform allow us to partner and easily integrate with clients, including through the following:
•Our crypto solutions operate in an institutional-grade crypto trading platform, anchored by our trade execution engine, which was built with speed and scale at its core to deliver equities-grade trading performance to provide liquidity for the purchase and sale of crypto to our clients.
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
Cybersecurity
Each of our products is architected, deployed, and managed through a common controls environment designed to protect our customers' confidential information using a combination of administrative, physical, and technical controls. We maintain a comprehensive cyber security program, managed by a dedicated team of security professionals, leveraging multiple layers of defenses to protect our loyalty and crypto clients’ consumer data, as well as crypto wallets, including crypto that is kept in custody. Our administrative, technical, and physical controls include the use of separation of duties, physical and logical access controls, biometrics, hardware security modules, advanced cryptographic algorithms, dedicated security monitoring, and other controls to protect our environment and restrict unauthorized access. Additionally, we regularly utilize independent external parties to assess and provide added assurance that our products are designed appropriately and operating effectively. We currently maintain independent SSAE-18 SOC 1 Type II and SOC 2 Type II attestation reports for our crypto platform and SOC 2 Type II attestation reports for our loyalty platform. We also maintain compliance with the Payment Card Industry Data Security Standard (“PCI-DSS”) for in-scope systems where cardholder data is stored or processed. We comply with NYDFS cybersecurity requirements which impose requirements related to establishing a detailed cybersecurity plan, enacting a comprehensive cybersecurity policy, and maintaining an ongoing reporting system for cybersecurity events.
Regulation
International, federal and state laws and regulations apply to many key aspects of our business. Any actual or perceived failure to comply with these requirements may result in, among other things, revocation of required licenses or registrations, loss of approved status, regulatory or governmental investigations, administrative enforcement actions, sanctions, civil and criminal liability, private litigation, reputational harm, or constraints on our ability to continue to operate. We operate in a regulatory environment that is evolving rapidly and increasing in scope. For example, the new presidential administration and Congress have each taken initial steps to change regulation and provide additional regulatory clarity around crypto assets and transactions. As such, it is possible that current or future laws or regulations could be enacted, interpreted or applied in a manner that would support, prohibit, alter, or impair our existing or planned products and services, or that could require costly, time-consuming, or otherwise burdensome compliance measures, or could force us to change our business quickly to successfully compete with new or existing entrants in the industry. Further, additional laws and regulations may apply to our businesses as we expand outside of the United States in the future. For more information, please see our risk factors described in “Item 1A. Risk Factors Risks Related to Crypto and Risks Related to Regulation, Taxation and Laws”.
Regulation of Our Money Transmission Business. Bakkt Crypto maintains a money transmitter license in each jurisdiction in which it operates that requires such a license for its activities. In all other jurisdictions where Bakkt Crypto operates, we have established with the applicable licensing body that a money transmitter license is not required at this time. We will comply with new license requirements as they arise. Bakkt Crypto is also registered as a “Money Services Business” with FinCEN. These licenses and registrations subject us to, among other things, record-keeping requirements, reporting requirements, bonding requirements, limitations on the investment of customer funds, and examination by state and federal regulatory agencies. These licensing laws also address matters such as change in control, and regulatory approval of controlling shareholders, directors, and senior management of the licensed entity.
Regulation of Our Virtual Currency Business.
We are subject in certain jurisdictions to licensing and regulatory requirements as a result of offering our clients the ability to aggregate, buy, sell, convert, and send virtual currency through our platform. Consequently, we must comply with laws, rules and regulations promulgated by federal or state regulators in those jurisdictions in order to provide our services, including requirements related to capitalization, consumer protection, anti-money laundering, disclosure, reporting and examination, as well as supervisory guidance and requirements. Bakkt Crypto also has a virtual currency license (“BitLicense”) from the NYDFS, which subjects it to NYDFS's oversight with respect to business activities conducted in New York State and with New York residents, and a Louisiana virtual currency business activity license, which subjects it to oversight by the Louisiana Office of Financial Institutions with respect to its virtual currency business activity in Louisiana State and with Louisiana residents. In October 2023, the governor of California signed into law the

Digital Financial Assets Law (“DFAL”), which establishes a required licensing framework administered by the California Department of Financial Protection and Innovation (“DFPI”) for entities engaged in digital financial asset business activity in the state of California. We expect that our business will require licensure under the DFAL and will therefore take steps to obtain necessary licenses prior to the enactment’s effective date of July 1, 2026. The DFAL provides that the DFPI may issue a conditional license to companies, such as our subsidiaries, that maintain licenses to conduct virtual currency business activity in New York or hold a charter as a New York limited purpose trust company with approval to conduct a virtual currency business under New York law. We will continue to monitor and review guidance from the DFPI clarifying the enactment’s scope and interpretation.
The laws and regulations applicable to crypto are rapidly evolving and subject to interpretation and change. For instance, the SEC has indicated in various enforcement actions and other contexts that it considers certain crypto assets to constitute securities. In early 2025, however, some of the companies that were subject to such enforcement actions have disclosed that the SEC has informed them that those enforcement actions are being closed and will not be pursued. The SEC has yet to issue any formal regulation on this point, though it has put forth some guidance on overarching frameworks and relevant factors to consider in this analysis, and the recent formation of a Crypto Task Force at the SEC signals potentially significant change and additional regulatory clarity. Based on these changes, our crypto services offered through our platform may become subject to more, less, or changed regulation.

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
Regulatory authorities around the world are considering numerous legislative and regulatory proposals concerning privacy, data protection and cybersecurity. In addition, the interpretation and application of these laws and regulations in the United States and elsewhere are often uncertain and in a state of flux. As our business continues to develop and expand, we continue to monitor the additional rules and regulations that may become relevant. For additional information regarding these laws and regulations and related risks, please see “Risk Factors Risks Related to Regulation, Taxation, and Laws Complying with evolving privacy and other data related laws and requirements may be expensive and force us to make changes to our business, and failure to comply with such laws and requirements could result in substantial harm to our business.”
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

Anti-Money Laundering and Counter-Terrorism Regulation. We are subject to AML laws and regulations in the United States, including the BSA, as amended, and its implemented regulations enforced by FinCEN, as well as laws designed to prevent the use of the financial systems to facilitate terrorist activities. We have implemented a comprehensive AML compliance program designed to prevent our platform from being used to facilitate money laundering, terrorist financing, and other illicit activity. Our program is also designed to prevent our platform from being used to facilitate business in countries, or with persons or entities, included on designated lists promulgated by OFAC and equivalent authorities in other countries. Our AML compliance program is comprised of policies, procedures, reporting protocols, including reporting requirements for suspicious transactions, and internal controls, including the designation of a compliance officer, training for employees, and a regular independent review of the program. It is designed to address applicable legal and regulatory requirements and to assist in managing risk associated with money laundering and terrorist financing.
Indirect Regulatory Requirements. We maintain relationships with certain clients, including banks and other financial institutions in the United States, that are regulated by state, local and federal agencies. Because of these relationships, we may be subject to regulation by these institutions’ regulators, as well as examination should these regulators exercise their authorities under applicable law. In addition, the federal banking agencies have well established supervisory guidance for banks with respect to their relationships with third parties, which they updated in 2023. This guidance applies to us and our bank clients relative to the totality of our relationship, including with respect to strategies and goals, financial condition, risk management, information security and systems, operational resilience, audit rights, and performance benchmarks. We generally seek to account for these types of indirect regulatory requirements in our commercial agreements. We also have clients that are investments advisors. The SEC has recently proposed changes to its investment adviser custody rule, which could affect the terms upon which we can offer custody services to those clients.
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
As of December 31, 2024, we had a total of 559 employees, all of whom were full-time employees, and are located in the United States. We also engage temporary employees, consultants and employers of record as needed to support our operations. Collectively, approximately 15% of our workforce is dedicated to engineering, design, or product roles. Our core locations are Alpharetta, GA, Scottsdale, AZ and New York City, NY. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Available Information
Our website is http://www.bakkt.com, and our investor relations website is located at https://investors.bakkt.com, where we make available, free of charge, our Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of

1934, as amended (the “Exchange Act”), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
We use our investor relations website to post important information for investors, including news releases, analyst presentations, and supplemental financial information, and as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. We use these channels as well as social media to communicate with the public about our company. It is possible that the information we post on social media could be deemed to be material information. Accordingly, investors should monitor our investor relations website as well as the social media channels listed on our investor relations website. The information on our website or any other website is not incorporated by reference into this Form 10-K.

Item 1A. Risk Factors
Investing in our securities involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and accompanying notes, before making a decision to invest in our securities. Our business, financial condition, results of operations or prospects could also be harmed by risks and uncertainties not currently known to us or that we currently do not believe are material. If any of the risks actually occur, our business, financial condition, results of operations or prospects could be adversely affected. In that event, the trading price of our securities could decline, and you could lose part or all of your investment.
Risk Factor Summary
Our business is subject to numerous risks and uncertainties that you should consider before investing in our securities. These risks are described more fully below and include, but are not limited to, risks relating to the following:
Risks Related to Our Business, Finances and Operations
•    Our business model is newly developed and may encounter additional risks and challenges as it grows.
•    Our platform has been designed to meet the needs of our clients and customers, and as such we must continually invest in our platform to meet their evolving needs is being further developed as we look to grow our business.
•    We have limited operating history and a history of operating losses.
•    If we are unable to attract, retain or grow our relationships with our existing clients, our business, financial condition, results of operations and future prospects would be materially and adversely affected.
•    Some of our current and prospective clients require the approval of their own regulators in order to deploy our solutions, and if they are unable to obtain those approvals on a timely basis, or at all, our results of operations and future prospects would be materially and adversely affected.
•    A large percentage of our revenue is concentrated with a single client that has notified us it will not be renewing its agreement with us. The loss of this client will materially and adversely affect our business, financial condition, results of operations and future prospects. Moreover, because of our B2B2C go-to-market model, the loss of any client—regardless of the reason—increases the risk that the customers that originally emanated from that client will transition to another provider or stop doing business with us, which would harm our business.
•    We may not realize the anticipated benefits of past or future investments, strategic transactions, or acquisitions and integration of these acquisitions may disrupt our business and management.
•In the past, we have identified conditions and events that raised substantial doubt about our ability to continue as a going concern and it is possible that we may identify conditions and events in the future that raise substantial doubt about our ability to continue as a going concern.
Risks Related to Crypto
•    Disruptions in the crypto market subject us to additional risks, including the risk that banks may not provide banking services to us.

•    There may be a perception among regulators and others that crypto is used to facilitate illegal activity such as fraud, money laundering, tax evasion and ransomware scams.
•    Crypto custodial solutions and related technology, including our systems and custodial arrangements, are subject to risks related to a loss of funds due to theft, employee or vendor sabotage, security and cybersecurity risks, system failures and other operational issues the loss, destruction or other compromise of our private keys and a lack of sufficient insurance.
•    Our failure to safeguard and manage our customers’ crypto could adversely impact our business, operating results, and financial condition.
•    Crypto does not have extensive historical precedent and distributed ledger technology continues to rapidly evolve.
•    We may encounter technical issues in connection with the integration of supported crypto assets and changes and upgrades to their underlying networks, which could adversely affect our business.
Risks Related to Regulation, Taxation and Laws
•    We are subject to extensive government regulation, oversight, licensure and appraisals and our failure to comply could materially harm our business.
•    The regulatory regimes governing blockchain technologies and crypto are uncertain and may change rapidly. New regulations or policies may alter or significantly adversely affect our business practices with respect to crypto assets, and we may need to adapt our business to regulatory change quickly to succeed.
•    A crypto asset’s status as a “security” in any relevant jurisdiction is currently subject to a high degree of uncertainty, and if crypto assets on our platform are later determined to be securities, we may be subject to regulatory scrutiny, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.
•    We are subject to significant litigation risk and risk of regulatory liability and penalties. Any current or future litigation against us could be costly and time-consuming to defend.
Risks Related to Information Technology and Data
•    Actual or perceived cyberattacks, security incidents, or breaches could result in serious harm to our reputation, business and financial condition.
Risks Related to Risk Management and Financial Reporting
•    If we are unable to maintain effective internal controls over financial reporting, we may be unable to produce timely and accurate financial statements, which could have a material effect on our business.
Risks Related to Our Securities
•    The trading market for our securities has in the past been and could in the future be impacted by market volatility. Stock run-ups, divergences in valuation ratios relative to those seen during traditional markets, high short interest or short squeezes, and strong and atypical retail investor interest in the markets may impact the demand for our securities.
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
We primarily generate revenue when customers transact in crypto and loyalty points on our platform. Our success depends on bringing on clients and on the transaction volume from customers. If we are not able to bring new clients onto the platform, many of whom will pay us subscription fees for our platform services, our revenue and business concern could be negatively impacted. Additionally, much of our future revenue depends on transaction fees earned from customers transacting in crypto and loyalty points and the margin we charge in connection with those transactions. If we are not able to continue to grow our base of clients, we will not be able to continue to grow our customer base, our revenues or our business, which could negatively impact our financial condition and results of operations and may cause us to be unable to continue as a going concern.
The attractiveness of our platform depends upon, among other things:
•    the number and variety of assets and other capabilities in which customers can transact through our platform;
•    our reputation, as well as clients’ and customers’ experience and satisfaction with, and trust and perception of, our platform;
•    technological innovation;
•    regulatory compliance and data security; and
•    services and products offered by competitors.
Moreover, clients may choose to contract with other providers of services that are competitive with ours. If we fail to retain existing clients, attract new clients, or continually expand usage and transaction volume on our platform, our business, financial condition, results of operations and prospects will be materially and adversely affected.
We will have both increased financial and reputational risks if there is a failure to launch one or more features, or if the launch of a new feature is unsuccessful. Also, there can be no assurance that we will receive support from clients to launch features as planned or that we will operate as anticipated. We also are subject to requirements to obtain regulatory approvals, including, for example, to add new crypto assets, products, and functionalities to our platform, and may be required to obtain additional licenses and/or consultation with or approval of regulators to add, modify or discontinue certain aspects of our business model, which could lead to delays or other complexities in effectuating such changes and have a material adverse effect on our business and plan of operations.
Further, our business model entails numerous risks, including risks relating to our ability to:
•    manage the complexity of our business model to stay current with the industry and new technologies;
•    successfully enter new categories, markets and jurisdictions in which we may have limited or no prior experience;

•    integrate into multiple distributed ledger technologies as they currently exist and as they evolve;
•    successfully develop and integrate products, systems and personnel into our business operations;
•    obtain and maintain required licenses and regulatory approvals for our business; and
•    respond to, and comply with, the evolving regulatory landscape for crypto and crypto platforms.
For example, we plan to expand our platform to offer stablecoin-based payment service under the Cooperation Agreement with DTR. While we believe such expanded offerings will be beneficial in our attempts to attract and retain clients and to increase transaction volumes and assets under custody, the interest level of our clients and their customers in these offerings may be less than we expect or market adoption may be slower than we anticipate, any of which may be adverse to our business and prospects.
Our platform has been designed to meet the needs of our clients and customers, and as such we must continually invest in our platform to meet their evolving needs we look to grow our business. Any failure by us to successfully execute on the development of our platform would have an adverse effect on our business, results of operations and financial condition.
Our platform is in the early stages of release and will be further refined and developed, and certain areas of our platform are still under development and largely untested on a commercial scale. We are working to expand our service offerings, including, for example, utilizing BakktX technology for an institutionally-focused ECN. Our platform will require additional development in order to add all of the additional functionalities and features planned by our management and activate our service offerings. There can be no assurance that the additional functionalities and features currently planned for our platform will be successfully developed in a timely fashion or at all. The addition of functionalities to our platform may require regulatory approvals, may increase our regulatory obligations and the degree of regulatory scrutiny we face, and may make regulatory compliance more complex and burdensome. We will have both increased financial and reputational risks if there is a failure to launch one or more functionalities, or if the launch of a new functionality is unsuccessful. Also, there can be no assurance that we will receive the necessary regulatory approvals or support from clients to launch features as planned or that we will operate as anticipated. Any problems or delays that we encounter with the development or operation of our platform, including technical, legal and regulatory problems, could have a material adverse effect on our business, financial condition and results of operations.
We have a limited operating history and a history of operating losses, which make it difficult to forecast our future results of operations. Further, we have reduced, and may in the future further reduce, our operating expenses in the foreseeable future, and we may not achieve or sustain profitability to absorb our targeted expense base.
We were founded in 2018 and have experienced net losses in the periods from inception through December 31, 2024. For example, our revenue was $3,490.2 million and $780.1 million in the years ended December 31, 2024 and December 31, 2023, respectively, and we generated net losses of $103.5 million and $225.8 million in the years ended December 31, 2024 and December 31, 2023, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Prior to the Bakkt Crypto acquisition in April 2023, our historical revenue was achieved largely as the result of a white-labeled loyalty redemption product offered by the Bakkt Loyalty Solutions business, and therefore should not be considered indicative of our future performance.
Because of our limited operating history and the fact that our current and historical revenue prior to the acquisition of Bakkt Crypto was largely not derived from our current business model, our future revenue growth is difficult to predict. Even if we experience strong revenue growth, in future periods our revenue or revenue growth could decline for a number of reasons, including slowing demand for our platform, cyclicality in crypto trading activity, increased competition, changes to technology, a decrease in the growth of our overall market, or our failure, for any reason, to take advantage of growth opportunities. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the risks and uncertainties described below. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.
Despite reducing operating expenses in 2024, we may not be able to achieve the operating expense levels that align with our revenues and may not achieve or, if achieved, maintain profitability. Furthermore, we intend to continue to invest significant resources to further develop our platform. If we are unable to achieve the revenue growth that we expect from these investments, further reduce our operating expenses, or achieve profitability, it would have an adverse effect on our financial condition and results of operations, and the value of our business and our securities may significantly decrease.
Substantially all of our net revenues each quarter come from transactions that occur during that quarter, which has resulted in, and may continue to result in, significant fluctuations in our operating results.
Our quarterly results, including revenue, expenses, consumer metrics and other key metrics, are derived from transactions that occur during that quarter. Accordingly, our quarterly results have fluctuated and are likely to continue to fluctuate significantly due to a variety of factors, some of which are outside of our control. For example, we saw a significant increase in crypto transactions in the fourth quarter of 2024 relative to prior periods. It is difficult for us to forecast accurately the level or source of our revenues, earnings and expenses, and the results for any one quarter are not necessarily an indication of future performance or expenses. Moreover, because of these fluctuations, our quarterly results may not fully reflect the underlying performance of our business. If our revenue, expenses, or key metrics in future quarters fall short of the expectations of our investors and financial analysts, the price of our securities could be adversely affected.
Other factors that may cause fluctuations in our quarterly results include:
•    our ability to attract and retain clients and generate transaction volume from customers;
•    market sentiment regarding cryptocurrencies;
•    our ability to negotiate agreements with vendors, partners and service providers on terms that are favorable to us, if at all;
•    transaction volume and mix;
•    rates of repeat transaction and fluctuations in usage of our platform, including seasonality;
•    the amount and timing of our expenses related to acquiring clients and customers and the maintenance and expansion of our business, operations and infrastructure;
•    changes to our relationships with our clients;
•    general economic, industry and market conditions;
•    competitive dynamics in the industry in which we operate;
•    the amount and timing of stock-based compensation expenses;
•    network outages, cyberattacks, or other actual or perceived security incidents or breaches or data privacy violations;

•    changes in laws and regulations that impact our business;
•    the cost and outcomes of existing or potential claims or litigation; and
•    the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired technologies or businesses.
If we are unable to attract, retain or grow our relationships with our existing clients, our business, financial condition, results of operations and future prospects would be materially and adversely affected. Moreover, sales efforts to large clients involve risks that may not be present or that are present to a lesser extent with respect to sales to smaller organizations.
For our platform to be successful, we must continue our existing partnerships, and successfully develop new partnerships, with clients. Our ability to retain and grow our relationships with our clients depends on the willingness of those clients to establish a commercial relationship with us. If clients with whom we develop partnerships fail to market or do not effectively market our platform to their customers, or customers fail to adopt our platform through these marketing efforts in such numbers as we have projected, our customer acquisition costs may increase and our business, financial condition and results of operations may be adversely affected.
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
From time to time, certain terms of our client agreements remain subject to further discussion and refinement before they can be implemented, including the potential products and services to bring to market. For example, we were unable to reach an agreement with Hidden Road Inc. regarding certain services it would provide to BakktX and without which we cannot operate the technology underlying BakktX in the manner originally intended. Our ability to realize the intended benefits of these partnerships will depend on our ability to finalize such agreements, for such products and services, and to do so on terms sufficiently favorable to us. While we continue to negotiate client agreement terms, we may be unable to agree to terms with such clients on commercially advantageous terms or at all, which may adversely affect our business and prospects.
Furthermore, our ability to retain existing, or obtain new, clients and customers may be impacted to the extent that clients choose not to partner with us, or customers choose not to transact or to engage in fewer transactions on our platform, in each case, because we do not currently offer or plan to cease offering certain crypto assets. For example, Bakkt previously delisted a substantial majority of the crypto assets that had historically been available for trading on the Bakkt Crypto platform, some of which have since been relisted. Delisting those crypto assets impacted our trading volume and revenues, and the possibility that Bakkt may again delist crypto assets may impact our trading volume and revenues and may adversely affect our client and customer relationships. If clients do not engage with us, or if customers choose not to transact or make fewer transactions on our platform, our revenues will be adversely impacted.
Any of the foregoing could, among other things, adversely impact our stock price, make us less competitive compared to our peers and otherwise significantly adversely affect our business.
Some of our current and prospective clients require the non-objection or other supervisory feedback of their own supervisors in order to deploy our solutions, and if they are unable to obtain those approvals on a timely basis, or at all, our results of operations and future prospects would be materially and adversely affected.
Some of our current and prospective clients themselves are regulated entities that may be subject to restrictions with respect to how they engage in crypto-related activities. For instance, several banks to whom we seek to provide our crypto solutions are regulated by the Federal Reserve, the Office of the Comptroller of the Currency, and/or the Federal Deposit Insurance Corporation. Pursuant to statements made by these regulators in the last few years, banks subject to their supervision are required to consult with, and potentially obtain the non-objection of, their relevant supervisor before “engaging in crypto-related activities.” If these banks, or other current or prospective clients that are supervised entities, are unable to obtain any required non-objection or other supervisory feedback of their regulators, or the timing of such non-objection or other supervisory feedback is delayed, that failure or delay would materially and adversely affect our results of operations and future prospects.
We face substantial and increasingly intense competition worldwide in the industries in which we operate.
The crypto and loyalty and rewards industries are highly competitive, rapidly changing, highly innovative, and increasingly subject to regulatory scrutiny and oversight. We compete against a wide range of businesses in the crypto and loyalty and rewards industries generally, including those that are larger than us, have greater name recognition, larger pools of deployable capital, longer operating histories, or a dominant or more secure position, or offer other products and services to customers that we do not offer, as well as smaller or younger companies that may be more agile in responding quickly to regulatory and technological changes. Many of the areas in which we compete evolve rapidly with changing and disruptive technologies, shifting consumer needs, and frequent introductions of new products and services. Competition also may intensify as businesses enter into business combinations and partnerships, and established companies in other segments expand to become competitive with different aspects of our business.
We compete primarily on the basis of the following:
•    ability to attract, retain and engage clients (and in turn, customers) on our platform;
•    ability to demonstrate to clients that they may achieve incremental revenue and attract new customers by using and offering our services to their customers;
•    confidence in the safety, security, privacy and control of customer information on our platform;

• ability to develop products and services across multiple commerce channels, including crypto and loyalty; and
•    system reliability, regulatory compliance and data security.
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
In some cases, vendors are the sole source, or one of a limited number of sources, of the services they provide to us. For example, there are a limited number of service providers that can provide the credit needed to facilitate high-volume institutional trading on ECNs, such as the BakktX ECN we plan to launch. As such, to the extent we look to add central clearing counterparty services to BakktX, we may be limited in the number of available counterparties. We may be unable to procure alternatives from other vendors in a timely and efficient manner on acceptable terms, or at all. We are also solely reliant on our agreement with our cloud computing web services provider for the provision of cloud infrastructure services to support our platform. Most of our vendor agreements are terminable by the vendor with little or no notice, and if our current vendors were to terminate their agreements with us or otherwise stop providing services to us on acceptable terms, we may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms, or at all. If any vendor fails to provide the services we require, fails to meet contractual requirements (including compliance with applicable laws and regulations), fails to maintain adequate data privacy controls and electronic security systems, or suffers a cyberattack or other security incident or breach, we could be subject to CFPB, Federal Trade Commission, SEC, and other regulatory enforcement actions, claims from third parties, including our customers, incur significant costs to resolve any issues or suffer economic and reputational harm, any of which could have an adverse effect on our business.
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
A large percentage of our revenue is concentrated with a single client that has notified us it will not be renewing its agreement with us. The loss of this client will materially and adversely affect our business, financial condition, results of operations and future prospects. Moreover, because of our B2B2C go-to-market model, the loss of any client—regardless of the reason— increases the risk that the customers that originally emanated from that client will transition to another provider or stop doing business with us, which would harm our business.
The concentration of a significant portion of our business and transaction volume with a limited number of clients exposes us disproportionately to the risk of any of those clients choosing to no longer partner with us, to the economic performance of such clients or their respective industries or to any events, circumstances, or risks affecting such clients or their respective industries. For example, our largest client, Webull, which represented approximately 74% and 73% of our Crypto services revenue in the years ended December 31, 2024 and 2023, respectively, has notified us that it will not be renewing its agreement with us when the current term of the agreement ends on June 14, 2025. In addition, our client Bank of America Corporation (“Bank of America”), which represented approximately 16% and 18% of our Loyalty net revenue for the years ended December 31, 2024 and 2023, respectively, notified us that it would not be renewing its commercial contract at the contract’s expiration in April 2025, subject to the Company’s obligation to provide transition services for up to a 12-month period. These events will materially and adversely affect our business, financial condition, and results of operations and future prospects to the extent we are unable to replace the revenue from such client. Our clients may terminate or reduce their use of our services, including their transaction volumes, for any number of reasons, including if they are not satisfied with our services, the value proposition of our services or platform, or our ability to meet their needs and expectations. We cannot accurately predict clients’ usage levels and the loss of clients or reductions in their usage levels of our services or transaction volumes. Any such loss or reduction could make our platform less appealing to existing and potential clients. Accordingly, the loss of any additional significant client relationship could further materially and adversely affect our business, results of operations, financial condition and future prospects.

In connection with the sale of Bakkt Trust we may become subject to retained liabilities and other risks that could adversely affect our business, financial condition and results of operations.
On March 17, 2025, we entered into an agreement for the sale of Bakkt Trust. Pursuant to the terms of the Bakkt Trust purchase agreement, we may be subject to liabilities such as legal claims, including but not limited to third-party liability and other tort claims, claims for breach of contract, employment-related claims, regulatory or other compliance with law issues, tax liabilities, or liabilities we agree to retain pursuant to the Bakkt Trust purchase agreement. If any of these liabilities are not adequately covered by insurance or an enforceable indemnity or similar agreement from a creditworthy counterparty, we may be responsible for significant out-of-pocket expenditures. Further, in connection with the Bakkt Trust purchase agreement, we may incur liabilities for breaches of representations and warranties or failure to comply with operating covenants under such agreement. Additionally, we may have to indemnify the counterparty to the Bakkt Trust purchase agreement for certain liabilities or operations of Bakkt Trust. These liabilities, if they materialize, could materially and adversely affect our business, financial position, results of operations or cash flows.
Furthermore, we may not realize the expected benefits from the Bakkt Trust sale or from a strategic transaction involving our loyalty business. For example, we expect certain operational efficiencies, cost reductions and releases of regulatory capital to follow any such disposition. If any of those or other expected benefits fail to materialize at the levels we expect or at all, our business, financial position, results of operations and available cash may be adversely affected.
We may not realize the expected benefits under the Cooperation Agreement and may be unable to successfully negotiate the terms to acquire DTR, either of which could adversely affect our business, financial condition and results of operations.
On March 19, 2025, we entered into the Cooperation Agreement, pursuant to which, among other things, DTR agreed to provide us with certain exclusive payment processing technology, application programming interfaces, and infrastructure to be integrated into our platform for the enablement of global payments processing services in the jurisdictions where we or our affiliates operate. While we expect to work with DTR under the Cooperation Agreement to integrate our platform with DTR’s technology to establish mutually beneficial stablecoin-based payment services, we may be unsuccessful in such efforts and, even if we are initially successful, we may be unable to continue such operations if we are unable to obtain the necessary regulatory approvals, which risk may be compounded by Akshay Nehata, who directly or indirectly, wholly owns DTR, serving as our Co-Chief Executive Officer and on the Board.
Additionally, under the Cooperation Agreement, we will negotiate with DTR to establish the terms of the Call Option and the Put Option. While we intend to negotiate such matters in accordance with the terms of the Cooperation Agreement, we may be unsuccessful in such efforts, which may cause us or DTR to seek to modify or terminate the other commercial agreements under the Cooperation Agreement, any of which may be adverse to our prospects, financial condition or results of operations. Further, if we establish the terms of the Put Option, DTR will have the ability to force us to acquire DTR for up to 31.5% of our common stock plus certain convertible or exchangeable securities, which may be highly dilutive to our existing stockholders.
Moreover, if we establish terms of the put/call option, and we acquire DTR or DTR exercises its right for us to acquire DTR, we may not realize the expected benefits of such acquisition. For additional information regarding the risks related to potential acquisitions, see the following risk factor.
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
We may not realize the anticipated benefits of past or future investments, strategic transactions, or acquisitions, and these transactions involve numerous risks that are not within our control. These risks include the following, among others:
•    difficulty in assimilating the operations, systems, and personnel of the acquired business;
•    difficulty in effectively integrating the acquired technologies or products with our current products and technologies;
•    difficulty in maintaining controls, procedures and policies during the transition and integration;
•    disruption of our ongoing business and distraction of our management and employees from other opportunities and challenges due to integration issues;
•    difficulty integrating the acquired business’s accounting, management information and other administrative systems;
•    inability to retain key technical and managerial personnel of the acquired business;
•    inability to retain key customers, vendors and other business clients of the acquired business;
•    inability to achieve the financial and strategic goals for the acquired and combined businesses;
•    incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our results of operations;
•    regulatory changes that affect the value of the businesses we acquire or our plans for integration of those businesses, or that expose us to additional regulation or litigation in connection with the acquired businesses;
•    significant post-acquisition investments which may lower the actual benefits realized through the acquisition;
•    potential failure of the due diligence process to identify significant issues with product quality, legal, and financial liabilities among other things; and

•    potential inability to assert that internal controls over financial reporting are effective.
In particular, the acquisition of Bakkt Crypto presents risks to our business, including because:
•    our ability to retain the legacy clients of Bakkt Crypto, and expand those relationships, is a key growth driver for us;
•    we are in the process of replacing and/or augmenting many of our existing systems and relationships (e.g., agreements with crypto liquidity providers) with those historically used by Bakkt Crypto;
•    we may have increased liability and/or regulatory risk from the list of additional crypto assets on our platform and from the pre-acquisition activities of Bakkt Crypto, even after we elected to delist certain of the crypto assets on the Bakkt Crypto platform; and
•    the commercial relationship with Apex Clearing Corporation that is a part of the acquisition of Bakkt Crypto is a key growth driver for us, but that relationship may not produce the benefits that we envision.
Our failure to address these risks, or other problems encountered in connection with our past or future investments, strategic transactions, or acquisitions, could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, incremental expenses or the write-off of goodwill, any of which could harm our financial condition or results of operations, and the trading price of our Class A Common Stock could decline. For example, under the purchase agreement for the acquisition of Bakkt Crypto, we agreed to issue cash consideration of $55.0 million, up to $45.0 million in shares of our Class A Common Stock depending on Bakkt Crypto’s achievement of certain profitability targets for the fourth quarter of 2022, and up to an additional $100.0 million in shares of our Class A Common Stock depending on Bakkt Crypto’s achievement of certain financial targets through 2025. Under the purchase agreement for the acquisition of Bakkt Crypto, we have delivered approximately $9.1 million of shares of Class A Common Stock, which we expect to satisfy all of our obligations thereunder.
We may require additional capital to support the growth of our business, and such capital might not be available on acceptable terms, if at all.
We have funded our operations since inception primarily through equity financings and payments received from our platform. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. For example, in the Concurrent Offerings we issued and sold an aggregate of 1,858,062 shares of our Class A Common Stock, warrants to purchase an aggregate of 2,306,800 shares of Class A Common Stock at an exercise price of $25.50 per share, and Pre-Funded Warrants to purchase an aggregate of 448,742 shares of Class A Common Stock at an exercise price of $0.0001 per share for aggregate net proceeds of $46.5 million. Furthermore, while the ICE Credit Facility allows us to borrow up to $40,000,000, there are certain limitations on such borrowings, including graduated availability from December 31, 2024 through September 29, 2025.
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
In the past, we have identified conditions and events that raised substantial doubt about our ability to continue as a going concern and it is possible that we may identify conditions and events in the future that raise substantial doubt about our ability to continue as a going concern.
We intend to use our unrestricted cash and amounts available for borrowings under the ICE Credit Facility primarily to fund our day-to-day operations, including, but not limited to funding our regulatory capital requirements, compensating balance arrangements and other similar commitments, each of which is subject to change, and as available, to (i) activate new crypto clients, (ii) launch new crypto products in the institutional space and maintain our product development efforts, and (iii) optimize our technology infrastructure and operational support. We previously identified conditions and events that raised substantial doubt about our ability to continue as a going concern in connection with the filing of our Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2023. In connection with the filing of subsequent amendments thereto, we disclosed that, without additional equity financing, we could not conclude that we could maintain our operations for a period of at least 12 months from the dates of such filings. We subsequently closed on the Concurrent Offerings and, most recently, the ICE Credit Facility, which resulted in management concluding that we had sufficient capital to continue as a going concern for at least 12 months from the date of this Form 10-K. On March 14, 2025, our largest client, Webull, notified us that it will not be renewing its agreement with us when the current term of the agreement ends on June 14, 2025. The loss of Webull will materially reduce our Crypto services revenue and raises substantial doubt about our ability to continue as a going concern for at least the next 12 months. Management has plans to reduce operating costs, including reductions in force and other spending cuts, that will preserve and extend liquidity. Management believes that these plans can be successfully implemented and alleviate the substantial doubt as of the date of this filing. However, that determination may change in the future. If we cannot continue as a viable entity, our stockholders will likely lose most or all of their investment in us.
We have experienced and may continue to experience impacts to our business as a result of our clients’ concern regarding our ability to continue as a going concern. For example, (i) one of our crypto clients closed out of all customer positions, (ii) we received inquiries from clients and prospective clients about our financial position, (iii) certain of our surety bond providers requested additional collateral, (iv) we were required to pledge as collateral the amounts that were previously required to be maintained in a concentration account for our purchasing card facility, and (v) certain of our liquidity providers requested updated payment arrangements. There can be no assurance that we will not experience additional adverse impacts to our business, including additional or accelerated account closures, loss of future potential business, and additional demands for cash or collateral, which, individually or in the aggregate may further impair our business and exacerbate the risks related to our ability to continue as a going concern.
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
If we are required to raise additional funding in the future to maintain our operations or we are unable to access any or all of the amounts available under the ICE Credit Facility, we cannot be certain that additional capital, whether through selling additional equity or debt securities or obtaining additional lines of credit or other loans, will be available to us or, if available, will be on terms acceptable to us. If we issue additional securities to raise funds, these securities may have rights, preferences, or privileges senior to those of our common stock, and our current stockholders may experience dilution. If we are unable to obtain funds when needed or on acceptable terms, we may be required to curtail our current platform expansion programs, cut operating costs, forego future development and other opportunities or even terminate our operations. In addition, even though as of the filing of this Form 10-K, we determined that the Company has sufficient capital to continue as a going concern for at least 12 months, we may be unable to recover with investors, clients and customers due to the adverse reputational effects we experienced previously or may experience in the future.
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
Changes in our executive management team resulting from the hiring or departure of executives, or our leadership structure, could disrupt our business, and could impact our ability to preserve our culture, which could negatively affect our ability to recruit and retain personnel. For example, effective March 21, 2025, Akshay Naheta will be appointed as our Co-Chief Executive Officer, to serve in such role along with Andrew Main. This is a somewhat atypical leadership structure, and such structure may not achieve the benefits we intend. Furthermore, Mr. Naheta agreed to serve as our Co-Chief Executive Officer in connection with our entrance into the Cooperation Agreement with him and DTR, which is an entity that is directly or indirectly wholly owned by Mr. Naheta. To the extent our negotiations to acquire DTR are unsuccessful, Mr. Naheta may determine to no longer serve as our Co-Chief Executive Officer or seek to modify his role with us.
Any departure of an executive could be particularly disruptive in light of the leadership transition.
Our business will suffer if we fail to attract and retain highly skilled employees.
Our future success will depend on our ability to identify, hire, develop, motivate and retain highly qualified personnel for all areas of our organization, particularly information technology and sales. Hiring qualified and experienced personnel in this specialized technology space is difficult due to the high level of competition and scarcity of experience. Further, on May 2, 2024, we announced a reduction in force resulting in the termination of 28 employees, which may limit our ability to attract and retained qualified and experienced personnel. Many of the companies with which we compete for experienced employees have greater resources than we do and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training employees, which increases their value to competitors that may seek to recruit them. We may not be able to attract, develop and maintain the skilled workforce necessary to operate our business and labor expenses may increase as a result of a shortage in the supply of qualified personnel, which would negatively impact our business. Further, we may suffer shortages with respect to certain categories of personnel due to reductions in force, attrition, inability to hire qualified and experienced personnel, or any combination of the foregoing, which may negatively impact our operational performance. For example, if we suffer shortages with respect to certain of our customer service personnel, our ability to maintain compliance with our service level commitments to clients may be impacted, resulting in financial penalties and, potentially, damage to or loss of those client relationships. Shortages with respect to certain of our compliance personnel may limit our ability to comply with evolving and uncertain laws and other regulations. For additional information, see “—Risks Related to Regulation, Taxation and Laws.” Shortages with respect to certain of our accounting personnel may limit our ability to maintain internal control over financial reporting. For more information, see “—Risks Related to Risk Management and Financial Reporting.”
Our revenue is impacted, to a significant extent, by the general economy.
Our business and our clients’ businesses are sensitive to macroeconomic conditions. Economic factors such as interest rates, tariffs, inflation, changes in monetary and related policies, market volatility (including as a result of geopolitical issues, such as the wars in Ukraine and the Middle East), consumer confidence, and unemployment rates are among the most significant factors that impact consumer spending behavior. Weak economic conditions, high interest rates, inflation or a significant deterioration in economic conditions reduce the amount of disposable income consumers have, which in turn reduces consumer spending and the willingness of consumers to accumulate and spend crypto and loyalty points or otherwise transact in such assets, which would have an adverse effect on our business, results of operations, financial condition, and future prospects. In particular, the high levels of inflation experienced in the United States could negatively impact our business by increasing our costs and reducing consumer activities necessarily to our revenue generation.
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
We have a relatively limited operating history even at our current scale, and our projected growth in future periods exposes us to increased risks, uncertainties, expenses and difficulties. If we are unable to appropriately scale our operations to support such growth, our business, results of operations, financial condition and future prospects would be materially and adversely affected.
If we experience rapid growth, we could face significant challenges in:
•    maintaining and developing relationships with existing and new clients;
•    securing funding to maintain our operations and future growth;
•    maintaining adequate financial, business and risk controls;
•    implementing new or updated information and financial risk controls and procedures;

•    navigating complex and evolving regulatory and competitive environments;
•    attracting, integrating and retaining an appropriate number of qualified, skilled employees;
•    training, managing and appropriately sizing our workforce and other components of our business on a timely and cost-effective basis;
•    expanding within existing markets;
•    entering new markets and introducing new solutions;
•    continuing to develop, maintain, protect and scale our platform;
•    effectively using limited personnel and technology resources; and
•    maintaining the security of our platform and the confidentiality of the information, including personally identifiable information, provided and utilized across our platform.
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
For example, during the fiscal year ended December 31, 2023, we recognized $60.5 million of goodwill and intangible assets impairments relating to the sustained decline in our market capitalization and failure to achieve our projected revenue growth. Further adverse changes to the timing for expected crypto product activations and declines in market capitalization could lead to additional goodwill or intangible asset impairment charges in future periods, which could be material to our results of operations. Additionally, Webull’s decision not to renew its agreement with us when the current term of the agreement ends on June 14, 2025 increases the risk of a goodwill impairment. For more information on the valuation and impairment of long-lived assets, refer to Note 5 in our audited consolidated financial statements included in this Form 10-K.
We may not be successful in achieving expected operating efficiencies and sustaining or improving operating expense reductions, and might experience business disruptions and adverse tax consequences associated with restructuring, realignment and cost reduction activities.
Portions of our business have been, and may in the future be, the subject of restructuring, realignment or cost reduction initiatives. For example, in the fourth quarter of 2022 and first quarter of 2023, we commenced a restructuring plan in order to simplify and focus on our core capabilities. The streamlining effects of the plan could result in reduced revenue or increased costs due to additional reliance on third-party service providers, which may adversely impact our business operations. In addition, we may not be successful in achieving the full efficiencies and cost reduction benefits we expect or such benefits might be realized later than expected, and the ongoing costs of implementing these measures might be greater than anticipated. In addition, we might undertake additional restructuring efforts, which could result in future charges. Moreover, our ability to achieve our other strategic goals and business plans might be adversely affected, and we could experience business disruptions, if our restructuring and realignment efforts and our cost reduction activities prove ineffective.
Environmental, social and governance factors may impose additional costs and expose us to new risks.
There is focus from certain investors, regulators, employees, users and other stakeholders concerning corporate responsibility, specifically related to environmental, social, and governance matters (“ESG”) and related assurances and disclosures. Compliance with recently adopted and potential upcoming ESG requirements, including California’s climate-related bills, may require the dedication of significant time and resources by us. If we are unable to comply with new laws and regulations or changes to existing legal or regulatory requirements concerning ESG matters, or if we fail to meet investor, industry, or stakeholder expectations and standards relating to ESG matters, our reputation may be harmed, customers may choose to refrain from using our products and services, we may be subject to fines, penalties, regulatory or other enforcement actions, and our business, operating results, and financial condition could be adversely affected.
Risks Related to Crypto
Regulations governing crypto and blockchain may change rapidly, which may force us to change our business quickly to adapt and may change the competitive landscape.
The changes in presidential administration and control of the U.S. Congress (“Congress”) in 2025 may result in a new regulatory approach to crypto and blockchain, including newly adopted laws and regulations, changes in approach to enforcement, and new interpretations of existing laws. President Donald J. Trump has issued an executive order designed to increase federal government support of the crypto industry, including by establishing a President’s Working Group on Digital Asset Markets that is directed to identify existing regulations that should be rescinded or modified and to develop a new regulatory framework for crypto, among other things. Similarly, the SEC has established a new Crypto Task Force that will develop a framework for SEC policies governing crypto and has moved to end or pause several enforcement actions and investigations involving companies in the crypto industry. For example, lawmakers and regulators may adopt policies permitting broader or more restricted transactions in certain digital assets, allowing or providing new regulatory clarity to additional types of activities in the crypto markets, and/or imposing or allowing new forms of registration or licensing on entities involved in those activities. Similarly, federal and state regulators may change or decrease their emphasis on enforcement in the crypto industry. While this could bring more certainty and potentially provide support to the crypto markets and our existing and potential customers, it is unclear what, if any, changes may be adopted and what the effects of those changes may be on our business and current operations. We may, based on any regulatory changes, be forced to adapt our business model to comply with new laws, perhaps quickly. Any such changes could negatively impact our operations and the services we provide customers, including on our crypto trading platform. In addition, if we are not able to adapt our business lines and practices quickly enough, it may cause us to lose customers and negatively affect our profitability. Any required changes could also be costly to implement.
In addition, more regulatory certainty or less enforcement could encourage more entrants into the market, which could increase the competition for our customers and impact our potential profitability. Our competitors may alternatively anticipate a more permissive regulatory environment and, as a result, offer new products or services that we deem to exceed the scope of what is permitted under current regulation. These competitors could attract and retain clients and transaction volume from us, which may in turn negatively affect our business, but those competitors may ultimately escape regulatory scrutiny. This could put us at a competitive disadvantage.
Volatility and disruptions in the crypto market may subject us to additional risks.
Many crypto assets are volatile, and financial distress in the crypto market from time to time (such as bankruptcies filed by certain providers of banking services to crypto companies) has increased uncertainty in the macroeconomic environment. There is no certainty that the measures we have taken or whether an improving regulatory environment will be sufficient to address the risks posed by any crypto market disruption and volatility, including those caused by any recession or economic downturn that may occur, and we may experience material and adverse impacts to our business as a result.
The ultimate impact of any volatility or distress in the crypto market will depend on future developments, including, but not limited to, the downstream effects of bankruptcies filed by crypto market participants, their severity, and the actions taken by regulators to address its impact. Any deterioration in the crypto markets may have an adverse effect on our reputation, and any negative perception by our clients of crypto may lead to a loss of client demand for our products and services, any of which could have an adverse impact on our business and financial condition. We may also suffer a decline in the market price of our Class A Common Stock due to any negative perception by our clients, investors, or the general public, of crypto or the crypto market.
Due to unfamiliarity and some negative publicity associated with crypto platforms, existing and potential customers may lose confidence in crypto platforms, which could have an adverse impact on our business.
Numerous crypto platforms have been sued, investigated, or shut down due to fraud, manipulative practices, business failure and security breaches. In many of these instances, customers of these platforms were not compensated or made whole for their losses. For example, in May 2019, Binance, one of the world’s largest platforms, was hacked, resulting in losses of approximately $40 million, and in February 2021, Bitfinex settled a long-running legal dispute with the State of New York related to Bitfinex’s alleged misuse of over $800 million of customer assets. Further, in 2022, each of Celsius Networks, Voyager, Three Arrows Capital and FTX declared bankruptcy, resulting in a loss of confidence in participants of the crypto economy and negative publicity surrounding crypto more broadly. In August 2023, crypto asset exchange Bittrex Inc. and its co-founder and former CEO agreed to settle charges that they operated an unregistered national securities exchange, broker, and clearing agency, and agreed to make a total monetary payment of $24 million. In November 2023, three federal U.S. agencies-the U.S. Department of the Treasury, through FinCEN and OFAC, the U.S. Department of Justice (“DOJ”), and the Commodity Futures Trading Commission (“CFTC”) all announced enforcement actions against Binance. The actions announced required Binance to pay, in the aggregate, over $4.3 billion in criminal forfeiture, penalties, and fines, and also required Changpeng Zhao, the founder of Binance, to plead guilty to criminal money laundering charges.
In response to these events, the crypto markets experienced extreme price volatility, certain markets experienced issues with liquidity, and several other entities in the crypto industry were negatively affected, undermining confidence in the crypto markets and in bitcoin and in other digital assets. If the liquidity of the crypto markets continues to be negatively impacted by events like these, crypto prices may continue to experience significant volatility and confidence in the crypto markets may be further undermined.
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
There may be a perception among regulators and others that crypto is used to facilitate illegal activity such as fraud, money laundering, tax evasion and scams. Because we provide the ability to transact in crypto, any negative perceptions associated with crypto could harm our reputation.
Crypto may be perceived by some regulators and the general public as being susceptible to, and in fact has been used on numerous occasions for, illegal or improper uses, including money laundering, tax evasion, terrorist financing, illegal online gambling, fraudulent sales of goods or services, illegal sales of prescription medications or controlled substances, piracy of software, movies, music and other copyrighted or trademarked goods (in particular, crypto goods), bank fraud, child pornography, human trafficking, prohibited sales of alcoholic beverages or tobacco products, securities fraud, pyramid or ponzi schemes, or to facilitate other illegal activity. Because our platform allows customers to transact in crypto, this perception may harm our reputation because we could be viewed as facilitating, or could otherwise become associated with, these illegal activities. Any such negative perception of our reputation could harm our business.
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
Bakkt Crypto utilizes certain third-party custodians and self-custodies select crypto assets to facilitate customer withdrawals utilizing the Fireblocks Vault service. Such solutions involve the processing, storage and transmission of crypto and data. Contractual limits on our exposure in the event that crypto is stolen or misappropriated may not be sufficient to protect us from liability or other harm. The theft or misappropriation of crypto held in custody by us would likely result in financial loss, reputational damage, potential lack of trust from our customers, negative press coverage, and diversion of our management’s time and focus. The secure storage and transmission of crypto and data over networks is a critical element of our operations. Threats to our operations come from external factors such as governments, organized crime, hackers, and other third parties such as outsourced or infrastructure-support providers and application developers, or may originate internally from an employee or service provider to whom we have granted access to our systems.
Crypto transactions are generally irrevocable, and stolen or incorrectly transferred crypto may be irretrievable. Once a transaction has been verified and recorded in a block that is added to the distributed ledger, an incorrect transfer of crypto generally will not be reversible, and we may not be able to obtain compensation for any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, the crypto could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. Such events would have a material adverse effect on our ability to continue as a going concern.
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
Bakkt Crypto buys, sells, sends and receives crypto to fulfill buy and sell orders from individual and institutional customers and, in some cases, works with third-party vendors which provide custodial services to such customers and, in other cases, self-custodies select crypto assets through the use of the Fireblocks Vault service. Should we or one of our third-party custodians fail to implement or maintain the policies, procedures and controls necessary to secure the custody of the crypto assets entrusted to us by our customers in full compliance with applicable law and regulation, the Company could suffer reputational harm and/or significant financial losses; face litigation or regulatory enforcement action potentially leading to significant fines, penalties, and additional restrictions; and see its customers discontinue or reduce their use of our and our clients’ products. Any of these occurrences could adversely impact our business, operating results, and financial condition.
We regard the crypto assets that we self-custody using the Fireblocks Vault service for customers as the property of those customers, who benefit from the rewards and bear the risks associated with their ownership, and we believe that customer crypto assets, consistent with the nature and terms of the services we offer and applicable law, would not be made available to satisfy the claims of our general creditors in the event of our bankruptcy. In addition, since the acquisition of Bakkt Crypto, we have utilized the services of third-party custodians to hold crypto assets in custody for the benefit of Bakkt Crypto customers. These third-party custodians maintain their own bankruptcy protection procedures and contractual protections designed with the goal that the crypto assets held in custody by these third-party custodians would not be made available to satisfy the claims of such custodian’s general creditors in the event of bankruptcy. However, insolvency law is not fully developed with respect to the holding of crypto assets in custodial arrangements and continues to develop. As a result, there is a risk that crypto assets held in custody could be considered to be the property of a bankruptcy estate in the event of a bankruptcy, and that the crypto assets held in custody on behalf of our customers could be subject to bankruptcy proceedings and such customers could be treated as general unsecured creditors. This prospect may result in customers finding our custodial services more risky and less attractive.
Bakkt Crypto uses omnibus wallets to hold crypto assets belonging to the Company as well as crypto assets held for the benefit of and on behalf of customers. The balances of Bakkt Crypto-owned assets in such wallets are de minimis and are maintained solely to facilitate customer transactions, such as by funding the payment of transfer fees and addressing rounding conventions and trade errors. Although the Company maintains detailed internal ledgers recording the ownership of crypto assets held in Company-controlled omnibus wallets, the use of omnibus wallets could complicate the disposition or treatment of customer crypto assets in the event of our bankruptcy, including by increasing the risk that crypto assets held in the omnibus wallets are considered to be the property of our bankruptcy estate.
Further, on March 31, 2022, the SEC issued Staff Accounting Bulletin (“SAB”) No. 121, which represented a significant change regarding how a company safeguarding crypto held for its platform users reports such crypto on its balance sheet. On January 23, 2025, the SEC issued SAB No. 122, which rescinded SAB No. 121. Any future changes in U.S. generally accepted accounting principles (“GAAP”) that require us to change the manner in which we account for our crypto held for our customers could have a material adverse effect on our financial results, our regulatory capital requirements, and the market price of our securities.
See “—Risks Related to Risk Management and Financial Reporting—Future changes in financial accounting standards may significantly change our reported results of operations.”

Crypto does not have extensive historical precedent, and distributed ledger technology continues to rapidly evolve. The unique characteristics of crypto presents risks and challenges to us that could have a material adverse effect on our business.
Crypto does not have extensive historical precedent, and distributed ledger technology continues to rapidly evolve. Given the infancy of the development of crypto networks, parties may be unwilling to transact in crypto, which would dampen the growth, if any, of crypto networks. Bakkt Crypto buys, sells, sends and receives crypto to fulfill buy and sell orders from individual and institutional customers and, in some cases, works with third-party vendors which provide custodial services to such customers and, in other cases, self-custodies select crypto assets through the use of the Fireblocks Vault service. The rate of change of crypto networks can present technological challenges and require us to expend significant time and expenditures to adapt to new crypto network technologies. Acceptance of software patches or upgrades by a significant, but not overwhelming, percentage of the users and miners in a crypto network, such as the Bitcoin Network, could result in a “fork” in such network’s distributed ledger, resulting in the operation of multiple separate networks. This could require us to develop and incorporate new technologies to integrate with the new fork, which may require substantial expenditures and take considerable time, if it can be done at all. Until such time as we develop and incorporate such new technologies, consumers may not be able to access new forks or the assets available on new forks. Because crypto networks are dependent upon the internet, a disruption of the internet or a crypto network, such as the Bitcoin Network, would affect the ability to transfer crypto. The realization of one or more of the foregoing risks may have a material adverse effect on our business. Moreover, because crypto has been in existence for a short period of time and is continuing to develop and evolve, there may be additional risks in the future that are impossible to predict and which could have a material adverse effect on our business.
We may encounter technical issues in connection with the integration of supported crypto assets and changes and upgrades to their underlying networks, which could adversely affect our business.
In order to support any particular crypto asset, a variety of front and back-end technical and development work is required to integrate such supported crypto asset with our existing technical infrastructure. For certain crypto assets, a significant amount of development work is required, and there is no guarantee that we will be able to integrate successfully with any existing or future crypto asset. In addition, integration may introduce software errors or weaknesses into our platform, including our existing infrastructure. Even if integration is initially successful, any number of technical changes, software upgrades, soft or hard forks, cybersecurity incidents, bugs, errors, defects or other changes to the underlying blockchain network may occur from time to time, causing incompatibility, technical issues, disruptions, or security weaknesses to our platform. If we are unable to identify, troubleshoot and resolve any such issues successfully, we may no longer be able to support such crypto assets, our customers’ assets may be frozen or lost, the security hot, warm, or cold wallets established at our direction by third-party vendors may be compromised, and our platform and technical infrastructure may be affected, all of which could adversely impact our business.
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
We have procedures to process redemptions and withdrawals promptly in accordance with the terms of the applicable user agreements. We could experience process-related withdrawal or redemption delays if there were to be a significant and unexpected volume of withdrawal or redemption requests, including in the case of economic disruptions that trigger significant concerns about the stability of the markets. For example, following our disclosure regarding our ability to continue as a going concern in February 2024, one of our clients closed out of its customer positions. To the extent we have process-related delays, even if the delays are brief or due to blockchain network congestion or heightened redemption activity, and even if the delays are within the terms of an applicable user agreement or otherwise communicated by us, we may nonetheless experience, among other things, increased customer complaints, damage to our brand and reputation and additional regulatory scrutiny, any of which could adversely affect our business.
Risks Related to Regulation, Taxation and Laws
Our business is subject to extensive government regulation, oversight, licensure and approvals. Our failure to comply with extensive, complex, uncertain, overlapping and frequently changing rules, regulations and legal interpretations could materially harm our business.
Our business is subject to laws, rules, regulations, policies and legal interpretations in the markets in which we operate, including, but not limited to, those governing money transmission, crypto asset business activity, consumer protection, anti-money laundering, counter-terrorist financing, privacy and data protection, cybersecurity, economic and trade sanctions, commodities, derivatives, and securities. These laws and regulations are subject to uncertainty and change, and any policy or regulatory changes could affect our business significantly, particularly if we are unable to adapt quickly. See “—Risks Related to Crypto—Regulations governing crypto and blockchain may change rapidly, which may force us to change our business quickly to adapt and may change the competitive landscape.”
We have been, and expect to continue to be, required to apply for and maintain various licenses, certifications and regulatory approvals in jurisdictions where we provide our services, including due to changes in applicable laws and regulations or the interpretation of such laws and regulations. There can be no assurance that we will elect to pursue, or be able to obtain, any such licenses, certifications and approvals. In addition, there are substantial costs and potential product changes involved in maintaining and renewing such licenses, certifications and approvals. For instance, in the United States, Bakkt Crypto has obtained licenses to operate as a money transmitter (or its equivalent) in the states where it operates and where such licenses are required, as well as in the District of Columbia and Puerto Rico, and as a virtual currency business with the State of New York. In these capacities, Bakkt Crypto is subject to reporting requirements, restrictions with respect to the investment of consumer funds, bonding requirements and inspection by state regulatory agencies. We expect federal regulation to change further in connection with the new U.S. Presidential Administration and Congress in 2025. This could result in new registration or licensing requirements subjecting us to additional oversight.
As we expand our international business activities, both as to the products and services offered and into jurisdictions within and beyond the United States, we have become increasingly obligated to comply with new laws and regulations, including those of any additional countries and markets in which we operate, and we may be subject to increased regulatory oversight and enforcement and more restrictive rules and regulations. Laws outside of the United States often impose different, more specific, or even conflicting obligations on companies, as well as broader liability. For example, certain transactions that may be permissible in a local jurisdiction may be prohibited by regulations of U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”) or U.S. anti-money laundering or counter-terrorist financing regulations. Our ability to manage our business and conduct our operations internationally will require considerable management attention and resources, particularly as we have no operating history outside the United States and limited experience with international regulatory environments and market practices. Our failure to successfully manage regulatory risks could harm our international operations and have an adverse effect on our business, operating results, and financial condition.
As we expand our activities, we become increasingly obligated to comply with the laws, rules, regulations, policies and legal interpretations of both the jurisdictions in which we operate and those into which we offer services on a cross-border basis. For instance, financial regulators outside the United States have increased scrutiny of crypto asset platforms over time, such as by requiring crypto asset platforms operating in their local jurisdictions to be regulated and licensed under local laws. To the extent a customer accesses our services outside of jurisdictions where we have obtained required governmental licenses and authorization, we face a risk of becoming subject to regulations in that local jurisdiction. A regulator’s conclusion that we are servicing customers in its jurisdiction without being appropriately licensed, registered or authorized could result in fines or other enforcement actions.
Additionally, through our relationships with clients that are banks, we are subject to risk management standard for third-party relationships in accordance with federal bank regulatory guidance and to examinations by the federal banking regulators should these regulators exercise their authorities under applicable law. Should we, these banks, or prospective clients that are banks be unable to satisfy these standards, that failure would materially and adversely affect our business, operating results, and financial condition.
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
Significant parts of our business, such as our product and service offerings involving crypto, are subject to uncertain and/or evolving regulatory regimes. As crypto has grown in both popularity and market size, governments have reacted differently, with certain governments deeming it illegal and others allowing its use and trade without restriction. The failures of risk management and other control functions at other companies that played a role in the 2022 and 2023 events have accelerated, and continue to accelerate, an existing regulatory trend toward stricter oversight of crypto platforms and the crypto industry. Legislation, regulations and enforcement actions applicable to crypto in the United States include, but are not limited to the following:
•    In 2023, the SEC initiated lawsuits against certain crypto asset exchanges, including Bittrex, Coinbase, Binance, and Kraken alleging among other things that those entities operated as unregistered national securities exchanges, unregistered broker-dealers and unregistered clearing agencies and alleging that certain crypto assets available on their platforms are securities. In February and March 2025, the SEC reportedly dropped several enforcement cases involving these types of actions, including that against Coinbase.
•    The CFTC staff has publicly taken the position that certain crypto assets are commodities, and as such, exchange-traded derivatives involving bitcoin are subject to the CFTC’s jurisdiction and enforcement powers. This has been reflected in certain CFTC enforcement actions, including those against Coinflip, Inc. and certain informal CFTC guidance, such as the LabCFTC’s Primer on Virtual Currencies.
•    In June 2023, the CFTC won a default judgment against Ooki DAO, a decentralized autonomous organization that the CFTC charged with operating an illegal trading platform and unlawfully offering leveraged and margined retail commodity transactions in crypto assets outside of a registered exchange, unlawfully acting as a Futures Commission Merchant (FCM), and unlawfully failing to comply with BSA obligations applicable to FCMs.
•    In July 2023, a court in the Southern District of New York held that Ripple Labs, Inc.’s (“Ripple”) sales of XRP to sophisticated investors pursuant to written contracts did constitute the unregistered offer and sale of investment contracts while sales of XRP to purchasers through blind bid/ask transactions on crypto asset exchanges did not constitute the sale of unregistered securities. In 2024, Ripple was assessed a $125 million civil penalty. These rulings are under appeal and the future of the litigation is uncertain.
•    On July 31, 2023, a different court in the Southern District of New York held that the SEC had asserted a plausible claim that certain inter-related crypto assets offered by Terraform Labs qualified as investment contracts.
•    In September 2023, the CFTC issued orders and simultaneously filed and settled charges against Opyn, Inc., ZeroEx, Inc., and Deridex, Inc., alleging that each had offered users the ability to trade crypto asset derivatives without registering with the CFTC as one or more regulated entities.
•    Congress has expressed the need for both greater federal oversight of the crypto industry and comprehensive crypto asset legislation. Congress considered bills that would create new federal frameworks for crypto, including the Financial Innovation and Technology for the 21st Century Act (“FIT 21”), which in 2024 was passed by the House of Representatives but stalled in the Senate and has been reintroduced in 2025, and legislation that would provide a regulatory framework for stablecoins.
•    Certain state regulators, such as NYDFS, have created or are in the process of creating new regulatory frameworks with respect to crypto. For example, in 2015, the State of New York adopted the “BitLicense,” the first U.S. regulatory framework for licensing participants in crypto business activity. Bakkt Crypto currently operates under a BitLicense. On January 25, 2023, NYDFS released guidance regarding crypto custody practices, providing that a “virtual currency entity custodian” must: (1) separately account for and segregate customer assets from proprietary assets, (2) take possession of customer assets only for the limited purpose of carrying out custody and safekeeping services, (3) request approval before implementing any sub-custody arrangements, and (4) provide adequate disclosure to customers. In addition, Louisiana adopted a virtual currency regulation, effective as of January 1, 2023, which requires operators of virtual currency businesses to obtain a virtual currency license in order to conduct business in Louisiana. We operate in Louisiana under such license. Other states, such as Texas, have published guidance on how their existing regulatory regimes governing money transmitters apply to virtual currencies. Some states, such as New Hampshire, North Carolina and Washington, have amended their state’s statutes to clarify the treatment of virtual currencies within existing licensing regimes, while others have interpreted their existing statutes as requiring a money transmitter license to conduct certain virtual currency business activities.
•    FinCEN has released guidance regarding how it considers its regulations to apply to crypto businesses.

•    The IRS released guidance treating crypto as property that is not currency for U.S. federal income tax purposes.
•    In October 2023, the governor of California signed into law the DFAL, which establishes a required licensing framework administered by the DFPI for entities engaged in digital financial asset business activity in the state of California. The Company expects that its business will require licensure under the DFAL and will therefore take steps to obtain necessary licenses prior to the enactment’s effective date of July 1, 2026. The Company notes that the DFAL provides that the DFPI may issue a conditional license to companies, such as our subsidiaries, that maintain licenses to conduct virtual currency business activity in New York or hold a charter as a New York limited purpose trust company with approval to conduct a virtual currency business under New York law. The Company will continue to monitor and review guidance from the DFPI clarifying the enactment’s scope and interpretation.
•    In 2024, the IRS issued final regulations and other guidance on tax reporting requirements for cryptocurrency brokers, which generally expanded the scope of companies that are required to report basis, adjusted basis, gross proceeds and amounts realized from sales of covered crypto assets.
•In early 2025, President Trump created a Working Group on Digital Asset Markets with the mandate of identifying existing regulations and other guidance that should be rescinded or modified and creating a new framework for digital asset regulation. The SEC has also created a Crypto Task Force designed to develop an SEC framework for regulation.
Governmental and regulatory bodies may continue to adopt new laws and regulations, issue new guidance or bring new enforcement actions relating to crypto and the crypto industry generally, and crypto platforms in particular, the direction and timing of which may be influenced by changes in the governing administrations and major events in the crypto industry. In particular, the new presidential and congressional administrations may be more likely to change the direction of policy, perhaps significantly. See “Risks Related to Crypto—Regulations governing crypto and blockchain may change rapidly, which may force us to change our business quickly to adapt and may change the competitive landscape.” In addition, regulators may establish self-regulatory bodies to set guidelines regarding crypto, which could have similar effects on new policies adopted by government bodies. To the extent regulators issue guidance, uncertainties may remain regarding the application of such guidance, and any informal guidance may not be an official policy, rule or regulation, may be subject to change and is not necessarily binding on the applicable regulators. Enforcement actions may also be contested in litigation, which could take years to resolve, or dropped by the new administration, which can also lead to an uncertain regulatory environment.
The technologies underlying crypto are novel technologies and relatively untested, and the application of securities and other laws to aspects of these technologies and crypto is unclear in certain respects. It is difficult to predict how or whether regulatory agencies may apply existing or new regulation with respect to this technology and its applications, and whether regulators will bring enforcement actions on specific issues. Further, U.S. bankruptcy courts have recently been faced with a number of questions of first impression that may determine the status of crypto in bankruptcy, and the rights and obligations of platforms that custody crypto for their customers. The law in this area continues to develop.
New interpretations of, or changes to, existing laws, regulations and guidance, and new enforcement actions, may impact, either positively or negatively, the development of the crypto industry as a whole and our legal and regulatory status in particular by changing how we operate our business, how our products and services are regulated, and what products or services we and our competitors can offer, requiring changes to our compliance and risk mitigation programs and other policies and procedures, imposing new licensing or registration requirements and associated compliance, imposing a total ban on certain crypto transactions, or opening up regulatory paths for additional transactions or activities, as has occurred in certain jurisdictions in the past. In addition, new or changing laws, regulations, guidance or enforcement actions, could severely or materially adversely impact, among other things, the permissibility of the operation of the blockchain networks underlying crypto and our operations; adversely impact the value or liquidity of crypto; the ability to access marketplaces or exchanges on which to trade crypto; the structure, rights and transferability of crypto and the treatment of crypto and holders of crypto in insolvency proceedings; and publicity relating to particular crypto assets or platforms or the crypto industry more generally. In addition, new laws, regulations, guidance, or approaches to enforcement that permit a broader range of transactions and activities or are otherwise designed to support the crypto market could encourage additional entrants into the market and foster more competition. These developments may also force us to adapt our business quickly, and our success and profitability may depend on our ability to do so effectively. Any of the foregoing could significantly adversely impact our business.
The cost of compliance with the ever-changing legal and regulatory environment may be significant, including for Bakkt Crypto, which is subject to various obligations pursuant to its licenses. Our failure to comply with existing or future laws, rules and regulations could subject us to fines, civil liability, mandatory injunctions that change how we operate or cessation of operations. We may be forced to implement new measures to reduce our exposure to this liability, which may require us to expend substantial resources or to discontinue certain products or services, which would negatively affect our business. Any costs incurred to prevent or mitigate this potential liability could result in reputational harm and affect our financial condition and cash flows, thereby harming our business and results of operations. Relatedly, any loss of license or failure to secure a license that we need may cause a disruption to our business and operations.
See also “—Regulations governing crypto and blockchain may change rapidly, which brings uncertainty and may force us to change our business quickly to adapt,” and “—Risks Related to Regulation, Taxation and Law—A crypto asset’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty, and if crypto assets on our platform are later determined to be securities, we may be subject to regulatory scrutiny, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.”
A crypto asset’s status as a “security” in any relevant jurisdiction may be subject to a high degree of uncertainty, and if crypto assets on our platform are later determined to be securities, we may be subject to regulatory scrutiny, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.
The SEC and its staff have historically taken the position that certain crypto assets or transactions in them fall within the definition of a “security” under the U.S. federal securities laws, and it is possible the SEC may take this position with respect to assets that may be transacted on our platform. Certain legal tests for determining whether any given asset is a security currently may require highly complex and fact-driven analyses, and the outcome of any court or regulator’s assessment can be difficult to predict. In the past, the SEC, as well as other regulators, was increasingly focused on the regulation of crypto assets and activities, and that focus impacted our business. The SEC has alleged a number of additional crypto assets to be securities in the course of enforcement actions and lawsuits brought against crypto market participants, including lawsuits brought against the crypto exchanges Bittrex, Coinbase, Binance, and Kraken. Some of these actions have been and may in the future be dismissed or paused in light of changes in the regulatory approach of the SEC regarding crypto. Among the crypto assets identified as securities in these actions are assets that are listed on Bakkt Crypto’s platform. Particularly in 2025’s changing regulatory environment for crypto, it is not clear what actions the SEC will take with respect to those or other crypto assets, including what decisions the courts will reach regarding the status of specific crypto assets as securities. For example, in December 2020, the SEC initiated a lawsuit against Ripple and two of its executives, alleging that they engaged in the unlawful offer and sale of unregistered securities through sales of XRP, Ripple’s crypto asset, since 2012. On July 13, 2023, a court in the Southern District of New York held that Ripple’s sales of XRP to sophisticated investors pursuant to written contracts did constitute the unregistered offer and sale of investment contracts while sales of XRP to purchasers through blind bid/ask transactions on crypto asset exchanges did not constitute the sale of unregistered securities. The litigation remains under appeal. There also remains a significant lack of clarity over whether individual crypto assets that purport to maintain a fixed or “stable” value relative to a fiat currency or other underlying asset, known as “stablecoins,” will be deemed to be “securities.”
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
Finally, it is possible that the SEC’s approach to whether particular crypto assets are securities will change, perhaps significantly. If so, that could change the scope of the crypto assets that may be traded on our platform, and we may be required to adapt quickly. This could also allow and encourage new entrants into the market, which would increase competition and potentially detract from our market share and therefore our trading volume. In addition, certain entrants may choose to list crypto assets that we believe are properly deemed securities based on a perception that regulators are less likely to pursue enforcement or other penalties. This could also affect our market share and negatively impact our business.
We are subject to significant litigation risk and risk of regulatory liability and penalties. Any current or future litigation or regulatory proceedings against us could be costly and time-consuming to defend.
We are from time to time subject to legal proceedings and claims as well as regulatory proceedings that arise in the ordinary course of business, such as securities class action litigation or other shareholder litigation, claims brought by our clients or customers in connection with commercial disputes, or employment claims made by our current or former employees, and patent litigation. For example, even though the cases were ultimately dismissed, we incurred significant litigation costs in connection with lawsuits related to the VIH Business Combination. In addition, prior to our acquisition of Bakkt Crypto, Bakkt Crypto received requests from the SEC for documents and information about certain aspects of its business, including the operation of its trading platform, processes for listing assets, the classification of certain listed assets, and relationships with customers and service providers, among other topics. We timely responded to the SEC’s requests and on March 3, 2025, the SEC concluded its inquiry and, based on the information it had at such time, the SEC advised us that it did not intend to recommend an enforcement action against Bakkt Crypto.
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
In light of our business model based on crypto, we are also subject to substantial regulatory risks. For more information about the regulatory risks to which our business is subject, see “—A crypto asset’s status as a “security” in any relevant jurisdiction is subject to a high degree of uncertainty, and if crypto assets on our platform are later determined to be securities, we may be subject to regulatory scrutiny, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition,” “—Regulatory regimes governing blockchain technologies and crypto are evolving and uncertain, and new legislation, regulations, guidance and enforcement actions have in the past required, and may in the future require, us to alter our business practices” and “—Our business is subject to extensive government regulation, oversight, licensure and approvals. Our failure to comply with extensive, complex, uncertain, overlapping and frequently changing rules, regulations and legal interpretations could materially harm our business.”
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
Bakkt Holdings, Inc. is a holding company with no material assets other than our ownership of common units in Opco (“Opco Common Units”) and our managing member interest in Opco. As a result, it has no independent means of generating revenue or cash flow. Its ability to pay taxes and operating expenses, make payments under the Tax Receivable Agreement (the “Tax Receivable Agreement”) and pay dividends (if any) will depend on the financial results and cash flows of Opco and its subsidiaries and the distributions it receives from Opco. Deterioration in the financial condition, earnings or cash flow of Opco and its subsidiaries for any reason could limit or impair Opco’s ability to pay such distributions. Additionally, to the extent it needs funds and Opco and/or any of its subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of any financing arrangements, or Opco is otherwise unable to provide such funds, it could materially adversely affect Bakkt Holdings’ liquidity and financial condition.
Opco will continue to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, taxable income will be allocated to holders of Opco Common Units. Accordingly, we will be required to pay income taxes on our allocable share of any net taxable income of Opco. Under the terms of the Third Amended and Restated LLC Agreement (the “Opco LLC Agreement”), Opco is obligated to make certain tax distributions to holders of Opco Common Units (including us). In addition to tax expenses, we will also incur other expenses, including payment obligations under the Tax Receivable Agreement, which could be significant. We intend to cause Opco to make distributions to holders of Opco Common Units, pro rata, in aggregate amounts sufficient to cover all of our applicable income taxes, payments required to be made by us under the Tax Receivable Agreement and dividends, if any, declared by us. However, Opco’s ability to make such distributions may be subject to various limitations and restrictions including, but not limited to, restrictions on distributions that would either violate any contract or agreement to which Opco is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering Opco insolvent. If our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement and to fund our obligations, we may be required to incur additional indebtedness to provide the liquidity needed to make such payments, which could materially adversely affect our liquidity and financial condition and subject us to various restrictions imposed by any such lenders. To the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, such payments will be deferred and will accrue interest until paid; provided, however, that non-payment for a specified period may constitute a material breach of a material obligation under the Tax Receivable Agreement and therefore accelerate payments due under the Tax Receivable Agreement, which could be substantial.
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
We anticipate that the distributions we will receive from Opco may, in certain periods, exceed our actual tax liabilities and obligations to make payments under the Tax Receivable Agreement. The Board, in its sole discretion, will make determinations with respect to the use of any such excess cash, which may include, among other uses to pay dividends, which may include special dividends, on the Class A Common Stock; to fund repurchases of Class A Common Stock; or any combination of the foregoing. We will have no obligation to distribute such cash (or other available cash other than any declared dividend) to our stockholders. To the extent that we do not distribute such excess cash as dividends on Class A Common Stock or otherwise undertake ameliorative actions between Opco Common Units and shares of Class A Common Stock and instead, for example, hold such cash balances, holders of Opco Common Units that hold interests in Opco may benefit from any value attributable to such cash balances as a result of their ownership of Class A Common Stock following an exchange of their Opco Common Units, notwithstanding that such holders may previously have participated as holders of Opco Common Units in distributions by Opco that resulted in such excess cash balances for us.
Opco is generally prohibited under Delaware law from making a distribution to a member to the extent that, at the time of the distribution, after giving effect to the distribution, liabilities of Opco (with certain exceptions) exceed the fair value of its assets. Opco’s subsidiaries are generally subject to similar legal limitations on their ability to make distributions to Opco.
Pursuant to the Tax Receivable Agreement, we are required to pay 85% of the net income tax savings we realize as a result of increases in the tax basis in Opco’s assets as a result of exchanges of Opco Common Units for Class A Common Stock (or cash) pursuant to the Amended and Restated Exchange Agreement (the “Exchange Agreement”), and those payments may be substantial.
The members of Opco (the “Opco Equity Holders”) may exchange their Opco Common Units for shares of Class A Common Stock (or cash) pursuant to the Exchange Agreement, subject to certain conditions and transfer restrictions as set forth therein and in the Opco LLC Agreement. These exchanges are expected to result in increases in our allocable share of the tax basis of the tangible and intangible assets of Opco. These increases in tax basis may increase (for income tax purposes) depreciation and amortization deductions and therefore reduce the amount of U.S. federal and applicable state income tax that we would otherwise be required to pay in the future had such exchanges never occurred.
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
We are subject to anti-money laundering and counter terrorist financing laws and regulations, globally, including the USA PATRIOT Act (as defined below), and failure to comply with such laws and regulations may subject us to liability. There can be no assurance that our employees or agents will not violate such laws and regulations.
We are subject to anti-money laundering and counter terrorist financing laws and regulations globally, including the BSA, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (“USA PATRIOT Act”), the regulations promulgated by FinCEN, as well as economic and trade sanctions programs, including those imposed and administered by OFAC. Anti-money laundering laws and regulations generally prohibit, among other things, our involvement in transferring the proceeds of criminal activities. The USA PATRIOT Act requires us to, among other things, develop, implement and maintain an anti-money laundering program, report suspicious activities and transactions to FinCEN, comply with certain reporting and recordkeeping requirements, and collect and maintain information about customers. Under OFAC’s economic sanctions program, we are prohibited from financial transactions and other dealings with certain countries and geographies and with persons and entities included in OFAC sanctions lists, including its list of Specially Designated Nationals and Blocked Persons.
There can be no assurance that our employees or agents will not violate such anti-money laundering and counter terrorist financing laws and regulations, and economic and trade sanctions programs. A failure by us or our employees or agents to comply with such laws and regulations and subsequent judgment or settlement against us under these laws could subject us to criminal and/or civil liability, monetary penalties, damages and/or have a significant reputational impact, and a result in a material adverse effect to our business and operations.
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
We are subject to federal and state consumer protection laws and regulations in the jurisdictions in which we operate. In the United States, Bakkt Crypto is subject to federal and state consumer protection laws and regulations applicable to its activities, including potentially the Electronic Fund Transfer Act (“EFTA”) and Regulation E as implemented by the CFPB. These regulations require us to provide advance disclosure of changes to our services, follow specified error resolution procedures and reimburse consumers for losses from certain transactions not authorized by the consumer, among other requirements. There are uncertainties associated with being subject to consumer protection rules and regulations of the CFPB and other regulators, including in the application of certain rules and regulations to our business model and to crypto. Bakkt Crypto may be considered a “covered person” for purposes of the CFPB’s enforcement authority and may additionally be subject to the authority of the Federal Trade Commission. Under certain consumer protection rules and regulations, we may be exposed to significant liability to consumers in the event that there is an incident which results in a large number of unauthorized and fraudulent transfers out of our system. Additionally, we could face private litigation by consumers under consumer protection laws and regulations that have private rights of action. Technical violations of consumer protection laws could result in the assessment of actual damages or statutory damages or penalties of up to $1,000 in individual cases or up to $500,000 per violation in any class action and treble damages in some instances; we could also be liable for plaintiffs’ attorneys’ fees in such cases. We could be subject to, and could be required to pay amounts in settlement of, lawsuits containing allegations that our business violated the EFTA and Regulation E or otherwise advance claims for relief relating to our business practices.
Complying with evolving privacy and other data related laws and requirements may be expensive and force us to make changes to our business, and failure to comply with such laws and requirements could result in substantial harm to our business.
We are subject to a number of laws, rules, directives and regulations relating to the collection, use, retention, security, transfer and other processing of personal information about our consumers, employees, and other individuals (“privacy and security obligations”) in the jurisdictions where we operate. Our business relies on the processing of data and the movement of data, and, as a result, much of the personal information that we process, especially financial information, may be regulated by multiple privacy and security obligations. In many cases, these privacy and security obligations apply not only to third-party transactions, but also to transfers of information between or among us, our subsidiaries and other parties with which we have commercial relationships. Regulatory scrutiny of privacy, data protection, cybersecurity and the collection, storage, use and sharing of personal information is increasing across multiple jurisdictions.
Furthermore, laws relating to privacy, data protection and cybersecurity, including with respect to the use of data in connection with artificial intelligence and machine learning, are rapidly evolving, extensive, complex and include inconsistencies and uncertainties. Examples of recent and anticipated developments that have or could impact our business include the following:
•    The California Consumer Privacy Act (“CCPA”), as amended and supplemented by the California Privacy Rights Act (“CPRA”), provides California residents with certain privacy rights and protections with respect to certain sensitive personal information, including the ability to opt out of sales of their personal information. The CPRA also creates a new state agency that, along with the California Attorney General, has authority to implement and enforce the CCPA and the CPRA.

•    Numerous other U.S. states are considering, and in certain cases have adopted, laws similar to the CCPA. For example, legislation similar to the CCPA has been adopted in Virginia, Colorado, Utah, Connecticut, Iowa, Indiana, Montana, Tennessee, Oregon, Florida, Delaware, Texas, New Jersey, Maryland, Minnesota, Nebraska, New Hampshire, Kentucky, and Rhode Island. Other U.S. states have adopted privacy laws addressing biometrics, financial privacy, and other matters. The U.S. federal government has also considered privacy legislation. These and other new and evolving laws could have potentially conflicting requirements that would make compliance challenging.
•    The United States government is considering regulating artificial intelligence and machine learning, and legislation regulating certain aspects of artificial intelligence and machine learning has been proposed, and in certain cases adopted, in U.S. states.
•    The certifications we maintain and the standards we comply with, including the Payment Card Industry Data Security Standard, among others, are becoming more stringent.
•    More recently, the DOJ recently issued a final rule which takes effect in April 2025 that places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to data and business partners located in China or with other specified links to China (and other designated countries).
These and other similar legal and regulatory developments could contribute to legal and economic uncertainty, affect how we design, market, sell and operate our platform, how our clients, customers and vendors process and share data, how we process and use data, and how we transfer personal information from one jurisdiction to another, which could negatively impact demand for our platform. We may incur substantial costs to comply with privacy and security obligations, to meet the demands of our clients relating to their own compliance with applicable privacy and security obligations, and to establish and maintain internal policies, self-certifications and third-party certifications supporting our compliance programs. Our clients may delegate their privacy and security obligations relating to these or other laws or regulations to us via contract, and may impose additional obligations upon us via contract. More generally, we may be required to expend resources to assist our clients with such compliance obligations and to comply with our contractual obligations to our clients. In addition, any actual or perceived non-compliance with applicable laws, regulations, policies, industry data protections, security standards, certifications, and other actual or alleged privacy and security obligations or other undertakings relating to privacy or cybersecurity could result in proceedings, investigations, or claims against us by regulatory authorities, consumers, clients, or others, leading to reputational harm, significant fines, litigation costs, damages and other liabilities. Furthermore, many foreign countries and governmental bodies have laws and regulations concerning the collection, use, storage, deletion and other processing of personal information obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. As we expand our business activities into jurisdictions beyond the United States, including as a result of the Bakkt Crypto acquisition, our practices, offerings, or platform could fail, or be alleged to fail to meet applicable privacy and security obligations in the jurisdictions in which we operate. All of these impacts could have a material adverse effect on our business, financial condition and results of operations.
We may at times fail to comply with our privacy policies or other notices or statements we may make regarding the collection, use, disclosure and other processing of personal information, including credit card information, and certain other information or may be perceived to have failed to do so. We may also not be successful in achieving compliance if our employees or vendors fail to comply with our policies, certifications, documentation, notices and statements. Such failures can subject us to potential investigations, enforcement actions or other proceedings if they are found to be deceptive, unfair or misrepresentative of our actual practices.
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
Certain of our subsidiaries are subject to regulatory supervision, including the requirement to obtain prior consent from the relevant regulator when a person holds, acquires or increases a controlling interest in those entities. For instance, under certain state money transmitter regulations, no person may hold or acquire, alone or together with others, a direct or indirect stake of 10% or more of us, or exercise, directly or indirectly, a controlling influence over us or any of the regulated subsidiaries. Under other state money transmitter regulations, that threshold may be higher. Such regulatory requirements may deter or delay an investor from acquiring a direct or indirect controlling interest in us or may make the closing of such a proposed investment subject to regulatory uncertainty.
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
Additionally, changes in applicable laws and administrative guidance could impose such obligations on us. For example, under the Infrastructure Investment and Jobs Act of 2021 (Pub. L. 117-58) (the “Infrastructure Act”), we may be treated as a “broker” with respect to crypto transactions we facilitate. As a result, we may be required to file certain information reports, including customer’s names and addresses, gross proceeds from sales, and any capital gains or losses to the IRS. In 2024, the IRS issued final regulations and other guidance on tax reporting requirements for cryptocurrency brokers, which were intended to implement the changes in law enacted by the Infrastructure Act. Such changes in our tax information reporting obligations may have a negative effect on the experience of our customers and may significantly increase our compliance costs. As a result of the foregoing, our planned business model may be adversely affected or it may incur additional costs in connection therewith.
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
In 2024, the IRS issued final regulations and other guidance on tax reporting requirements for cryptocurrency brokers. The IRS may introduce new rules related to our tax reporting and withholding obligations on our customer transactions in the future, possibly in ways that differ from our existing compliance protocols and where there is risk that we do not have proper records to ensure compliance for certain legacy customers. If the IRS determines that we are not in compliance with our tax reporting or withholding requirements with respect to customer crypto transactions, we may be exposed to significant penalties, which could adversely affect our financial position. We anticipate additional guidance from the IRS regarding tax reporting and withholding obligations with respect to customer crypto transactions that will likely require us to invest substantially in new compliance measures and may require significant retroactive compliance efforts, which could adversely affect our financial position. Similarly, it is likely that new rules for reporting crypto under the “common reporting standard” will be implemented on our international operations, creating new obligations and a need to invest in new onboarding and reporting infrastructure. Such rules are under discussion today by the member and observer states of the “Organization for Economic Cooperation and Development” (the “OECD”) and may give rise to potential liabilities or disclosure requirements for prior customer arrangements and new rules that affect how we onboard our customers and report their transactions to taxing authorities.
Our ability to use net operating losses to offset future taxable income may be subject to certain limitations under U.S. or state tax law.
Under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its net operating losses (“NOLs”) to offset future taxable income. The Company has not determined if it has experienced Section 382 ownership changes in the past and if a portion of its NOL carryforwards are subject to limitation. Future changes in our stock ownership, the causes of which may be outside of our control, could result in an ownership change under Section 382 of the Code. Any NOLs may also be subject to limitation under state laws.
In addition, under the 2017 Tax Cuts and Jobs Act, or Tax Act, federal NOLs arising in taxable years beginning after December 3, 2017 do not expire but may be utilized to offset no more than 80% of taxable income annually. We may be required to pay federal income taxes in future years despite having NOLs for federal income tax purposes. There is also a risk that due to statutory or regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our NOLs could expire or otherwise be unavailable to offset future income tax. Based on state conformity or the lack thereof to the provisions in the Tax Act, as amended by the CARES Act, there is the potential that NOLs could expire or be unavailable to offset future income for state income tax purposes. For these reasons, we may not be able to realize a tax benefit from the use of any NOLs, whether or not we attain profitability.

We may be subject to various governmental export control and trade sanctions laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate these controls.
In some cases, our platform may be subject to export control laws and regulations, including the Export Administration Regulations administered by the U.S. Department of Commerce, and platform and other our activities may be subject to trade and economic sanctions, including those administered by the United States Department of the Treasury’s Office of Foreign Assets Control, or OFAC (collectively, “Trade Controls”). As such, a license may be required to make our platform available or to provide services to certain countries and end-users, and for certain end-uses. The process for obtaining necessary licenses may be time-consuming or unsuccessful, potentially causing delays in sales or losses of sales opportunities, and these licenses may not be issued. Trade Controls are complex and dynamic regimes and monitoring and ensuring compliance can be challenging. Although we have procedures in place designed to ensure our compliance with Trade Controls, any failure to comply could subject us to both civil and criminal penalties, including substantial fines, possible incarceration of responsible individuals for willful violations, possible loss of our export or import privileges, and reputational harm.
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
Our business involves the collection, storage, processing and transmission of confidential information and customers’ personal information, including financial information and information about how customers interact with our platform. We have built our reputation on the premise that we offer customers a secure and convenient way to manage their crypto. We also maintain and process other information in our business, including our own proprietary, confidential or otherwise sensitive information, and information we maintain or otherwise process for third parties. An increasing number of organizations, including large merchants, businesses, technology companies and financial institutions, as well as government institutions, have disclosed breaches of their information security systems, some of which have involved sophisticated and highly targeted attacks, including on their websites, mobile applications and infrastructure.
The techniques used to obtain unauthorized, improper, or illegal access to systems and information (including customers’ personal information), disable or degrade service, or sabotage systems are constantly evolving and have become very complex and sophisticated, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. We may be unable to anticipate these techniques or to implement adequate preventative measures, and any cyberattack, breach or other security incident may take longer than expected to remediate or otherwise address. Unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems or facilities through various means, including, but not limited to, hacking into our systems or facilities or those of our customers or vendors, and attempting to fraudulently induce users of our systems (including employees and customers) into disclosing customer names, passwords, payment card information, or other sensitive information, which may in turn be used to access our information technology systems, or to steal crypto stored by our customers. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage and insider threats. Certain efforts may be supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. The wars in Ukraine and the Middle East, and other geopolitical tensions and military conflicts, may increase the risks we and our vendors face from cyberattacks. Numerous and evolving cybersecurity threats, including advanced and persistent cyberattacks, cyberextortion, ransomware, denial-of-service attacks, spear phishing and social engineering schemes, the introduction of computer viruses, ransomware or other malware, and the physical destruction of all or portions of our information technology and infrastructure could compromise the confidentiality, availability and integrity of the information (including consumers’ personal information) in and being processed by our systems. Although we have developed systems and processes designed to protect information we manage, prevent data loss and other security breaches and to permit us to effectively respond to known and potential risks, and we expect to continue to expend significant resources to bolster these systems and processes, there can be no assurance that our security measures will provide absolute security or have prevented or will prevent breaches, security incidents or attacks, in particular, as the frequency and sophistication of cyberattacks increases.
Our information technology and infrastructure and those of our vendors (including data center and cloud computing providers) may be vulnerable to cyberattacks, security breaches and incidents and third parties may be able to access our customers’ personal information and/or proprietary information, banking, crypto and payment card information, or other confidential, proprietary, or otherwise sensitive information, stored on or accessible through those systems. We have experienced from time to time, and may experience in the future, security breaches or incidents due to human error, malfeasance, insider threats, system errors, bugs, vulnerabilities, or other causes. Actual or perceived breaches of, or incidents impacting our or our vendors’ security could, among other things:
•    interrupt our operations;
•    result in our systems or services being unavailable, disrupted or degraded;
•    result in loss or unavailability of, or improper acquisition, use, disclosure or other processing of information (including consumers’ personal information) and actual or perceived violations of applicable laws, regulations, or other actual or asserted legal or contractual obligations;
•    materially harm our reputation;
•    result in significant liability claims, litigation, regulatory scrutiny, investigations and other proceedings, fines, penalties and other legal and financial exposure;
•    cause us to incur significant remediation costs;
•    lead to loss or theft of customer crypto or loyalty points and other harm to customers;
•    lead to loss or theft of intellectual property;
•    lead to loss of customer confidence in, or decreased use of, our products and services;
•    divert the attention of management from the operation of our business;
•    result in significant compensation or contractual penalties from us to our customers as a result of losses to them or claims by them; and
•    adversely affect our business and results of operations.
We have expended and expect to continue to invest in resources to protect against privacy compromises and security breaches and incidents and may be required to redress problems caused by such matters. We have implemented remote and hybrid working protocols and offer work-issued devices to certain employees, but the actions of employees while working remotely may have a greater effect on the security of our infrastructure and networks and the information, including personal information, we process, including for example by increasing the risk of compromise to systems or information arising from employees’ combined personal and private use of devices, accessing our networks or information using wireless networks that we do not control, or the ability to transmit or store information outside of our secured network. Our employees’ or third parties’ intentional, unintentional or inadvertent actions may increase our vulnerability or expose us to security threats, such as ransomware or other malware or phishing attacks, and we may remain responsible for unauthorized access to, or loss, unavailability, alteration, destruction, acquisition, disclosure or other processing of information we or our vendors process or otherwise maintain. Also, cyberattacks, including on the supply chain, continue to increase in frequency and magnitude, and we cannot provide assurances that our preventative efforts have been or will be successful.
Financial services regulators in various jurisdictions have implemented authentication requirements for banks and payment processors intended to reduce online fraud, which could impose significant costs, require us to change our business practices, make it more difficult for new consumers to join us, and reduce the ease of use of our platform, which could harm our business. Our insurance policies may not be adequate to reimburse us for losses caused by security breaches or incidents. We also cannot be certain that our insurance coverage will be adequate for incurred cybersecurity liabilities, that insurance will continue to be available to us on economically reasonable terms, or at all, or that an insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material adverse effect on our business, including our financial condition, results of operations, and reputation.
Systems failures and resulting interruptions in the availability of our websites, applications, products or services could harm our business.
Our systems and those of our service providers and clients have experienced from time to time, and may experience in the future service interruptions or degradation because of hardware and software defects or malfunctions, insider threats, human error, earthquakes, hurricanes, floods, fires and other natural disasters, power losses, disruptions in telecommunications services, fraud, geopolitical tensions, and military or political conflicts (including the wars in Ukraine and the Middle East), terrorist attacks, computer viruses, ransomware or other malware, or other events. We have experienced from time to time, and may experience in the future, disruptions in our systems. In addition, as a provider of payments solutions and crypto trading and custody solutions, we are subject to heightened scrutiny by regulators that may require specific business continuity, resiliency and disaster recovery plans and more rigorous testing of such plans, which may be costly and time-consuming to implement, and may divert our resources from other business priorities.
We have experienced and expect to continue to experience system failures, denial-of-service attacks and other events or conditions from time to time that interrupt the availability, or reduce or adversely affect the speed or functionality, of our products and services. These events have resulted and likely will result in loss of revenue. A prolonged interruption in the availability or reduction in the availability, speed, or functionality of our products and services could materially harm our business. Frequent or persistent interruptions in our services could cause current or potential clients to believe that our systems are unreliable, leading them to switch to competitors or to avoid or reduce the use of our platform, and could permanently harm our reputation. Moreover, if any system failure or similar event results in damages to our customers, these clients could seek significant compensation or contractual penalties from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address, and could have other consequences described under the caption “—Actual or perceived cyberattacks, security incidents, or breaches could result in serious harm to our reputation, business and financial condition.” Further, frequent or persistent site interruptions could lead to regulatory scrutiny, significant fines and penalties and mandatory and costly changes to our business practices, and ultimately could cause us to lose existing licenses that we need to operate or prevent or delay us from obtaining additional licenses that may be required for our business.
We also rely on facilities, components, applications and services supplied by third parties, including data center facilities and cloud storage services, which subjects us to risks in the nature of those discussed under the caption “—We face operational, legal and other risks related to our reliance on third party vendors, over which we have no control.” From time to time, such third parties may cease to provide us with such facilities and services. Additionally, if these third parties experience operational interference or disruptions, breach their agreements with us, fail to perform their obligations and meet our expectations, or experience a cyberattack, security incident or breach, our operations could be disrupted or otherwise negatively affected, which could result in consumer dissatisfaction, regulatory scrutiny and damage to our reputation and brands and materially and adversely affect our business. Our business interruption insurance coverage may be insufficient to compensate us for all losses that may result from interruptions in our service as a result of systems failures and similar events.
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
Risks Related to Risk Management and Financial Reporting
In 2024, we identified a material weakness in our internal control over financial reporting. While we have remediated this material weakness as of the filing of this Form 10-K, other material weaknesses not yet identified could continue to adversely our ability to report our results of operations or produce timely and accurate financial statements, which could have a material adverse effect on our business.
In connection with the preparation of our financial statements for the period ended March 31, 2024, we identified a material weakness in our internal control over financial reporting relating to the review of the work performed by a third-party valuation specialist. The specialist was used in the valuation of our Class 1 Warrants and Class 2 Warrants issued in connection with the Concurrent Offerings.
During 2024, we remediated this material weakness discussed above and took additional steps to further improve our internal control environment. Any newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate and avoid potential future material weaknesses.
We have limited accounting and finance personnel and other resources and must develop our own internal controls and procedures consistent with SEC regulations. We intend to continue to evaluate actions to enhance our internal controls over financial reporting, but there is no assurance that we will not identify control deficiencies or material weaknesses in the future.
The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. Pursuant to the Sarbanes-Oxley Act we are required to make a formal assessment of the effectiveness of our internal control over financial reporting and we will also be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.
To comply with Section 404 of the Sarbanes-Oxley Act, we have incurred substantial cost, expended significant management time on compliance-related issues and hired additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. These costs have increased now that we are required to provide an attestation report on internal controls over financial reporting. Moreover, if we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.
Any failure to maintain effective disclosure controls and procedures or internal control over financial reporting could have an adverse effect on our business and operating results, and cause a decline in the price of our securities.
Real or perceived inaccuracies in our key operating metrics may harm our reputation and negatively affect our business.
We track certain key operating metrics with internal systems and tools that are not independently verified by any third party. While the metrics presented in this Form 10-K are based on what we believe to be reasonable assumptions and estimates, our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If the internal systems and tools we use to track these metrics understate or overstate performance or contain algorithmic or other technical errors, the key operating metrics we report may not be accurate. If investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed and our results of operations and financial condition could be adversely affected.
If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our results of operations could be adversely affected.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements and income and expenses during the periods reported. Actual results could materially differ from those estimates and the amounts reported in our consolidated financial statements and accompanying notes appearing elsewhere in this Form 10-K. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant estimates and judgments involve those related to going concern, revenue recognition, internal-use software development costs, valuation of our stock-based compensation awards, including the determination of fair value of our common stock, accounting for income taxes, the carrying value of operating lease right-of-use assets and useful lives of long-lived assets, among others. Our results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the market price of our securities.
Our management has limited experience in operating a public company.
Certain of our executive officers and directors, including our Chief Executive Officer, have limited experience in the management of a publicly traded company. Such limited experience in dealing with the complex laws pertaining to public companies could be a disadvantage and result in a significant amount of their time being devoted to these activities, which will result in less time being devoted to our management and growth.

If members or former members of our management engage in business activities of the types conducted by us, we may be materially adversely affected.
Certain members and former members of our management and their affiliates have in the past provided management services to other finance and technology companies that may compete with us. Certain members and former members of our management have entered into restrictive covenant agreements with non-competition provisions. If these agreements are not effective in preventing these parties from engaging in business activities that are competitive with us, it could have a material adverse effect on our business, financial condition, results of operations or prospects.
We are a “smaller reporting company” and any decision to comply with certain reduced reporting and disclosure requirements applicable to smaller reporting companies could make our securities less attractive to investors.
We are a “smaller reporting company,” as defined in Regulation S-K of the Securities Act of 1933, as amended (the “Securities Act”), which allows us to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies, including reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements.
If some investors find our securities less attractive because we rely on any of these exemptions, there may be a less active trading market for such securities and the market price of such securities may be more volatile and may decline.
Future changes in financial accounting standards may significantly change our reported results of operations.
GAAP is subject to standard setting or interpretation by the FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results. For example, the accounting treatment for revenues from crypto transactions is under review and subject to change. To the extent we account for revenue from crypto transactions in a manner that is different than the manner ultimately established by the SEC and GAAP, such revenue information, and the timing of revenue recognition, could vary materially and require subsequent adjustment. Additionally, the SEC issued SAB 121, which significantly changed how a company safeguarding crypto assets held for its platform users reported such crypto assets on its balance sheet. In January 2025, the SEC rescinded SAB 121 through the adoption of SAB 122, which we have adopted as of December 31, 2024, on a retrospective basis. Any future adjustments could materially impact our regulatory capital requirements and our reported results of operations, which could have negative outcomes for us and harm our reputation and could affect the reporting of transactions completed before the announcement of a change.

Risks Related to Our Securities
We may issue additional shares of common stock or other equity securities, which would dilute stockholders’ ownership interest in us and may reduce the market price of our securities.
We may issue additional shares of our Class A Common Stock or other equity securities in the future in connection with, among other things, future acquisitions, repayment of outstanding indebtedness, the exercise of warrants issued pursuant to the Concurrent Offerings, or grants under the Omnibus Incentive Plan, without stockholder approval in a number of circumstances. The issuance of additional Class A Common Stock or other equity securities could have, among other things, one or more of the following effects:
•    our existing stockholders’ proportionate ownership interest will decrease;
•    the amount of cash available per share, including for payment of dividends in the future, may decrease;

•    the relative voting strength of each previously outstanding share of our common stock may be diminished; and
•    the market price of our Class A Common Stock and/or Warrants may decline.
Our warrants are exercisable for Class A Common Stock. Any such exercise increases the number of shares outstanding and eligible for future resale in the public market and results in dilution to our stockholders.
As of December 31, 2024, our Public Warrants to purchase an aggregate of 285,619 shares of Class A Common Stock are exercisable in accordance with the terms of the warrant agreement. In addition, we have outstanding Class 1 Warrants and Class 2 Warrants to purchase up to an aggregate of 2,017,850 additional shares Class A Common Stock at an exercise price $25.50 per share. To the extent such warrants are exercised, additional shares of Class A Common Stock will be issued, which will result in dilution to the holders of Class A Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of Class A Common Stock.
We may not receive any additional funds upon the exercise of the Warrants.
Our Class 1 Warrants and Class 2 Warrants may be exercised by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of the Class A Common Stock as determined according to the formulas set forth in the Warrant. In addition, upon the occurrence of certain events, the Class 2 Warrants may be exercised by way of an alternative cashless exercise, allowing the holder to receive the product of (x) the aggregate number of shares subject to the alternative cashless exercise (up to the full number of shares that would be issuable upon exercise of the Class 2 Warrant in accordance with the terms of the Class 2 Warrant if such exercise were by means of a cash exercise rather than a cashless exercise) and (y) 0.5. Accordingly, we may not receive any additional funds upon the exercise of our Class 1 Warrants or our Class 2 Warrants.
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
•    a classified Board with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of the Board;
•    the ability of the Board to issue shares of Preferred Stock, including “blank check” preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
•    the limitation of the liability of, and the indemnification of, our directors and officers;
•    the right of the Board to elect a director to fill a vacancy created by the expansion of the Board or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on the Board;
•    the requirement that directors may only be removed from the Board for cause and upon the affirmative vote of the holders of at least 66 2/3% of the total voting power of then outstanding Class A Common Stock;
•    a prohibition on stockholder action by written consent (except for actions by the holders of Class V Common Stock or as required for holders of future series of Preferred Stock), which forces stockholder action to be taken at an annual or special meeting of stockholders and could delay the ability of stockholders to force consideration of a stockholder proposal or to take action, including the removal of directors;
•    the requirement that a special meeting of stockholders may be called only by the Board, the Chairman of the Board or our Chief Executive Officer, which could delay the ability of stockholders to force consideration of a proposal or to take action, including the removal of directors;
•    controlling the procedures for the conduct and scheduling of the Board and stockholder meetings;
•    the requirement for the affirmative vote of holders of at least 66 2/3% of the total voting power of all of the then outstanding shares of the voting stock, voting together as a single class, to amend, alter, change or repeal certain provisions in the Certificate of Incorporation which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the Board and also may inhibit the ability of an acquirer to effect such amendments to facilitate an unsolicited takeover attempt;
•    the ability of the Board to amend the By-Laws, which may allow the Board to take additional actions to prevent an unsolicited takeover and inhibit the ability of an acquirer to amend the By-Laws to facilitate an unsolicited takeover attempt; and
•    advance notice procedures with which our stockholders must comply to nominate candidates to the Board or to propose matters to be acted upon at a stockholders’ meeting, which could preclude stockholders from bringing matters before annual or special meetings of stockholders and delay changes in the Board and also may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control.
These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in the Board or management.

We cannot predict the impact our dual class structure may have on the stock price of our Class A Common Stock.
We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A Common Stock or in adverse publicity or other adverse consequences. For example, certain index providers have considered restrictions on including companies with multiple-class share structures in certain of their indexes. Under these policies, our dual class capital structure may make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices will not be investing in our stock. It is unclear what effect, if any, these policies will have on the valuations of publicly traded companies excluded from such indices, but it is possible that they may depress valuations, as compared to similar companies that are included. As a result, the market price of shares for our Class A Common Stock could be adversely affected.
Our Certificate of Incorporation designates a state or federal court located within the State of Delaware as the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
Our Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware, or if such court does not have subject matter jurisdiction, any other court located in the State of Delaware with subject matter jurisdiction, will be the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of us, (b) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, other employee or stockholder of ours to us or our stockholders, (c) any action asserting a claim against us or our officers or directors arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”) or the Certificate of Incorporation or By-Laws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware, (d) any action to interpret, apply, enforce or determine the validity of the Certificate of Incorporation or the By-Laws or any provision thereof, (e) any action asserting a claim against us or any current or former director, officer, employee, stockholder or agent of ours governed by the internal affairs doctrine of the law of the State of Delaware or (f) any action asserting an “internal corporate claim” as defined in Section 115 of the DGCL.
Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, both state and federal courts have jurisdiction to entertain such Securities Act claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, the Certificate of Incorporation provides that, unless we consent in writing to the selection of an alternative forum, to the fullest extent permitted by law, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act; however, there is uncertainty as to whether a court would enforce such provision, and investors cannot waive compliance with federal securities laws and the rules and regulations thereunder. Notwithstanding the foregoing, the Certificate of Incorporation provides that the exclusive forum provision will not apply to suits brought to enforce any cause of action arising under the Securities Act, any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder.
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

ICE and its affiliates engage in a broad spectrum of activities, including investments in the financial services and technology industries. In the ordinary course of its business activities, ICE and its respective affiliates may engage in activities where their interests conflict with our interests, or those of our other stockholders. Our Certificate of Incorporation provides that ICE and its affiliates (including any non-employee directors of ours appointed by ICE) have no duty to refrain from (1) engaging in and possessing interests in other business ventures of every type and description, including those engaged in the same or similar business activities or lines of business in which we now engage or propose to engage or (2) otherwise competing with us, on their own account, in partnership with, or as an employee, officer, director or shareholder of any other individual, corporation, general or limited partnership, limited liability company, joint venture, trust, association or any other entity. ICE also may pursue, in its capacity other than as directors of the Board, acquisition opportunities that may be complementary to our business and, as a result, those acquisition opportunities may not be available to us. In addition, ICE may have an interest in pursuing acquisitions, divestitures and other transactions that, in its judgment, could enhance its investment, even though such transactions might involve risks to our other stockholders. ICE will not be liable to us, our stockholders any of our affiliates for breach of any fiduciary duty solely by reason of the fact that they engage or have engaged in any such activities.
ICE may exert significant influence over us and its interests may conflict with yours or those of other stockholders in the future.
Each share of Class A Common Stock and Class V Common Stock entitles its holder to one vote on all matters presented to stockholders generally. Accordingly, ICE is able to exert significant influence over the election and removal of our directors and thereby significantly influence corporate and management policies, including potential mergers or acquisitions, payment of dividends, asset sales, amendments of our Certificate of Incorporation and By-Laws and other significant corporate transactions for so long as it retains significant ownership. This concentration of ownership may delay or deter possible changes in control, which may reduce the value of an investment in our securities. So long as ICE continues to own a significant amount of the combined voting power, even if such amount is less than 50%, ICE will continue to be able to strongly influence our decisions. While the Voting Agreement, dated October 15, 2021, by and between us and ICE (the “Voting Agreement”) limits ICE to vote only an aggregate of 30% of its voting power, such amount may result in substantial influence in voting matters. The Voting Agreement provides that this limitation on ICE’s voting power will terminate at such time as its ownership is less than a majority of the outstanding voting power, at which time ICE will be entitled to vote all of its voting shares, which may result in an increase in its potential influence.
Additionally, the ICE Credit Facility contains certain conditions and covenants, including negative covenants that restrict our ability to engage in certain transactions, which may limit our ability to respond to changes in business and economic conditions. Such negative covenants include, among other things, limitations on our ability and the ability of our subsidiaries to incur debt or liens, make investments (including acquisitions), sell assets and pay dividends on our capital stock. For additional detail, see Note 8 in our audited consolidated financial statements included in this Form 10-K.
The price of our securities may be volatile.
The trading market for our securities has in the past been and could in the future be impacted by market volatility. The price of our securities may fluctuate due to a variety of factors, including:
•    changes in the crypto industry;
•    changes in laws and regulations affecting our business;
•    developments involving our competitors or other companies in our industries;
•    variations in our operating performance and the performance of our competitors in general;
•    actual or anticipated fluctuations in our quarterly or annual operating results;

•    publication of research reports by securities analysts about us or our competitors or our industry;
•    the public’s reaction to our press releases, our other public announcements and our filings with the SEC;
•rumors and market speculation involving crypto assets and the regulation thereof, or us or other companies in our industry;
•    actions by stockholders;
•    the exercise of warrants to purchase our securities;
•    additions and departures of key personnel or members of the Board;
•    changes in our capital structure, such as future issuances of securities or the incurrence of debt;
•    the volume of our Class A Common Stock available for public sale; and
•    general economic and political conditions, such as recessions, inflation, volatility in the markets, increases in interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability, pandemics or other public health emergencies and the wars in Ukraine and the Middle East, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions.
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

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy

We regularly face cybersecurity threats from malicious third parties that could obtain unauthorized access to our internal systems, networks, and data. It is virtually impossible for us to entirely mitigate the risk of these and other security threats we face, and the security, performance, and reliability of our products may be disrupted by third parties, including nation-states, fraudsters, criminal syndicates, competitors, hackers, disgruntled employees, former employees, or contractors. While we have implemented security measures internally and have integrated security measures into our systems, network, and products, these measures may not always function as expected and may not always detect or prevent all unauthorized activity, prevent all security breaches or incidents, mitigate all security breaches or incidents, or protect against all attacks or incidents.

Particularly in light of the extensive cybersecurity risks facing our company and the fact that we provide crypto digital asset products to our clients, we recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to protect our internal systems and our clients’ data. We have established a multi-layered approach to manage our cybersecurity risks with preventative and detective capabilities enabled in our network and internal systems that are designed to protect against identified cyber threats. This approach to cybersecurity includes, among other things, annual and periodic risk assessments; ongoing collaboration with our product and engineering teams for the purpose of securing our products, systems, and data; a vulnerability management program focused on proactively identifying, triaging and mitigating security vulnerabilities within our systems, penetration tests and other simulations; regularly required security training for all employees; and a comprehensive incident response process to identify, contain, and remediate cybersecurity incidents. We also engage with external cybersecurity assessors and consultants in evaluating and testing the design and operating effectiveness of controls.

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

We are aware of risks associated with our use of third-party service providers, including those who have access to our systems, data, or facilities. We have implemented processes to help manage these risks. We conduct security assessments of third-party providers who may have access to sensitive information as part of our selection and onboarding process. We also conduct ongoing monitoring in the form of periodic reviews conducted by our security team based on the business criticality of the third-party service.

As of the date of this Form 10-K we do not believe that these risks or any previous cybersecurity events or incidents have materially affected or are reasonably likely to materially affect us. We face risks from cybersecurity threats, including those associated with cyberattacks and security breaches and incidents, in the future. For additional information regarding whether and how risks from identified cybersecurity threats are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition refer to “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K, which disclosures are incorporated by reference herein.

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and an area of focus for the Board and management. The Board is responsible for monitoring and assessing strategic risk exposure, and our cybersecurity program and strategy are overseen by our Chief Information Security Officer (CISO). Our CISO, who joined us in 2022, has over 25 years of prior work experience in various roles managing enterprise risk and information security, developing cybersecurity strategy, and implementing effective information and cybersecurity programs, as well as several relevant degrees and certifications, including Certified Information Security Manager, Certified Information Systems Auditor, and Certified

Information Systems Security Professional. The CISO provides regular updates to the executive management team and provides the quarterly Board updates, as discussed below. The executive management team allocates resources to support the cybersecurity program through allocation of budget.

The Board administers its cybersecurity risk oversight function directly as a whole, as well as through its Audit and Risk Committee, which is responsible for oversight of risks from cybersecurity threats. At least quarterly, the entire Board receives an update from the CISO of our cybersecurity program covering topics such as results from third-party assessments, progress toward strategic goals, compliance with regulatory requirements, and certain cybersecurity threat risks or developments, as well as the steps management has taken to respond to such risks. Members of the Board are also encouraged to regularly engage in ad hoc conversations with management on cybersecurity-related news events and discuss any updates to our cybersecurity risk management and strategy programs.
Item 2. Properties
Facilities
We lease facilities in Alpharetta, Georgia, one for our corporate headquarters with an expiration date in October 2032, and another for a call center with an expiration date in April 2026, in Scottsdale, Arizona, our principal customer service center with an expiration date in September 2030, and in New York, New York, our satellite corporate office with an expiration date in January 2026.
Item 3. Legal Proceedings
From time to time we are subject to legal proceedings and claims arising in the ordinary course of business. Based on our current knowledge, we believe that the amount or range of reasonably possible losses will not, either individually or in the aggregate, have a material adverse effect on our business, results of operations, or financial condition.
Prior to its acquisition by the Company, Bakkt Crypto received requests from the SEC for documents and information about certain aspects of its business, including the operation of its trading platform, processes for listing assets, the classification of certain listed assets, and relationships with customers and service providers, among other topics. The SEC made a number of follow-up requests for additional documents and information, and the Company responded to those requests on a timely basis. On March 3, 2025, the SEC advised the Company that it had concluded its inquiry and did not intend to recommend an enforcement action against Bakkt Crypto.
The results of any litigation cannot be predicted with certainty, and an unfavorable resolution in any legal proceedings could materially affect our future business, results of operations, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. For additional information on our ongoing legal proceedings, refer to Note 14 in our audited consolidated financial statements included in this Form 10-K.
Item 4. Mine Safety Disclosure
Not applicable.

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters, And Issuer Purchases Of Equity Securities
Market Information and Holders
Our Class A Common Stock and Public Warrants trade on NYSE under the trading symbols “BKKT” and “BKKT WS,” respectively. Our Class 1 Warrants and Class 2 Warrants are privately held.
As of March 7, 2025, we had 6,532,626 shares of Class A Common Stock issued and outstanding held of record by 162 holders, 7,177,774 shares of Class V Common Stock issued and outstanding held of record by three holders, 7,140,383 Public Warrants issued and outstanding, held of record by one holder, and Class 1 Warrants exercisable for up to 1,153,200 shares of Class A Common Stock held of record by four holders and Class 2 Warrants exercisable for up to 864,650 shares of Class A Common Stock held of record by four holders. Holders of the Public Warrants can exercise 25 Public Warrants to purchase one share of Class A common stock at an exercise price of $287.50 per share. There is no public market for our Class V Common Stock. There is no public market for our Class V Common Stock.
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
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
The following discussion and analysis of financial condition and results of operations should be read together with our audited consolidated financial statements and the related notes included under Item 8 of this Form 10-K (this “Report”). References in this section to “we,” “us,” “our,” “Bakkt” or the “Company” and like terms refer to Bakkt Holdings, Inc. and its subsidiaries for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, unless the context otherwise requires. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed above in “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.”

Overview
In this section and elsewhere in this Form 10-K, we use the following terms, which are defined as follows:
•“Client” means businesses with whom we contract to provide services to customers on our platform, and includes financial institutions, hedge funds, merchants, retailers, third party partners, and other businesses (except in the accompanying notes to the consolidated financial statements, where we refer to revenue earned from customers, instead of clients. The term customers is in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”)).
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
Founded in 2018, Bakkt builds technology that enables our clients to deliver new opportunities to their customers through Software as a Service (“SaaS”) and Application Programming Interface (“API”) solutions that provide crypto trading capabilities and loyalty solutions for our clients and customers. The global market for crypto, while nascent, is rapidly evolving and expanding. We believe we are well-positioned to provide innovative, multi-faceted product solutions and grow with this evolving market. Our platform is well positioned to power commerce by enabling businesses, institutions, and consumers, to better manage, transact with and monetize crypto.
Our platform is built to accommodate across various crypto assets and offers clients the flexibility to choose some or all of our capabilities, and the manner in which these capabilities are enabled for consumers, based on their needs and objectives. Some clients may choose to enable our capabilities directly in their experience, while others may want a “ready-to-go” storefront and leverage capabilities such as our web-based technology. Our institutional-grade platform, born out of our former parent company, Intercontinental Exchange, Inc. (“ICE”), supports “know your customer” (“KYC”) and anti-money laundering (“AML”) capabilities, and other anti-fraud measures to combat financial crime.
Crypto Market Developments
The U.S. cryptocurrency market evolved dramatically in 2024 and early 2025, marked by changes to the regulatory framework, technological innovation and institutional change. Bitcoin’s price increased from approximately $39,500 on January 22, 2024 to a price exceeding $103,000 in January 2025. There were several regulatory and macroeconomic events that likely contributed to this rise in price, including the SEC approving of the first ETFs 2024. Within the year, Bitcoin ETFs accounted for over $105 billion in assets under management, and were a key contributor to bitcoin hitting all-time highs, with bitcoin ending the year at a market cap of $1.8 trillion. These positive trends have continued with the continued adoption of crypto assets across institutional and retail markets alike, and the election of President Donald J. Trump, who has vocalized his support of the crypto industry and establishing the U.S. as a blockchain innovation hub.
According to Security.org’s 2025 Cryptocurrency Adoption and Consumer Sentiment Report, as of January 31, 2025, an estimated 28% of U.S. adults owned cryptocurrencies, reflecting a near doubling in adoption since 2021. We believe this significant and expedient market adoption of crypto assets reflect a maturing cryptocurrency market.

Recent Developments
Bakkt Trust Exit
On March 17, 2025, we entered into an agreement with ICE whereby ICE has agreed to purchase all of the outstanding equity interests of Bakkt Trust in exchange for $1.5 million plus the assumption of Bakkt Trust’s regulatory capital requirement, which was approximately $3.0 million as of signing, and certain operating costs of Bakkt Trust during the period between the signing of the purchase agreement and the closing of the transaction (subject to such closing). The closing of this transaction is subject to regulatory approval and other customary conditions.
Bakkt Loyalty Solutions Exit
In March 2025, we announced our investigation of strategic alternatives for our loyalty business as we work to realign our business with a crypto focus. As we explore our options, including a potential sale or wind-down, we expect to reduce efforts to promote and grow this business.
Cooperation Agreement
On March 19, 2025, we announced that we had entered into a Cooperation Agreement with Distributed Technologies Research Ltd. (“DTR”) and Akshay Naheta, the sole stockholder of DTR (the “Cooperation Agreement”).
Pursuant to the Cooperation Agreement, DTR will provide us with certain exclusive payment processing technology, application programming interfaces, and infrastructure to be integrated into our platform for the enablement of global payments processing services in the jurisdictions where we or our affiliates operate.
In addition, on the date that is twelve (12) months following the date of on which we initiate processing payments using all or part of DTR’s technology (the “Call Event Deadline”), we shall have the exclusive right (such right, the “Call Option”) to require Mr. Naheta to sell, convey, transfer, assign and deliver to us 100% of the capital stock and all other equity interests of DTR (the “DTR Equity”). This Call Option may be exercised by us at any time prior to the Call Event Deadline. If we do not exercise the Call Option within the Call Event Deadline, then for a period beginning on the date of expiration of the Call Event Deadline and ending on the second anniversary of the Call Event Deadline, if DTR or Mr. Naheta receives an offer or proposal from a third-party to purchase more than 50% of the DTR Equity, then (i) Mr. Naheta shall provide written notice to us of the material financial and other terms and conditions of such offer or proposal (such notice, the “ROFR Notice”) and (ii) for a period of 15 days following receipt of the ROFR Notice, we shall have the right to purchase the DTR Equity on the same terms as set forth in the ROFR Notice (the “ROFR”). The ROFR Notice will expire in the event that (a) the terms proposed by us are not the same or as favorable as those in the ROFR Notice or (b) we exercise the ROFR pursuant to a ROFR Notice but the ROFR transaction is not consummated within 90 days following the date of the ROFR Notice, subject to certain automatic extensions for regulatory approvals, required authorizations or approval by our stockholders, which such automatic extension shall not exceed 90 days.
If the cumulative volume of payments processed by us utilizing DTR’s technology or otherwise facilitated by DTR’s technology infrastructure for enabling global payment processing exceeds $2 billion during any 18-month period following the date of the Cooperation Agreement (the “Put Event”), then within three years of such Put Event (the “Put Event Deadline”), Mr. Naheta shall have the right to require us to purchase, acquire and accept from Mr. Naheta the DTR Equity (the “Put Option”).

As consideration for the sale of the DTR Equity contemplated by a Put Option or a Call Option, Mr. Naheta will be entitled, in exchange for all of the DTR Equity, to a number of shares of our Class A Common Stock, par value $0.0001 per share (the “Class A Common Stock”) , representing at least 19.9% and no more than 31.5%, of the aggregate our common stock (which such total shall include the shares of the then outstanding and issued Class A Common Stock and the shares of Class A Common Stock then exchangeable for our paired interests represented by our Class V Common Stock, par value $0.0001 per share), plus the aggregate number of shares of our Class A Common Stock issuable upon full exercise or conversion of any options, warrants or other convertible or derivative securities then outstanding, on an as-converted basis, which shall not include the publicly traded warrants currently listed on the NYSE (BKKT WS) and any warrants to purchases of Class A Common Stock that are below the Bakkt Share Price (as defined below) (the “Bakkt Share Number”) subject to any DTR Adjustment (as defined below); provided that Mr. Naheta will be entitled to a “top up” of additional shares of Class A Common Stock to the extent any such public warrants are actually exercised. Any indebtedness of DTR outstanding immediately prior to the closing of a Call Option or Put Option transaction and certain transaction expenses in excess of $1.0 million incurred by or on behalf of DTR or Mr. Naheta (such amount, the “DTR Value”) shall proportionately reduce the number of shares Mr. Naheta is entitled to receive in a Put Option or Call Option transaction (the “DTR Adjustment”).
If either we or Mr. Naheta shall exercise the above described Call Option or Put Option, respectively, such transaction shall be (i) executed pursuant to a customary purchase agreement that will contain representations, warranties and interim operating covenants by us, DTR and Mr. Naheta that are customary for a transaction of this nature (the “Definitive Agreement”), (ii) subject to, among other things, obtaining any required regulatory approvals, non-objections and/or similar authorizations, approval of our stockholders (including compliance with any applicable requirements of the NYSE) and Delaware law, (iii) subject to receipt by us of a fairness opinion from an independent financial advisor, (iv) subject to the execution by the parties of a definitive agreement reflecting the commercial arrangement described above, and (v) subject to our having terminated any lines of credit in effect on the date of the Cooperation Agreement and having repaid in full any indebtedness then outstanding and borrowed thereunder. The Definitive Agreement shall also provide for a clause to allow the Special Committee of our Board of Directors (the “Board”) to pursue any superior proposal for a transaction that, if consummated, would result in a change of control of Bakkt that is conditioned upon the termination of the Put Option; provided, that Bakt will negotiate reasonably and in good faith with any prospective party to include the Put Option or have such Put Option exercised immediately prior to the closing of such proposed transaction. If, after such negotiation, the Put Option will be terminated, we will be obligated to pay Mr. Naheta a termination fee of 3.0% of the DTR Value, as determined immediately prior to the termination of the Put Option.
The price payable by us for the DTR Equity in any such Put Option or Call Option transaction shall be the fair market value as determined by a third-party valuation from an independent valuation firm, and the price of the Class A Common Stock to be issued in a Put Option or Call Option transaction shall be equal to the volume weighted average price of the Class A Common Stock on the NYSE over the 30 consecutive trading day period ending on the trading day immediately preceding the date on which the Class A Common Stock would be issued pursuant to the Cooperation Agreement (the “Bakkt Share Price”), subject to the floor and price cap mechanisms described above.
During the term of the Cooperation Agreement, each party will use commercially reasonable efforts to conduct its business in the normal and ordinary course, consistent with applicable laws. Pursuant to the Cooperation Agreement, Mr. Naheta will not, directly or indirectly, engage in hedging, short sales or similar activities with respect to our equity.

Revolving Credit Facility
On August 12, 2024, Bakkt and Opco executed a revolving credit facility with Intercontinental Exchange Holdings, Inc. (the “Lender”) and certain subsidiaries of Bakkt party thereto from time to time, as guarantors, whereby the Lender agreed to provide for a $40.0 million secured revolving line of credit for working capital and general corporate purposes. The ICE Credit Facility is available in defined commitment amounts at specified dates in the future. For more information, see “Liquidity and Capital Resources” elsewhere in this section of this Form 10-K.
Reverse Stock Split
On April 29, 2024, following approval by our stockholders and Board of Directors (the "Board"), we effected a reverse stock split (the “Reverse Stock Split”) of our Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”), and Class V Common Stock, par value $0.0001 per share (“Class V Common Stock” and collectively with the Class A Common Stock, the “Common Stock”), at a ratio of 1-for-25 (the “Reverse Stock Split Ratio”), effective as of 12:01 a.m. eastern time on April 29, 2024 (the “Effective Time”). Our Class A Common Stock began trading on a reverse-split adjusted basis on the New York Stock Exchange (the “NYSE”) as of the open of trading on April 29, 2024. After the Effective Time, the Class A Common Stock continues to be listed on the NYSE under the symbol “BKKT”. As such, the Reverse Stock Split has been retroactively applied to all share and per share information throughout this Report (unless otherwise noted).
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
All of our outstanding warrants to purchase Class A Common Stock were proportionately adjusted as a result of the Reverse Stock Split in accordance with the terms of the warrants. Proportionate adjustments were also made to our employees and directors' outstanding equity awards, as well as to the number of shares issuable under the 2021 Omnibus Incentive Plan.
February 2024 Concurrent Registered Direct Offerings
On February 29, 2024, we entered into a securities purchase agreement (the “Third-Party Purchase Agreement”) with certain institutional investors (the “Third-Party Purchasers”). The consummation of the transactions contemplated by the Third-Party Purchase Agreement (the “Third-Party Closing”) occurred on March 4, 2024. At the Third-Party Closing, pursuant to the Third-Party Purchase Agreement, we issued and sold to the Third-Party Purchasers an aggregate of 1,396,701 shares of our Class A Common Stock, Class 1 Warrants (“Class 1 Warrants”) to purchase an aggregate of 922,722 shares of Class A Common Stock, Class 2 Warrants (“Class 2 Warrants”) to purchase an aggregate of 922,722 shares of Class A Common Stock and Pre-Funded Warrants (“Pre-Funded Warrants”) to purchase an aggregate of 448,742 shares of Class A Common Stock. As of the date of this Form 10-K, holders have exercised all of the Pre-Funded Warrants. The offering of such securities was conducted in a registered direct offering (the “Third-Party Offering”). The purchase price of each share of Class A Common Stock and accompanying Class 1 Warrant or Class 2 Warrant (each, a “Warrant”) was $21.675 and the purchase price of each Pre-Funded Warrant and accompanying Warrant was $21.6725.
In a concurrent registered direct offering with ICE (the “ICE Offering,” together with the Third-Party Purchasers offering, the “Concurrent Offerings”), we entered into a purchase agreement with ICE, pursuant to which we issued and sold to ICE an aggregate of 461,361 shares of Class A Common Stock, Class 1 Warrants to purchase an aggregate of 230,680 shares of Class A Common Stock, and Class 2 Warrants to purchase an aggregate of 230,680 shares of Class A Common Stock. The purchase price of each share of Class A Common Stock and accompanying Warrant in the ICE Offering was $21.675.
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
NYSE Listing Notification
On March 13, 2024, we were notified by NYSE that we were not in compliance with the Listing Rule because the average closing stock price of a share of our Class A Common Stock was less than $1.00 per share over a consecutive 30 trading-day period. Pursuant to the $1.00 per share minimum bid price requirement of Section 802.01C of the NYSE Listed Company Manual (the “Listing Rule”), we had six months following the NYSE notification to regain compliance with the Listing Rule, during which time our Class A Common Stock will continue to be listed on the NYSE.
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
Executive Officer Transition
Effective March 25, 2024, Gavin Michael resigned as President, Chief Executive Officer and as a director of the Company, as well as from all positions held with the Company’s subsidiaries, effective March 25, 2024. Mr. Michael has been engaged as an advisor to the Company through March 26, 2025.
Andrew Main, a member of the Board, succeeded Mr. Michael as the Company’s President and Chief Executive Officer and has continued to serve on the Board.
Effective May 22, 2024, Charles Goodroe resigned from his position as Chief Accounting Officer of the Company and Karen Alexander, the Company’s Chief Financial Officer and principal financial officer, assumed the role of the Company’s principal accounting officer. On July 8, 2024, the Company appointed Joe Henderson as Vice President, Chief Accounting Officer and principal accounting officer of the Company. Ms. Alexander has continued to serve as the Company's Chief Financial Officer since Mr. Henderson's appointment.

In connection with the entrance into the Cooperation Agreement, on March 19, 2024, we agreed to appoint Akshay Naheta as our co-Chief Executive Officer, to serve in such role alongside Andrew Main, and to serve on the Board, with each such role being effective as of March 21, 2025.
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
Competition
The crypto marketplace is highly competitive with numerous participants competing for the same clients. Additionally, some of our clients may seek to develop their own technology to replace their need for our platform. We believe we are well positioned with our ability to provide capabilities around emerging crypto assets alongside loyalty points on a single, highly secure, institutional-grade technology platform.
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

Cryptocurrency Held on Platform

The Company held cryptocurrency in custodial products on its platform for client customers totaling $2,301.9 million and $701.6 million at fair value as of December 31, 2024 and 2023, respectively. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 122, these assets are not recorded in the Company’s Consolidated balance sheets. Similarly, as the Company has an obligation to securely store cryptocurrency on its platform, it has a corresponding unrecorded liability of $2,301.9 million and $701.6 million as of December 31, 2024 and 2023, respectively. Since the risk of loss related to the obligation to safeguard crypto assets for users of its platform is remote, the Company did not record a liability for such risk of loss as of December 31, 2024 and 2023 in the Company’s consolidated balance sheets.
Key Performance Indicators
We use four key performance indicators (“KPIs”) that are key to understanding our business performance, as they reflect the different ways we enable clients to engage with our platform.
•Crypto-enabled accounts. We define crypto-enabled accounts as the total crypto accounts open on our platform. There were 6.7 million and 6.2 million crypto-enabled accounts as of December 31, 2024 and December 31, 2023, respectively.
•Transacting accounts. We define transacting accounts as unique accounts that perform transactions on our platform each month. We use transacting accounts to reflect how users across our platform use the variety of services we offer, such as buying and selling crypto to facilitate everyday purchases, redeeming loyalty points for travel or merchandise, or converting loyalty points to cash or gift cards. There were 3.1 million, 3.8 million, and 3.0 million unique monthly transacting accounts during the years ended December 31, 2024, December 31, 2023, and December 21, 2022, respectively.
•Notional traded volume. We define notional traded volume as the total notional volume of transactions across crypto and loyalty platforms. The figures we use represent gross values recorded as of the order date. Notional traded volumes were $4,183.2 million, $1,531.7 million, and $832.3 million during the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively.
•Assets under custody. We define assets under custody as the sum of coin quantities held by customers multiplied by the final quote for each coin on the last day of the period. Assets under custody were $2,301.9 million and $701.6 million as of December 31, 2024 and December 31, 2023, respectively.

Results of Operations
The following table is our consolidated statements of operations for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Revenues:
Crypto services	$3,441,056	$726,988	$1,745
Loyalty services, net	49,164	53,148	54,479
Total revenues	3,490,220	780,136	56,224
Operating expenses:
Crypto costs	3,403,207	718,511	1,657
Execution, clearing and brokerage fees	24,024	3,772	—
Compensation and benefits	83,164	102,042	139,049
Professional services	16,804	10,382	11,483
Technology and communication	17,714	20,837	17,079
Selling, general and administrative	26,553	33,385	35,414
Acquisition-related expenses	128	4,299	5,675
Depreciation and amortization	343	13,932	25,350
Related party expenses	600	3,902	1,168
Goodwill and intangible assets impairments	—	60,499	1,822,089
Impairment of long-lived assets	889	30,265	11,494
Restructuring expenses	8,194	4,608	2,336
Other operating expenses	1,516	1,592	2,343
Total operating expenses	3,583,136	1,008,026	2,075,137
Operating loss	(92,916)	(227,890)	(2,018,913)
Interest income, net	4,318	4,338	1,877
(Loss) gain from change in fair value of warrant liability	(17,186)	(1,571)	16,638
Other income (expense), net	2,507	(245)	(856)
Loss before income taxes	(103,277)	(225,368)	(2,001,254)
Income tax (expense) benefit	(170)	(444)	11,320
Net loss	(103,447)	(225,812)	(1,989,934)
Less: Net loss attributable to noncontrolling interest	(56,788)	(150,958)	(1,411,829)
Net loss attributable to Bakkt Holdings, Inc.	$(46,659)	$(74,854)	$(578,105)

Net loss per share attributable to Class A common stockholders:
Basic	$(7.97)	$(21.01)	$(203.08)
Diluted	$(7.97)	$(21.01)	$(203.08)
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Financial Summary
The year ended December 31, 2024 included the following notable items relative to the year ended December 31, 2023:
•Revenue increased $2,710.1 million primarily driven by a significant increase in Crypto services revenue resulting from an increase in trading volume; and

•Operating expenses increased $2,575.1 million primarily driven by increased crypto trading costs as a result in increased crypto service revenue.
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
Our loyalty revenue has seasonality and is typically higher in the fourth quarter, driven by holiday spending and the booking of travel. Revenue generated from our crypto services was immaterial prior to our acquisition of Bakkt Crypto in April 2023; however, revenue from crypto services is now a significant driver of our business, and we expect crypto revenue to continue to increase as we grow our client base and our customers. For the year ended December 31, 2024, approximately 74% of our Crypto services revenue was generated from a single client, Webull. Webull has notified us that it will not be renewing its agreement with us when the current term of the agreement ends on June 14, 2025.
Crypto Services Revenue

($ in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023	$ Change	% Change
Crypto services	$3,441,056	$726,988	$2,714,068	373.3%
Crypto services revenue increased by $2,714.1 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily driven by increased crypto trading volume.
Loyalty Services Revenue

($ in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023	$ Change	% Change
Loyalty services, net	$49,164	$53,148	$(3,984)	(7.5%)
Loyalty services revenue decreased by $4.0 million, or 7.5%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily related to reduced volume-based service revenue, partially offset by increased transaction volume.
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

Crypto Costs

($ in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023	$ Change	% Change
Crypto costs	$3,403,207	$718,511	$2,684,696	373.6%
Crypto costs represent the gross value of crypto sold by our customers on our platform. These costs are measured at the executed price at the time of the trade. Crypto costs increased by $2,684.7 million for the year ended December 31, 2024 compared to the year ended December 31, 2023, This increase was primarily driven by increased crypto service volume.
Execution, Clearing and Brokerage Fees

($ in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023	$ Change	% Change
Execution, clearing and brokerage fees	$24,024	$3,772	$20,252	n/m
Execution, clearing and brokerage fees primarily represent payments to clients in exchange for driving order flow to our platform. Execution, clearing and brokerage fees were $24.0 million during the year ended December 31, 2024. The increase reflects increased volume in Crypto services revenue.
Compensation and Benefits

($ in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023	$ Change	% Change
Compensation and benefits	$83,164	$102,042	$(18,878)	(18.5%)
Compensation and benefits expense include all salaries and benefits, compensation for contract labor, incentive programs for employees, payroll taxes, share-based and unit-based compensation and other employee related costs.
Our headcount decreased year over year as we undertook restructuring actions and adjusted our expense base to better align with our operational priorities and business strategy. We expect to continue to limit future hiring and further optimize our headcount as we complete development projects on our platform. Compensation and benefits expense is a significant component of our operating expenses, and we expect this will continue to be the case. However, we expect that our compensation and benefits expenses will decrease as a percentage of our revenue over time. Compensation and benefits decreased by $18.9 million, or 18.5%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to decreases of $13.2 million in salaries, wages and benefits, $3.3 million in contract labor, $3.1 million in severance charges and $1.1 million in non cash compensation, partially offset by a $2.5 million reduction in capitalized software development costs.
Professional Services

($ in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023	$ Change	% Change
Professional services	$16,804	$10,382	$6,422	61.9%
Professional services expense includes fees for accounting, legal and regulatory fees. Professional services increased by $6.4 million, or 61.9%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The increase was primarily due to increases of $3.1 million in legal fees, $2.6 million in audit and tax fees, and $0.7 million in other professional fees.

Technology and Communication

($ in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023	$ Change	% Change
Technology and communication	$17,714	$20,837	$(3,123)	(15.0%)
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
Technology and communications expense also includes fees paid for access to external market data and associated licensing costs, which may be impacted by growth in electronic contract volume, our capacity requirements, changes in the number of telecommunications hubs, and connections with customers to access our electronic platforms directly. Technology and communications expense decreased by $3.1 million, or 15.0%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to lower software license fees.
Selling, General and Administrative

($ in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023	$ Change	% Change
Selling, general and administrative	$26,553	$33,385	$(6,832)	(20.5%)
Selling, general and administrative expenses include marketing, advertising, business insurance, rent and occupancy, bank service charges, dues and subscriptions, travel and entertainment, and other general and administrative costs. Our marketing activities primarily consist of web-based promotional campaigns, promotional activities with clients, conferences and user events, and brand-building activities. Selling, general and administrative expenses do not include any headcount cost, which is reflected in Compensation and benefits in the Consolidated Statements of Operations. We expect these costs will decrease as a percentage of our revenue in future years as we gain improved operating leverage from our projected revenue growth.
Selling, general and administrative costs decreased by $6.8 million, or 20.5%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to a $4.0 million reduction in insurance cost and a $2.1 million reduction in marketing and promotions.
Acquisition-related Expenses

($ in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023	$ Change	% Change
Acquisition-related expenses	$128	$4,299	$(4,171)	(97.0%)
Acquisition-related expenses decreased by $4.2 million, or 97.0%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. Acquisition-related expenses for the year ended December 31, 2023 primarily consisted of fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms related to the acquisitions of Bakkt Crypto and Bakkt Brokerage.

Depreciation and Amortization

($ in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023	$ Change	% Change
Depreciation and amortization	$343	$13,932	$(13,589)	(97.5%)
Depreciation and amortization expense consists of amortization of intangible assets from business acquisitions, internally developed software and depreciation of purchased software and computer and office equipment over their estimated useful lives. Intangible assets subject to amortization consist primarily of acquired technology and client relationships from completed acquisitions, including our acquisition of Bakkt Crypto. Depreciation and amortization decreased by $13.6 million, or 97.5%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to lower net book values of long-lived and intangible assets after impairments were recognized in 2023.
Related Party Expenses

($ in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023	$ Change	% Change
Related party expenses	$600	$3,902	$(3,302)	(84.6%)
Related party expenses consist of fees for transition services agreements. Related party expenses decreased by $3.3 million, or 84.6%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease was primarily due to the expiration of the ICE transition services agreement in December 2023.
Goodwill and Intangible Assets Impairments

($ in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023	$ Change	% Change
Goodwill and intangible assets impairments	$—	$60,499	$(60,499)	n/m
We recorded impairments of goodwill and other intangible assets of $60.5 million during the year ended December 31, 2023. There was no impairment of goodwill and other intangible assets recognized during the year ended December 31, 2024. Refer to Note 5 in our consolidated financial statements included in this Form 10-K for further information. Impairment of our remaining goodwill or intangible assets may occur in the future, particularly as it relates to the impact of Webull not renewing its agreement with us when that agreement ends on June 14, 2025.
Impairment of long-lived assets

($ in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023	$ Change	% Change
Impairment of long-lived assets	$889	$30,265	$(29,376)	(97.1%)
Impairment of long-lived assets expense decreased by $29.4 million, or 97.1%, for the year ended December 31, 2024 compared to the year ended December 31, 2023. During the year ended December 31, 2023, we recorded impairment charges of $12.9 million related to certain fixed assets, $8.9 million related to our right of use assets, $7.5 million related to certain internally developed software assets and $0.8 million related to other assets. Refer to Note 5 in our audited consolidated financial statements included in this Form 10-K for further information.

Restructuring expenses

($ in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023	$ Change	% Change
Restructuring expenses	$8,194	$4,608	$3,586	77.8%
Restructuring expenses resulting from severance costs as part of our business simplification initiatives to focus on capabilities with strong product market fit and scalability as well as the CEO transition increased by $3.6 million, or 77.8%, for the year ended December 31, 2024 compared to the year ended December 31, 2023.
(Loss) from Change in Fair Value of Warrant Liability

($ in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023	$ Change	% Change
(Loss) gain from change in fair value of warrant liability	$(17,186)	$(1,571)	$(15,615)	994.0%
We recorded a loss of $17.2 million during the year ended December 31, 2024 for the change in fair value on the revaluation of our warrant liability associated with our public warrants to purchase shares of our Class A Common Stock (“Public Warrants”), Class 1 Warrants to purchase shares of our Class A Common Stock (“Class 1 Warrants”) and Class 2 Warrants to purchase Class A Common Stock (“Class 2 Warrants”). We recorded a loss of $1.6 million during the year ended December 31, 2023 for the change in fair value on the revaluation of our warrant liability associated with our Public Warrants. The loss associated with the change in fair value of the warrant liability increased by $15.4 million in 2024 due to the issuance of the Class 1 Warrants and Class 2 Warrants associated with the Concurrent Offerings. This is a non-cash charge and is driven by fluctuations in the fair value of our Class 1 Warrants and Class 2 Warrants.
Other Expense, net

($ in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023	$ Change	% Change
Other income (expense), net	$2,507	$(245)	$2,752	(1123.3%)
Other expense, net primarily consists of non-operating gains and losses. During the year ended December 31, 2024, we recorded $1.3 million related to foreign currency transaction gains, $0.9 million in sub-lease income, and $0.3 million related to general miscellaneous income and expenses. During the year ended December 31, 2023, we recorded expense of $0.4 million related to foreign currency transaction loss.
Income Tax (Expense) Benefit

($ in thousands)	Year Ended December 31, 2024	Year Ended December 31, 2023	$ Change	% Change
Income tax (expense) benefit	$(170)	$(444)	$274	(61.7%)
Income tax expense in the years ended December 31, 2024 and 2023 primarily consist of current state tax expense related to certain state jurisdictions wherein we are required to file income tax returns.

Liquidity and Capital Resources
As of December 31, 2024, we had $39.0 million and $24.9 million of cash and cash equivalents and restricted cash, respectively. Cash and cash equivalents consist of cash deposits at banks and money market funds. Restricted cash is held to satisfy certain minimum capital requirements pursuant to regulatory requirements, or as collateral for insurance contracts and our purchasing card facility. Restricted cash decreased during 2024 primarily due to a lower regulatory capital requirement for Bakkt Trust, partially offset by the pledging of cash collateral for the purchasing card facility.
As discussed above, we consummated the Concurrent Offerings in March and April 2024. We raised net proceeds from the Concurrent Offerings of approximately $46.5 million, after deducting the placement agent’s fees and offering expenses payable by us.
On August 12, 2024, we entered into the ICE Credit Facility, whereby the Lender agreed to provide for a $40.0 million secured revolving line of credit to us for working capital and general corporate purposes. Any borrowings under the ICE Credit Facility made prior to December 31, 2024 require the consent of the Lender. For the period beginning December 31, 2024 through March 30, 2025, we can borrow up to an aggregate principal amount (excluding any capitalized interest) of $10.0 million. For the period beginning March 31 through June 29, 2025, we can borrow up to an aggregate principal amount (excluding any capitalized interest) of $20.0 million. From the period beginning June 30 through September 29, 2025, we can borrow up to an aggregate principal amount (excluding any capitalized interest) of $30.0 million. On or after September 30, 2025, we can borrow up to an aggregate principal amount (excluding any capitalized interest) of $40.0 million. As of December 31, 2024, no loans were outstanding under the ICE Credit Facility.
Loans under the ICE Credit Facility do not amortize and mature on December 31, 2026. Borrowings under the ICE Credit Facility incur an interest rate equal to, at our election, either the secured overnight financing rate (“SOFR”) for a term of one, three or six months plus 12%, or the prime rate plus 11%. Interest is payable quarterly in arrears with respect to borrowings bearing interest at the prime rate or on the last day of an interest period, but at least every three months, with respect to borrowings bearing interest at the term SOFR rate; provided that we can elect to pay interest in kind by adding such interest amount to the principal amount of the outstanding borrowings under the ICE Credit Facility. For any interest period for which Opco has elected to pay interest in kind, the applicable margin on the outstanding loans will increase by 1% per annum.
We pay a commitment fee of 0.5% per annum on the daily average of the available commitment that can be borrowed, less the outstanding principal amount of all loans (excluding any capitalized interest). Fees are payable in cash quarterly and at maturity. Loans under the ICE Credit Facility can be prepaid without penalty, subject to customary breakage costs for loans bearing interest at the term SOFR rate. Amounts repaid under the ICE Credit Facility can be reborrowed prior to the maturity date, subject to certain customary conditions set forth in the ICE Credit Facility.

We intend to use our unrestricted cash, inclusive of any potential borrowings under the ICE Credit Facility, to fund our day-to-day operations, including, but not limited to funding our regulatory capital requirements, compensating balance arrangements and other similar commitments, each of which is subject to change, and as available (i) activate new crypto clients, (ii) maintain our product development efforts, and (iii) optimize our technology infrastructure and operational support. We continue to evaluate our headcount and expense base. It is likely that we will need to draw on a portion of the ICE Credit Facility in 2025 to fund operations as we continue to scale the Crypto product offering. We have taken action to right-size headcount since 2022. Our operating cash usage in 2024 declined from 2023 levels driven by the combined impact of increased revenue and expense reductions from restructuring actions. In addition, we may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies or intellectual property rights. However, we have no agreements or commitments with respect to any such acquisitions or investments at this time. Our expected uses of available funds are based on our present plans, objectives and business condition. Additionally, Webull’s decision not to renew its agreement with us when the current term of the agreement ends on June 14, 2025 will materially reduce our Crypto services revenue. Our fully implemented operating budgets and forecasts, which exclude forecasts for new products or markets and reflect the loss of Webull’s Crypto services revenue, raise a substantial doubt about our ability to fund our operations for at least 12 months from the date of issuance of these consolidated financial statements. Management believes that its planned cost reduction measures can be successfully implemented and alleviate the substantial doubt that was raised about our ability to continue as a going concern. However, there are certain risks associated with this determination. Please see “Item 1A. Risk Factors - Risks Related to Our Business, Finance and Operations In the past, we have identified conditions and events that raised substantial doubt about our ability to continue as a going concern and it is possible that we may identify conditions and events in the future that raise substantial doubt about our ability to continue as a going concern” elsewhere in this Form 10-K for more information.
Our future cash requirements will depend on many factors, including our revenue growth rate, the timing and extent of overhead, sales and marketing expenditures to support projected growth, our ability to limit our software development investments to features and functionality with a clear line of sight to revenue generation, and our ability to retain our clients. For example, our client, Webull, which represented 74% and 73% of our Crypto services revenues in the years ended December 31, 2024 and 2023, respectively, has notified us that it will not be renewing its agreement with us when the current term of the agreement ends on June 14, 2025. Unless we are able to replace the Crypto services revenue historically generated through our relationship with Webull, we expect our Crypto services revenue to decrease significantly when our current agreement with Webull expires in June 2025, which will increase our future cash requirements. We made substantial investments in our platforms in 2023 and 2024, which we expect will enable us to continue to simplify our organization and focus on the core capabilities critical to our strategy, and continue to pursue growth with new and existing clients.
The following table summarizes our cash flows for the periods presented:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Net cash used in operating activities	$(21,203)	$(60,697)	$(117,597)
Net cash provided by (used in) investing activities:	$14,134	$65,970	$(171,961)
Net cash provided by (used in) financing activities:	$43,818	$(2,634)	$(2,584)
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

Net cash used in operating activities of $21.2 million for the year ended December 31, 2024 was primarily related to our net loss of $103.4 million, offset by non-cash charges of $35.9 million and changes in our operating assets and liabilities of $46.3 million. The non-cash charges for the year ended December 31, 2024 primarily consisted of share-based compensation of $15.8 million, the change in fair value of our warrant liability of $17.2 million, non-cash lease expense of $1.7 million, intangible and long-lived asset impairments of $0.9 million, depreciation and amortization of $0.3 million, partially offset by other adjustments of $0.1 million. Net cash inflows from changes in our operating assets and liabilities for the year ended December 31, 2024 resulted primarily from a $55.6 million increase in customer funds, a $9.1 million decrease in prepaid insurance, and a $5.4 million decrease in accounts receivable, which were partially offset by a $15.6 million decrease in accounts payable, a $3.3 million decrease in deferred revenue and $3.6 million decrease in operating lease liabilities.
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
Investing Activities
Net cash flows provided by investing activities of $14.1 million for the year ended December 31, 2024 primarily consisted of the receipt of $35.2 million of proceeds from the sale of available-for-sale securities, partially offset by the purchase of $18.0 million of available-for-sale debt securities and $3.1 million in capital expenditures.
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
Financing Activities
Net cash flows provided by financing activities of $43.8 million for the year ended December 31, 2024 consist of $46.5 million in proceeds from our Concurrent Offerings, partially offset by the repurchase and retirement of $2.7 million of Class A Common Stock that was withheld from vested equity grants.
Net cash flows used in financing activities of $2.6 million for the year ended December 31, 2023 resulted from proceeds from the repurchase and retirement of $2.6 million of Class A Common Stock that was withheld from vested equity grants.
Tax Receivable Agreement
Concurrently with the completion of the VIH Business Combination, we entered into a Tax Receivable Agreement (“TRA”) with certain Opco Equity Holders. Pursuant to the TRA, among other things, holders of Opco Common Units may, subject to certain conditions, from and after April 16, 2022, exchange such Opco Common Units (along with a corresponding number of shares of our Class V Common Stock), for Class A Common Stock on a one-for-one basis, subject to the terms of the Exchange Agreement, including our right to elect to deliver cash in lieu of Class A Common Stock and, in certain cases, adjustments as set forth therein. Opco will have in effect an election under Section 754 of the Internal Revenue Code for each taxable year in which an exchange of Opco Common Units for Class A Common Stock (or cash) occurs.
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
The TRA provides for the payment by us to exchanging holders of Opco Common Units of 85% of certain net income tax benefits, if any, that we realize (or in certain cases is deemed to realize) as a result of these increases in tax basis related to entering into the TRA, including tax benefits attributable to payments under the TRA. This payment obligation is an obligation of the Company and not of Opco. For purposes of the TRA, the cash tax savings in income tax will be computed by comparing our actual income tax liability (calculated with certain assumptions) to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the assets of Opco as a result of Opco having an election in effect under Section 754 of the Code for each taxable year in which an exchange of Opco Common Units for Class A Common Stock occurs and had we not entered into the TRA. Such change will be calculated under the TRA without regard to any transfers of Opco Common Units or distributions with respect to such Opco Common Units before the exchange under the Exchange Agreement to which Section 743(b) or 734(b) of the Code applies. As of

December 31, 2024, an aggregate of 1,059,848 Opco Common Units had been exchanged for Class A Common Stock. Based on our history of taxable losses, we have concluded that it is not probable to expect cash tax payments in the foreseeable future and as such, no value has been recorded under the TRA.
Contractual Obligations and Commitments
The following is a summary of our significant contractual obligations and commitments as of December 31, 2024 (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Purchase obligations(1)	$4,500	$12,000	$—	$—	$16,500
Future minimum operating lease payments(2)	5,427	7,911	7,763	6,776	27,877
Total contractual obligations	9,927	19,911	7,763	6,776	44,377
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
In March 2024, Bank of America required us to pledge as collateral the amounts which were previously required to be maintained in the concentration account. In April 2024, Bank of America reduced our credit line associated with the purchasing card facility from $35.0 million to $20.0 million. In January 2025, Bank of America further reduced our credit line associated with the purchasing card facility from $20.0 million to $18.0 million and changed payment frequency to weekly. There is no defined maturity date for the purchasing card facility.
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
The following table presents a reconciliation of net loss, the most directly comparable GAAP operating performance measure, to our Adjusted EBITDA for each of the periods indicated (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net loss	$(103,447)	$(225,812)
Depreciation and amortization	343	13,932
Interest income, net	(4,318)	(4,338)
Income tax expense (benefit)	170	444
EBITDA	(107,252)	(215,774)
Acquisition-related expenses	128	4,299
Share-based and unit-based compensation expense	15,841	16,761
Cancellation of common units	—	(13)
Loss (gain) from change in fair value of warrant liability	17,186	1,571
Goodwill and intangible assets impairments	—	60,499
Impairment of long-lived assets	889	30,265
Restructuring expenses	8,194	4,608
Shelf registration expenses	200	—
Transition services expense	600	3,902
Adjusted EBITDA loss	$(64,214)	$(93,882)
Adjusted EBITDA loss for the year ended December 31, 2024 decreased by $29.7 million, or 31.6%, as compared to the year ended December 31, 2023. The decrease was primarily due to a $15.8 million decrease in compensation and benefits expense and a $6.8 million reduction of selling, general and administrative expenses.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP, which requires us to make estimates and apply judgments that affect the reported amounts. In our notes to the audited consolidated financial statements, we describe the significant accounting policies used in preparing the consolidated financial statements. Our management has discussed the development, selection, and disclosure of our critical accounting policies and estimates with the Audit Committee of the Board. The following items require significant estimation or judgement:
Going Concern
At each reporting period, in accordance with ASC 205-40, Going Concern (“ASC 205-40”), we evaluate whether there are conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. In accordance with ASC 205-40, our initial evaluation can only include management’s plans that have been fully implemented as of the issuance date. Operating forecasts for new products or markets cannot be considered in the initial evaluation as those product and market launches have not been fully implemented.
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
Business Combinations
We account for our business combinations using the acquisition accounting method, which requires us to determine the fair value of identifiable assets acquired and liabilities assumed, including any contingent consideration, to properly allocate the purchase price to the individual assets acquired and liabilities assumed and record any residual purchase price as goodwill in accordance with ASC 805, Business Combinations. We identify and attribute fair values and estimated lives to the intangible assets acquired and allocate the total cost of an acquisition to the underlying net assets based on their respective estimated fair values. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and involves the use of significant estimates, including projections of future cash inflows and outflows, discount rates and asset lives. These determinations will affect the amount of amortization expense recognized in future periods. Contingent consideration is initially recorded at its fair value at the acquisition date and is revalued every financial reporting date thereafter. Adjustments to contingent consideration liabilities after the completion of acquisition accounting are recorded in the consolidated statement of operations. We base our fair value estimates on assumptions we believe are reasonable but recognize that the assumptions are inherently uncertain.
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
We recorded impairment of goodwill and other intangible assets of $0.0 million and $60.5 million during the years ended December 31, 2024 and December 31, 2023, respectively. See Note 5 to our audited consolidated financial statements for additional disclosures related to the impairment of goodwill and other intangible assets. The carrying value of our tradename intangible asset was equal to its fair value and our single reporting unit had no cushion on its goodwill impairment analysis immediately after the impairment was recorded in 2023. Therefore if there are further delays in our ability to execute on our strategy, negative deviations from the budgets utilized in these analyses or further declines in our market capitalization further impairment of our assets is possible. Specifically, Webull’s decision not to renew its agreement with us when the current term of the agreement ends on June14, 2025 increases the risk of a material goodwill impairment.
Crypto Services Revenue Recognition
Bakkt Crypto offers customers the ability to purchase or sell certain crypto on its platform. Bakkt Crypto partners with a number of liquidity providers to provide customers with immediate liquidity and access to crypto. Bakkt Crypto settles with the liquidity partners on a daily basis. The contract with a customer is created when a customer agrees to execute a trade on our platform. Each customer purchase and sale transaction only has a single performance obligation which is execution of the trade. We consider the sale of customer crypto associated with delisted crypto to be revenue in the context of our contracts with customers. We own the crypto during the period of time between the customer transaction and the liquidity provider settlement and accordingly act as a principal in the arrangement. We report the gross proceeds of a sale to a customer or liquidity provider, including a spread on the market price of the crypto as revenue. Substantially all of the consideration is allocated to the execution performance obligation, which is satisfied when we record the transaction to the customer’s account. Custody services are rendered over the initial contract term which we have concluded is one day. Customers have a material right to obtain additional custody services at no cost by not selling the purchased crypto, which is recognized over the period that the assets are held on our platform. The consideration allocated to the custody and material right performance obligations is estimated on the basis of a cost plus a margin approach and was not material to the year ended December 31, 2024.
Judgment is required in determining whether the Company is the principal or the agent in our contracts with customers. We have determined that we are the principal in transactions with customers as we control the crypto prior to its delivery to the customer and we are primarily responsible for the delivery of the crypto to the customer. Accordingly, revenue and costs associated with Bakkt Crypto’s services are presented gross in our consolidated statement of operations.
Where applicable, we make payments to introducing brokers based on the transaction volume from resulting customer volume. These payments are expensed in the period they are incurred and are included in “Clearing, Execution and Brokerage Fees” on the consolidated statement of operations.

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
Warrants
We account for our ordinary share warrants in accordance with applicable accounting guidance provided in ASC 815, Derivatives and Hedging—Contracts in Entity’s Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. We classify as equity any equity-linked contracts that (1) require physical settlement or net-share settlement or (2) give us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement). We classify as assets or liabilities any equity-linked contracts that (1) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside our control) or (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All public and private placement warrants issued by us were deemed to qualify for liability classification.
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
We recorded impairment of long-lived assets of $0.9 million and $30.3 million during the years ended December 31, 2024 and December 31, 2023, respectively. See Notes 5 and 6 to our audited consolidated financial statements for additional disclosures related to impairment of long-lived assets.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in our audited consolidated financial statements and accompanying notes. We base our estimates and assumptions on various judgments that we believe to be reasonable under the circumstances. The significant estimates and assumptions that affect the financial statements may include, but are not limited to, going concern, those that are related to income tax valuation allowances, useful lives of intangible assets and property, equipment and software, fair value of financial assets and liabilities, determining provision for credit losses, valuation of acquired tangible and intangible assets, the impairment of intangible assets and goodwill, and fair market value of Bakkt common units, incentive units and participation units. Actual results and outcomes may differ from management’s estimates and assumptions and such differences may be material to our audited consolidated financial statements.
Recently Issued and Adopted Accounting Pronouncements
Recently issued and adopted accounting pronouncements are described in Note 2 to our audited consolidated financial statements.
Item 7A. Quantitative And Qualitative Disclosures About Market Risk
Not applicable.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Bakkt Holdings, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Bakkt Holdings, Inc. and subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 19, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for obligations to safeguard crypto assets for others as of December 31, 2024 due to the adoption of SEC Staff Accounting Bulletin 122.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Report of Independent Registered Public Accounting Firm
Assessment of obligation to securely store crypto assets
As discussed in Notes 1, 2, and 14 to the consolidated financial statements, the Company is obligated to securely store crypto assets that it holds for customers, a substantial portion of which are held in cold storage. The Company has third-party custodial relationships and self-custodies select coins. The Company may be liable to its customers for losses arising from the Company’s failure to secure crypto assets from theft or loss. The Company has not incurred any losses related to such an obligation and therefore has not accrued a liability for losses as of December 31, 2024.
We identified the assessment of the obligation to securely store crypto assets held for customers in cold storage as a critical audit matter. A high degree of auditor judgment was involved in determining the nature and extent of audit evidence required to assess the existence of and rights to the crypto assets held for customers in cold storage, as control over these crypto assets is provided through private keys either stored using third-party custodial services or held in self-custodied cold wallets.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the existence of and the Company’s rights to the crypto assets held for customers as of December 31, 2024. We involved professionals with specialized skills and knowledge in blockchain technology, who assisted in evaluating the design and operating effectiveness of certain internal controls over the crypto assets held in cold storage and assessing the reliability of audit evidence obtained from public blockchains.  For crypto assets held with third-party custodians, we obtained confirmations of the Company’s crypto asset balances as of December 31, 2024 and compared the results of the confirmations to the Company’s records. For crypto assets held in self-custodied cold wallets, we obtained evidence that management had control of the private keys required to access these crypto assets by observing the movement of selected crypto assets subsequent to year-end using the related private keys. We also compared the Company’s records of selected crypto assets held for customers in cold storage to the records on the public blockchain using a proprietary software audit tool.
Evaluation of the Company’s ability to continue as a going concern
As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses and consumed cash in excess of cash inflows from operations and fundraising. The Company’s accumulated deficit totaled $798.0 million as of December 31, 2024. Due to these ongoing losses, the Company has been executing a strategic plan to optimize capital allocation and reduce cash expenses since the fourth quarter of 2022. The Company’s fully implemented operating budgets and forecasts, which exclude forecasts for new products or markets and reflect the loss of its largest crypto client, raise substantial doubt about the Company ability to meet its obligations for at least 12 months from the date of issuance of these consolidated financial statements. The Company plans to enact cost reduction measures including personnel reductions, a hiring freeze, changes to vendors and additional discretionary spending cuts to preserve and extend cash to fund operations. Significantly expanding their revenue base is critical to be able to generate a sustainable operating profit. There is significant uncertainty associated with their expansion to new markets and the growth of their revenue base given the uncertain and rapidly evolving environment associated with crypto assets. Management believes that its planned cost reduction measures can be successfully implemented and alleviate the substantial doubt that was raised about the Company’s ability to continue as a going concern.
We identified the evaluation of the Company’s assessment of its ability to continue as a going concern and related disclosures as a critical audit matter. A high degree of audit effort and subjective and complex auditor judgment was involved in the assessment. Specifically, the assessment encompassed the evaluation of the Company's forecasted cash flows used in its going concern analysis, including the revenue growth rate assumptions and the impact of management’s planned cost reduction measures.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and test the operating effectiveness of certain internal controls related to the Company’s going concern assessment and forecasted cash flows, including controls over the determination of the revenue growth rates and the impact of

Report of Independent Registered Public Accounting Firm
management’s planned cost reduction measures over the twelve-month period following the date the consolidated financial statements are issued. We compared the Company’s historical forecasted cash flows to actual results to assess the Company’s ability to accurately forecast. We evaluated the Company’s assumptions related to the revenue growth rates by considering whether the assumptions were consistent with evidence obtained in other areas of the audit. We evaluated the effect on the forecasted cash flows of the loss of its largest crypto client and the cost reduction measures identified by management that alleviate the substantial doubt about the Company’s ability to continue as a going concern by inspecting supporting analyses. We performed sensitivity analyses over the forecasted cash flows on the Company’s going concern assessment. We assessed the Company’s disclosures related to its going concern assessment by comparing the disclosures to the audit evidence obtained.
Accounting for and Fair Values of Class 1 and Class 2 Warrants
As discussed in Notes 9 and 16, the Company issued Class 1 and Class 2 warrants in connection with its 2024 Registered Direct Offerings. Based on the terms of the warrant agreements, the Company determined that these warrants meet the criteria to be accounted for as liabilities, and were therefore recorded at fair value at grant date and are subsequently re-measured to fair value at each reporting date.  Since the second quarter 2024, the Class 1 and Class 2 warrants were valued using the Black-Scholes-Merton model and a binomial lattice model, respectively. Prior to the second quarter of 2024, the Class 1 and Class 2 warrants were valued using the Black-Scholes-Merton model and a Monte Carlo simulation, respectively. The significant inputs used for the fair value measurement of these warrants include expected volatility of movement in the price of stock underlying the warrants, continuous risk-free rate, and expected term. The combined grant date fair values for the Class 1 and Class 2 warrants were $27.7 million and $2.6 million on March 4, 2024 and April 25, 2024, respectively.  As of December 31, 2024, the combined fair value of the Class 1 and Class 2 warrants was $42.8 million.
We identified the assessment of the accounting for and the fair values of the Class 1 and Class 2 warrants as of the grant dates and December 31, 2024 as a critical audit matter. A high degree of effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment. Specifically, the assessment encompassed (1) assessing the warrant features, which required interpretation of complex terms of the agreements in order to apply the appropriate accounting guidance, and (2) evaluating the selection of the valuation models and the expected volatility assumption.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s accounting analysis and fair value measurements of its Class 1 and Class 2 warrants, including the determination of the appropriate valuation models and expected volatility assumption. We evaluated management’s accounting analysis for these warrants by reading the terms of the Class 1 and Class 2 warrants for compliance with U.S. generally accepted accounting principles. We involved valuation professionals with specialized skills and knowledge, who assisted in:
●Assessing the appropriateness of the valuation model applied to each class of warrants by considering the contractual features of the warrants
●Evaluating the expected volatility assumption used by management by comparing to external market data
●Comparing management’s fair values with independently developed fair values using an independently developed expected volatility assumption.

Goodwill impairment assessment
As discussed in Note 2 and 5 to the consolidated financial statements, the carrying value of the Company’s goodwill balance is $68 million as December 31, 2024. The Company, which is organized and operates a single reporting unit, performs goodwill impairment testing on an annual basis as of October 1st of each year. The Company also performs testing more

Report of Independent Registered Public Accounting Firm
frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. The estimated fair value of the reporting unit was derived using a market approach and an income approach, with equal weighting given to both approaches. A discounted cash flow (“DCF”) model was used for the income approach. The DCF model reflected the Company’s assumptions regarding revenue growth rates, forecast earnings before interest, taxes, depreciation, and amortization ("EBITDA"), margins (and thus operating expenses), capital expenditures, discount rates (including the company-specific risk premium assumption), terminal period growth rates, economic and market trends, and other expectations about the anticipated operating results of its reporting unit. Management estimates of future performance and metrics of guideline public companies (“GPCs”) were used to estimate revenue growth rates, EBITDA, margins, and discount rate. The market approach valuation was derived from metrics of the GPCs and management estimates of future performance with consideration for a control premium. A significant judgment in using the market approach includes the selection of comparable GPCs with consideration of risk profiles, size, geography, and business operations. The Company’s quantitative impairment test did not result in any goodwill impairment.
We identified the Company’s goodwill impairment assessment as a critical audit matter. A high degree of effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment. Specifically, the assessment encompassed the evaluation of the valuation approaches and significant assumptions used to estimate fair value of the reporting unit, including (1) revenue growth rates, (2) discount rates (including the company-specific risk premium assumption), and (3) control premium.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s estimated fair value of the reporting unit, including controls over the application of valuation approaches and development of the significant assumptions. We evaluated the Company’s revenue growth rates by comparing it to historical results and relevant market data. We involved valuation professionals with specialized skills and knowledge, who assisted in:
●Evaluating the appropriateness of the Company’s valuation approaches for compliance with U.S. generally accepted accounting principles
●Assessing the reasonableness of the Company’s discount rates (including the company-specific risk premium) by comparing it to independently developed discount rates using market data
●Evaluating the control premium by comparing to publicly available data with consideration of specific attributes of the Company
●Comparing the reporting unit’s fair value estimate to independently developed range of fair value estimates.
/s/ KPMG LLP
We have served as the Company’s auditor since 2024.
New York, New York
March 19, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors
Bakkt Holdings, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Bakkt Holdings, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2024, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements), and our report dated March 19, 2025 expressed an unqualified opinion on those consolidated financial statements.

Basis of Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

New York, New York
March 19, 2025

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

Atlanta, GA
March 25, 2024, except for the effects of Staff Accounting Bulletin 122 Accounting for Obligations to Safeguard Crypto-Assets an Entity Holds for its Platform Users, Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, and the Reverse Stock Split completed by the Company on April 29, 2024, all as disclosed in Note 2 as to which the date is March 19, 2025.

Bakkt Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	As of December 31, 2024	As of December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$39,049	$52,882
Restricted cash	24,889	31,838
Customer funds	88,566	32,925
Available-for-sale securities	—	17,398
Accounts receivable, net	24,648	29,664
Prepaid insurance	3,972	13,049
Other current assets	2,721	3,332
Total current assets	183,845	181,088
Property, equipment and software, net	2,064	60
Goodwill	68,001	68,001
Intangible assets	2,900	2,900
Other assets	12,567	13,262
Total assets	$269,377	$265,311
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$39,911	$55,379
Customer funds payable	88,566	32,925
Deferred revenue, current	1,605	4,282
Due to related party	2,360	3,230
Other current liabilities	5,277	4,702
Total current liabilities	137,719	100,518
Deferred revenue, noncurrent	2,621	3,198
Warrant liability	46,923	2,356
Other noncurrent liabilities	19,261	23,525
Total liabilities	206,524	129,597
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A common stock ($0.0001 par value, 30,000,000 shares authorized, 6,510,885 shares issued and outstanding as of December 31, 2024 and 3,793,837 shares issued and outstanding as of December 31, 2023)	1	—
Class V common stock ($0.0001 par value, 10,000,000 shares authorized, 7,178,303 shares issued and outstanding as of December 31, 2024 and 7,200,064 shares issued and outstanding as of December 31, 2023)	1	1
Additional paid-in capital	832,693	799,683
Accumulated other comprehensive loss	(841)	(101)
Accumulated deficit	(797,960)	(751,301)
Total stockholders' equity	33,894	48,282
Noncontrolling interest	28,959	87,432
Total equity	62,853	135,714
Total liabilities and stockholders’ equity	$269,377	$265,311

The accompanying notes are an integral part of these consolidated financial statements

Bakkt Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Revenues:
Crypto services	$3,441,056	$726,988	$1,745
Loyalty services, net	49,164	53,148	54,479
Total revenues	3,490,220	780,136	56,224
Operating expenses:
Crypto costs (See Note 2)	3,403,207	718,511	1,657
Execution, clearing and brokerage fees	24,024	3,772	—
Compensation and benefits	83,164	102,042	139,049
Professional services	16,804	10,382	11,483
Technology and communication	17,714	20,837	17,079
Selling, general and administrative	26,553	33,385	35,414
Acquisition-related expenses	128	4,299	5,675
Depreciation and amortization	343	13,932	25,350
Related party expenses	600	3,902	1,168
Goodwill and intangible assets impairments	—	60,499	1,822,089
Impairment of long-lived assets	889	30,265	11,494
Restructuring expenses	8,194	4,608	2,336
Other operating expenses	1,516	1,592	2,343
Total operating expenses	3,583,136	1,008,026	2,075,137
Operating loss	(92,916)	(227,890)	(2,018,913)
Interest income, net	4,318	4,338	1,877
(Loss) gain from change in fair value of warrant liability	(17,186)	(1,571)	16,638
Other income (expense), net	2,507	(245)	(856)
Loss before income taxes	(103,277)	(225,368)	(2,001,254)
Income tax (expense) benefit	(170)	(444)	11,320
Net loss	(103,447)	(225,812)	(1,989,934)
Less: Net loss attributable to noncontrolling interest	(56,788)	(150,958)	(1,411,829)
Net loss attributable to Bakkt Holdings, Inc.	$(46,659)	$(74,854)	$(578,105)

Net loss per share attributable to Class A common stockholders:
Basic	$(7.97)	$(21.01)	$(203.08)
Diluted	$(7.97)	$(21.01)	$(203.08)
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Net loss	$(103,447)	$(225,812)	$(1,989,934)
Currency translation adjustment, net of tax	(1,501)	436	(850)
Unrealized (loss) gain on available-for-sale securities, net of tax	(173)	114	59
Comprehensive loss	$(105,121)	$(225,262)	$(1,990,725)
Comprehensive loss attributable to noncontrolling interest	(57,722)	(150,597)	(1,412,385)
Comprehensive loss attributable to Bakkt Holdings, Inc.	$(47,399)	$(74,665)	$(578,340)
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	$	Shares	$
Balance as of December 31, 2021	2,286,576	$—	8,250,872	$1	$566,792	$(98,342)	$(55)	$468,396	$1,825,775	$2,294,171
Share-based compensation	—	—	—	—	31,557	—	—	31,557	—	31,557
Unit-based compensation	—	—	—	—	—	—	—	—	3,847	3,847
Forfeiture and cancellation of common units	—	—	(12,527)	—	—	—	—	—	(185)	(185)
Exercise of warrants	8	—	—	—	2	—	—	2	—	2
Shares issued upon vesting of share-based awards, net of tax withholding	51,455	—	—	—	(2,586)	—	—	(2,586)	—	(2,586)
Exchange of Class V shares for Class A shares	899,035	—	(899,035)	—	177,241	—	—	177,241	(177,241)	—
Increase in deferred tax liability from step-up tax basis related to exchanges of Opco common units	—	—	—	—	(7)	—	—	(7)	—	(7)
Currency translation adjustment, net of tax	—	—	—	—	—	—	(254)	(254)	(596)	(850)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	19	19	40	59
Net loss	—	—	—	—	—	(578,105)	—	(578,105)	(1,411,829)	(1,989,934)
Balance as of December 31, 2022	3,237,074	$—	7,339,310	$1	$773,000	$(676,447)	$(290)	$96,263	$239,811	$336,074
Share-based compensation	—	—	—	—	15,452	—	—	15,452	—	15,452
Unit-based compensation	—	—	—	—	—	—	—	—	1,357	1,357
Forfeiture and cancellation of common units	—	—	(193)	—	—	—	—	—	(13)	(13)
Shares issued upon vesting of share-based awards, net of tax withholding	167,614	—	—	—	176	—	—	176	—	176
Shares issued upon vesting of participation units, net of tax withholding	4,472	—	—	—	(2,634)	—	—	(2,634)	—	(2,634)
Shares issued in connection with Apex acquisition	245,624	—	—	—	10,563	—	—	10,564	—	10,564
Exchange of Class V shares for Class A shares	139,053	—	(139,053)	—	3,126	—	—	3,126	(3,126)	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	146	146	290	436
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	43	43	71	114
Net loss	—	—	—	—	—	(74,854)	—	(74,854)	(150,958)	(225,812)
Balance as of December 31, 2023	3,793,837	$—	7,200,064	1	$799,683	$(751,301)	$(101)	$48,282	$87,432	$135,714
Share-based compensation	—	—	—	—	15,841	—	—	15,841	—	15,841
Shares issued upon vesting of share-based awards, net of tax withholding	243,794	—	—	—	(2,588)	—	—	(2,588)	—	(2,588)
Exercise of warrants	144,688	—	—	—	2,835	—	—	2,835	—	2,835
Equity offerings, net of issuance costs	2,306,805	1	—	—	16,171	—	—	16,172	—	16,172
Exchange of Class V shares for Class A shares	21,761	—	(21,761)	—	751	—	—	751	(751)	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	(671)	(671)	(830)	(1,501)
Unrealized losses on available-for-sale securities, net of tax	—	—	—	—	—	—	(69)	(69)	(104)	(173)
Net loss	—	—	—	—	—	(46,659)	—	(46,659)	(56,788)	(103,447)
Balance as of December 31, 2024	6,510,885	$1	7,178,303	1	$832,693	$(797,960)	$(841)	$33,894	$28,959	$62,853
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash flows from operating activities:
Net loss	$(103,447)	$(225,812)	$(1,989,934)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	343	13,932	25,350
Change in fair value of contingent consideration liability	—	(2,952)	—
Non-cash lease expense	1,721	3,058	2,679
Share-based compensation expense	15,841	15,452	31,557
Unit-based compensation expense	—	1,309	557
Forfeiture and cancellation of common units	—	(13)	(185)
Deferred income taxes	—	—	(11,594)
Impairment of long-lived assets	889	30,265	11,494
Goodwill and intangible assets impairments	—	60,499	1,822,089
Loss on disposal of assets	—	75	3,834
Loss (gain) from change in fair value of warrant liability	17,186	1,571	(16,638)
Other	(52)	19	285
Changes in operating assets and liabilities:
Accounts receivable	5,405	(10,036)	(7,164)
Prepaid insurance	9,077	9,773	9,384
Deposits with clearinghouse	—	14,991	1
Accounts payable and accrued liabilities	(15,618)	(7,985)	744
Due to related party	(870)	2,062	551
Deferred revenue	(3,252)	396	(2,364)
Operating lease liabilities	(3,636)	(3,029)	4,150
Customer funds payable	55,641	32,334	40
Other assets and liabilities	(431)	3,394	(2,433)
Net cash used in operating activities	(21,203)	(60,697)	(117,597)
Cash flows from investing activities:
Capitalized internal-use software development costs and other capital expenditures	(3,087)	(9,433)	(30,543)
Purchase of available-for-sale securities	(17,966)	(61,829)	(306,593)
Proceeds from the maturity of available-for-sale securities	35,187	185,765	165,175
Acquisition of Bumped Financial, LLC	—	(631)	—
Acquisition of Apex Crypto LLC, net of cash acquired	—	(47,902)	—
Net cash provided by (used in) investing activities:	14,134	65,970	(171,961)
Cash flows from financing activities:
Proceeds from Concurrent Offerings, net of issuance costs	46,505	—	—
Withholding tax payments on net share settlements on equity awards	(2,690)	(2,634)	(2,586)
Proceeds from the exercise of warrants	3	—	2
Net cash provided by (used in) financing activities:	43,818	(2,634)	(2,584)
Effect of exchange rate changes	(1,501)	436	(850)
Net increase (decrease) in cash, cash equivalents, deposits, restricted cash and customer funds	35,248	3,075	(292,992)
Cash, cash equivalents, deposits, restricted cash and customer funds at the beginning of the period	118,498	115,423	408,415
Cash, cash equivalents, deposits, restricted cash and customer funds at the end of the period	$153,746	$118,498	$115,423
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$239	$—
Non-cash operating lease right-of-use asset acquired	$—	$3,788	$11,006
Supplemental disclosure of non-cash investing and financing activity:
Capitalized internal-use software development costs and other capital expenditures included in accounts payable and accrued liabilities	$—	$478	$3,900
Reconciliation of cash, cash equivalents, deposits, restricted cash and customer funds to consolidated balance sheets:
Cash and cash equivalents	$39,049	$52,882	$98,332
Restricted cash	24,889	31,838	16,500
Customer funds	88,566	32,925	591
Deposits (See Note 6)	1,242	853	—
Total cash, cash equivalents, deposits, restricted cash and customer funds	$153,746	$118,498	$115,423
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

Crypto Asset	Symbol
Aave	AAVE
Cardano	ADA
Algorand	ALGO
Arbitrum	ARB
Cosmos	ATOM
Avalanche	AVAX
Basic Attention Token	BAT
Bitcoin Cash	BCH
BONK	BONK
Bitcoin	BTC
Dogecoin	DOGE
Polka Dot	DOT
EOS	EOS
Ethereum Classic	ETC
Ethereum	ETH
Fantom	FTM**
The Graph	GRT
Hedera	HBAR
Lido DAO	LDO
Chainlink	LINK
Litecoin	LTC
NEAR Protocol	NEAR
Optimism	OP
Pepe Coin	PEPE
Shiba Inu	SHIB
Solana	SOL
Sui	SUI
TRUMP	$TRUMP
Uniswap	UNI
USD Coin	USDC
WIF	WIF
Stellar	XLM
Ripple	XRP
** Delisted January 19, 2025
•Custody. Prior to November 2024, we offered an institutional-grade qualified custody solution through our subsidiary, Bakkt Trust Company LLC (“Bakkt Trust”), a limited purpose trust company that is supervised by the New York State Department of Financial Services (“NYDFS”) and governed by an independent Board of Managers. In November 2024, we amended Bakkt Trust’s supervisory agreement with NYDFS; this amendment provides for lower capital requirements for Bakkt Trust in exchange for its suspension of all customer activities. Since that time, we have been investigating a possible sale or wind-down and dissolution of Bakkt Trust due to its lack of market traction and high cost of capital (due to regulatory requirements), and in March 2024, we reached a definitive agreement to sell Bakkt Trust to ICE. In connection to the acquisition of Apex Crypto, we acquired third-party custodial relationships with BitGo and Coinbase Custody, which are currently used by Bakkt Crypto for custody and coin transfers, where applicable. In addition, Bakkt Crypto also self-custodies select coins to facilitate consumer withdrawals.

Until October 2, 2023, Bakkt Trust operated, in conjunction with Intercontinental Exchange, Inc. ("ICE"), regulated infrastructure for trading, clearing, and custody services for physically delivered bitcoin futures. Refer to Note 8 for a description of delisting of certain Bakkt Bitcoin futures and option contracts by ICE Futures U.S., Inc. ("IFUS"). Bakkt Crypto holds a New York State virtual currency license (commonly referred to as a "BitLicense"), and money transmitter licenses from all states throughout the U.S. where such licenses are required for the operation of its business and is registered as a money services business with the Financial Crimes Enforcement Network of the United States Department of the Treasury.
As of December 31, 2024, we offer crypto services in the U.S., Latin America, Europe, and Asia.
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
Certain prior period amounts in the consolidated financial statements and notes thereto have been reclassified to conform to the current period’s presentation.
On April 29, 2024, following approval by our stockholders and Board of Directors (the “Board”), we effected a reverse stock split (the “Reverse Stock Split”) of our Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”), and Class V Common Stock, par value $0.0001 per share (“Class V Common Stock” and collectively with the Class A Common Stock, the “Common Stock”), at a ratio of 1-for-25 (the “Reverse Stock Split Ratio”). Our Class A Common Stock began trading on a reverse-split adjusted basis on the New York Stock Exchange (the “NYSE”) as of the open of trading on April 29, 2024. All outstanding warrants and share-based awards were also adjusted on a 1-for-25 basis. As such, the Reverse Stock Split has been retroactively applied to all share and per share information throughout this Form 10-K (unless otherwise noted).
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
Change in Accounting Principle

Safeguarding Obligation for Crypto

On January 23, 2025, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 122 (“SAB 122”), which was officially entered into the federal register January 30, 2025. SAB 122 rescinds the previously issued SEC staff interpretative guidance in SAB No. 121 related to accounting for obligations to safeguard crypto assets that an entity holds for its platform users. SAB 122 indicates that an entity that has an obligation to safeguard crypto assets for others should determine whether it should recognize a liability for a risk of loss for such obligation and should recognize and measure any such liability in accordance with Accounting Standards Codification (“ASC”) 450-20, Loss Contingencies. The Company elected to adopt SAB 122 as of December 31, 2024, on a retrospective basis in accordance with SAB 122. As a result of the adoption of SAB 122, the Company derecognized the Safeguarding obligation for crypto and Safeguarding asset for crypto previously recognized in the Consolidated Financial Statements. In accordance with U.S. GAAP, the periods presented have been retrospectively adjusted to reflect this change, with no impact on revenues, operating loss, net loss, net loss per share, or any components of equity or net assets.

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
At each reporting period, in accordance with ASC 205-40, Going Concern (“ASC 205-40), we evaluate whether there are conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued. In accordance with ASC 250-40, our initial evaluation can only include management’s plans that have been fully implemented as of the issuance date. Operating forecasts for new products/markets cannot be considered in the initial evaluation as those product/market launches have not been fully implemented.
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
Evaluation in conjunction with the issuance of the December 31, 2024 audited consolidated financial statements

In forecasting our expectation of cash needs for the initial ASC 205-40 evaluation, the Crypto services revenue growth projections exclude activation of new clients or products currently not live on our platform as of the date of release of these audited consolidated financial statements.
The Company has incurred net losses and consumed cash in excess of cash inflows from operations and fundraising. The Company’s accumulated deficit totaled $798.0 million as of December 31, 2024. Due to these ongoing losses, the Company has been executing a strategic plan to optimize capital allocation and reduce cash expenses since the fourth quarter of 2022. On March 14, 2025, Webull, our largest crypto client, notified us that it will not renew its agreement when it ends on June 14, 2025. Webull’s decision not to renew its agreement with us will materially reduce our Crypto services revenue. Our fully implemented operating budgets and forecasts, which exclude forecasts for new products or markets and reflect the loss of Webull’s Crypto services revenue, raise substantial doubt about our ability to meet our obligations for at least 12 months from the date of issuance of these consolidated financial statements.
The Company plans to enact cost reduction measures including personnel reductions, a hiring freeze, changes to vendors and additional discretionary spending cuts to preserve and extend cash to fund operations. Significantly expanding our revenue base is critical to the Company’s strategic plan to be able to generate a sustainable operating profit. There is significant uncertainty associated with our projected cash flows in our going concern analysis primarily related to the revenue growth rates for our expansion to new products, as well as the growth of our revenue base, given the uncertain and rapidly evolving environment associated with crypto assets. Historically, the Company’s sources of liquidity included cash and cash equivalents, available-for-sale securities and equity offerings. As discussed, in Note 8, on August 12, 2024, the Company secured a $40 million revolving credit facility with ICE, a major shareholder, that matures on December 31, 2026 (the “ICE Credit Facility”).
Management believes that its planned cost reduction measures can be successfully implemented and alleviate the substantial doubt that was raised about the Company’s ability to continue as a going concern.
Segments
We have one operating and reportable segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), who is our CEO, in deciding how to allocate resources and assessing performance. During the years ended December 31, 2024 and December 31, 2023, all material operations are within the United States. Our chief operating decision maker allocates resources and assesses performance based upon financial information at the consolidated level. Refer to Note 19 for more information.
Cash and Cash Equivalents and Restricted Cash
We consider all short-term, highly liquid investments with maturities from the purchase date of three months or less to be cash equivalents. The company had $15.0 million and $42.1 million invested in money market funds as of December 31, 2024 and December 31, 2023, respectively, of which $11.4 million and $31.8 million, respectively, was reported as restricted cash.
We classify all cash and cash equivalents that are not available for immediate or general business use as restricted. Restricted cash includes amounts set aside due to regulatory requirements or insurance collateral. Refer to Note 13 for additional information.
Customer Funds and Customer Funds Payable
Customer funds represents fiat currency deposited in bank accounts segregated from corporate funds. In accordance with state money transmitter laws, we may invest customer cash deposits in certain permissible investments. As of December 31, 2024, we had not made any such investments. We classify the assets as current since they are readily available for customer use with a corresponding customer funds payable liability.

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
Depreciation and amortization are computed using the straight-line method over the following estimated useful lives of assets:

Internal use software	3-7 years
Purchased software	3 years
Assets under finance lease	2-5 years
Office, furniture and equipment	7-10 years
Leasehold improvements	7 years
Other computer and network equipment	3 years
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
Business Combinations
We account for our business combinations using the acquisition accounting method, which requires us to determine the fair value of identifiable assets acquired and liabilities assumed, including any contingent consideration, to properly allocate the purchase price to the individual assets acquired and liabilities assumed and record any residual purchase price as goodwill in accordance with ASC 805, Business Combinations. We identify and attribute fair values and estimated lives to the intangible assets acquired and allocate the total cost of an acquisition to the underlying net assets based on their respective estimated fair values. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and involves the use of significant estimates, including projections of future cash inflows and outflows, discount rates and asset lives. These determinations will affect the amount of amortization expense recognized in future periods. We base our fair value estimates on assumptions we believe are reasonable but recognize that the assumptions are inherently uncertain.
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
Goodwill and Intangible Assets
Goodwill and intangible assets that have indefinite useful lives are accounted for in accordance with ASC 350, Intangibles — Goodwill and Other (“ASC 350”). We allocate the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the acquisition consideration transferred over the fair value of the net assets acquired, including other intangible assets, is recorded as goodwill. Goodwill is tested for impairment at the reporting unit level, and we are organized and operate as a single reporting unit. Goodwill and indefinite-lived intangible assets are tested at least annually or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. Our annual testing date is October 1st of each year. In assessing goodwill and intangible assets for impairment, we first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. In the qualitative assessment, we may consider factors such as economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Should we conclude that it is more likely than not that the recorded goodwill and intangible assets amounts have been impaired, we would perform the impairment test. An impairment loss is recognized in earnings if the estimated fair value of a reporting unit or indefinite lived intangible asset is less than the carrying amount of the reporting unit or intangible asset. Significant judgment is applied when goodwill and intangible assets are assessed for impairment.
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
Trading: Bakkt Crypto offers customers the ability to purchase or sell certain crypto on its platform. Bakkt Crypto partners with a number of liquidity providers to provide customers with immediate liquidity and access to crypto. Bakkt Crypto settles with the liquidity partners on a daily basis. The contract with a customer is created when a customer agrees to execute a trade on our platform. Each customer purchase and sale transaction only includes a single performance obligation which is execution of the trade. We consider the sale of customer crypto associated with delisted crypto to be revenue in the context of our contracts with customers. We report the gross proceeds of a sale to a customer or liquidity provider, including a spread on the market price of the crypto as revenue. Substantially all of the consideration is allocated to the execution performance obligation, which is satisfied when we record the transaction to the customer’s account. Custody services are rendered over the initial contract term which we have concluded is one day.
Judgment is required in determining whether the Company is the principal or the agent in our contracts with customers. We have determined that we are the principal in transactions with customers as we control the crypto during the period of time between the customer transaction and the liquidity provider settlement and we are primarily responsible for the delivery of the crypto to the customer. Accordingly, revenue associated with Bakkt Crypto’s services is presented gross in “Crypto services” revenue in our consolidated statements of operations and the cost basis of acquired cryptocurrency associated with Bakkt Crypto’s services are presented gross in “Crypto costs” in our consolidated statements of operations.
Where applicable, we make payments to introducing brokers based on the transaction volume from resulting customer volume. These payments are expensed in the period they are incurred and are included in “Clearing, Execution and Brokerage Fees” on the consolidated statements of operations.
We maintain an inventory of crypto to facilitate consumer transactions if needed. We may adjust our inventory levels under our inventory policy. Sales of crypto resulting from inventory adjustments are not part of our normal course of business. Accordingly, proceeds from the sale of crypto outside of the normal course of business are included in “Other income (expense), net,” net of the cost of crypto sold, in the consolidated statements of operations. We recognized income from the sale of crypto in our inventory reserve, net of the cost of crypto sold, of $0.3 million and $0.2 million during the years ended December 31, 2024, and December 31, 2023, respectively. We did not recognize any income from inventory reserve adjustments during the year ended December 31, 2022.
Custody: For customers that used Bakkt Trust’s custody services on a standalone basis, we charged a fee, which is generally based on a fixed fee and represents fixed consideration. We invoiced customers on a quarterly basis. Our performance obligation related to the storage and custody of a customer’s crypto represented an obligation to provide custody services for crypto. The contract for custodial services could be terminated by the applicable institution or high net worth individual at any time upon final withdrawal of all crypto, without incurring a penalty. As a result, we believe our contracts represented day-to-day contracts with each day representing a renewal. The daily contract consisted of a single performance obligation to provide custodial services, with the transaction price equal to a pro rata portion (i.e., daily) of the annual custody fee. Our performance obligation to provide custodial services met the criterion to be satisfied over time. Revenue from our custodial services is included in “Crypto services” revenues in the statements of operations.
Revenue from our custody services is included in “Subscription and services revenue” in the disaggregation of revenue by service type table within Note 3.

Loyalty redemption platform
We host, operate and maintain a loyalty redemption platform connecting loyalty programs to e-commerce merchants allowing loyalty point holders to redeem a spectrum of loyalty currencies for merchandise and services. Our customer in these arrangements is generally the loyalty program sponsor. Our contracts related to our loyalty redemption platform consist of two performance obligations: (1) access to our software as a service (“SaaS”)-based redemption platform and customer support services and (2) facilitation of order fulfillment services. We are the principal related to providing access to our redemption platform. We are acting as the agent to facilitate order fulfillment services on behalf of the loyalty program sponsor. Revenues generated from our loyalty redemption platform are included in “Loyalty services, net” in the consolidated statements of operations and include the following:
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
Practical expedients
We have elected the following practical expedients under ASC 606, Revenue from Contracts with Customers:
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
Additionally, we elected the practical expedient under ASC 340-40, Other Assets and Deferred Costs-Contracts with Customers, to not capitalize incremental costs to obtain a contract with a customer if the amortization period is one year or less.
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
Compensation and Benefits
Compensation and benefits expense primarily consists of salaries and wages, bonuses, contract labor fees, share-based compensation, unit-based compensation, payroll taxes and benefits associated with the compensation of our employees, excluding share-based and unit-based compensation included in “Restructuring expenses” in the statements of operations.

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
Unit-Based Compensation
Unit-based compensation expense relates to the replacement incentive units and phantom units (“participation” units) granted prior to the VIH Business Combination on October 15, 2021, that were issued to employees as purchase consideration. The replacement incentive units and participation units were measured at fair value on the Closing Date, and we recognize expense in “Compensation and benefits” in the accompanying consolidated statements of operations and comprehensive loss over the requisite service period. Additionally, we recognize variable compensation expense for participation units, which historically have been classified as liabilities, based on changes to the fair value of the awards at each reporting date. We elect to account for forfeitures as they occur. See Note 11 for additional disclosures related to unit-based compensation.
Professional Services
Professional services expenses consist of costs associated with audit, tax, legal and other professional services and are recognized as incurred.
Technology and Communication
Technology and communication expenses include costs incurred in operating and maintaining our platform, including software licenses, software maintenance and support, hosting and infrastructure costs.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of costs associated with advertising, marketing, insurance and rent. Advertising costs are expensed as incurred. Total advertising costs for the years ended December 31, 2024, December 31, 2023, and December 31, 2022 were $3.0 million, $4.6 million, and $8.8 million, respectively.
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
Warrant Accounting
We account for our Class A common stock warrants in accordance with applicable accounting guidance provided in ASC 815-40, Derivatives and Hedging-Contracts in Entity’s Own Equity, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. We classify as equity any equity-linked contracts that (1) require physical settlement or net-share settlement or (2) give us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement). We classify as assets or liabilities any equity-linked contracts that (1) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside our control) or (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All public and private placement warrants issued by us were deemed to qualify for liability classification and were therefore recorded at fair value at grant date and re-measured to fair value at each reporting date. See Note 9 for additional information.
Noncontrolling Interest
Bakkt Holdings, Inc. is the sole managing member of Opco and, as a result, consolidates the financial results of Opco. We report a noncontrolling interest representing the portion of Opco that we control and consolidate but do not own. We recognize each noncontrolling holder’s respective share of the estimated fair value of the net assets at the date of formation or acquisition. Noncontrolling interest is subsequently adjusted by the noncontrolling holders’ share of additional contributions, distributions and their share of the net earnings or losses of each respective consolidated entity. We allocate net income or loss to noncontrolling interest based on the weighted average ownership interest during the period. The net income or loss that is not attributable to the Company is reflected in “Net loss attributable to noncontrolling interest” in the consolidated statements of operations. Each Opco Common Unit, when coupled with one share of our Class V common stock is referred to as a “Paired Interest.” When Paired Interests are exchanged, the Company will receive a corresponding number of Opco Common Units, increasing the Company’s total ownership interest in Opco. Changes in our ownership interest in Opco while we retain a controlling interest in Opco are accounted for as equity transactions. As such, future redemptions or direct exchanges or Opco Common Units by the noncontrolling members of Opco will result in a change in ownership and reduce the amount recorded as noncontrolling interest and increase additional paid-in capital.
Income Taxes
We account for deferred federal and state income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for the future tax benefits attributable to the expected utilization of existing tax net operating loss carryforwards and other types of carryforwards. If the future utilization of some portion of deferred taxes is determined to be unlikely, a valuation allowance is provided to reduce the recorded tax benefits from such assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In the event interest or penalties are incurred with respect to income tax matters, our policy is to include such items in income tax expense. We record deferred tax assets and liabilities on a net basis on the consolidated balance sheets. We recognize interest and penalties related to uncertain tax positions in “Income tax (expense) benefit” in the consolidated statements of operations.

Fair Value Measurements
We account for our financial assets and liabilities that are recognized and/or disclosed at fair value on a recurring basis in accordance with ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, we consider the principal or most advantageous market in which we would transact, and we consider assumptions that market participants would use when pricing the asset or liability. ASC 820 establishes a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable and proscribes the following fair value hierarchy in determining fair values:
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
Refer to Note 19, Segment Reporting for additional information on customer concentration.
Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280, Segment Reporting on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. The adoption of the ASU did not have a material impact on the Company’s consolidated financial statements.

We did not adopt any significant accounting pronouncements during the years ended December 31, 2023 or December 31, 2022.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Topic 350-60), Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which requires entities measure assets that meet the scope criteria at fair value with changes recognized in net income each reporting period. ASU 2023-08 also requires enhanced disclosures for interim and annual periods. The ASU is effective for fiscal years beginning after December 15, 2024, including interim periods within those years. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which will require additional tax disclosures, predominantly related to the effective income tax rate reconciliation and income taxes paid. The updated standard will be effective for our annual periods beginning in fiscal 2025. Early adoption is permitted. We are currently evaluating the impact that the updated standard will have on our consolidated financial statement disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses, which requires disclosure of additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.
We do not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.
3.Revenue from Contracts with Customers
Disaggregation of Revenue
We disaggregate revenue by service type and by platform as follows (in thousands):

Service Type	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Transaction revenue(a)	$3,467,322	$756,165	$29,541
Subscription and service revenue	22,898	23,971	26,683
Total revenue	$3,490,220	$780,136	$56,224
(a)Amounts are net of rebates and incentive payments of $0.1 million, $0.1 million and $0.6 million for the years ended December 31, 2024, December 31, 2023, and December 31, 2022 respectively. Included in these amounts are amounts earned from related parties of $0.3 million for the year ended December 31, 2024, and less than $0.3 million in aggregate for both years ended December 31, 2023 and December 31, 2022, respectively.

Platform	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Loyalty redemption platform	49,164	53,148	54,479
Crypto services(b)	3,441,056	726,988	1,745
Total revenue	$3,490,220	$780,136	$56,224

(b)Amounts are net of rebates and incentive payments of $0.1 million and $0.1 million and $0.6 million for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively. Included in these amounts are amounts earned from related parties of less than $0.3 million for each of the years ended December 31, 2024, December 31, 2023, and December 31, 2022.
We have one reportable segment. See Note 2 for additional information.
Refer to Note 19, Segment Reporting for additional information on geographic revenue and customer concentration.
Deferred Revenue
Contract liabilities consist of deferred revenues for amounts invoiced prior to us meeting the criteria for revenue recognition. We invoice customers for service fees at the time the service is performed, and such fees are recognized as revenue over time as we satisfy its performance obligation. Contract liabilities are classified as “Deferred revenue, current” and “Deferred revenue, noncurrent” in our consolidated balance sheets. The activity in revenue for the years ended December 31, 2024, December 31, 2023, and December 31, 2022 was as follows (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Beginning of the period contract liability	$7,480	$7,084	$9,448
Revenue recognized from contract liabilities included in the beginning balance	(4,304)	(4,045)	(4,739)
Increases due to cash received, net of amounts recognized in revenue during the period	1,050	4,441	2,375
End of the period contract liability	$4,226	$7,480	$7,084
Remaining Performance Obligations
As of December 31, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations related to partially completed contracts was $10.8 million, comprised of $6.6 million of subscription fees and $4.2 million of service fees that are deferred. We will recognize our subscription fees as revenue over a weighted-average period of 18 months (ranges from 6 months – 21 months) and our service fees as revenue over a weighted-average period of 17 months.
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
Contract Costs
For the years ended December 31, 2024, December 31, 2023, and December 31, 2022, we did not incur any incremental costs to obtain and/or fulfill contracts with customers, respectively.
4.Business Combinations and Asset Acquisition
Apex Crypto
On April 1, 2023 we completed the acquisition of 100% of the ownership interests of Apex Crypto. We recognized goodwill from the acquisition due to the assembled, experienced workforce and anticipated growth we expect to achieve from Apex Crypto’s sales pipeline and product capabilities. The total consideration as measured at April 1, 2023 included $55.0 million in cash, approximately $10.5 million in Class A common stock payable based on Apex Crypto’s performance in the fourth quarter of 2022, and $11.8 million of cash paid for net working capital, which was predominantly cash held in banks. In addition, we may pay up to $100.0 million of our Class A common stock as additional consideration depending on Apex Crypto’s achievement of certain financial targets through 2025 (the “contingent consideration”). As part of the purchase price allocation the value of the contingent consideration was estimated to be $2.9 million.
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
The contingent consideration payable in Class A common stock to Apex Crypto's former owners based on the performance of the business in the 2023-2025 annual periods was estimated using a Monte Carlo model given the range of possible outcomes. As of December 31, 2023, we determined the value of the contingent consideration was zero, based on our forward-looking projections and minimum profit requirements associated with the earn-out and reversed the accrual through acquisition expenses. As of December 31, 2024, the value of the contingent consideration continues to be estimated at zero.
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
Subsequent to the acquisition, we changed the name of Apex Crypto to Bakkt Crypto.
Bumped Acquisition
On February 8, 2023, we acquired 100% of the units of Bumped Financial, LLC, which we subsequently renamed Bakkt Brokerage, LLC (“Bakkt Brokerage”), a broker-dealer registered with the SEC and the Financial Industry Regulatory Authority, Inc., for cash consideration of $0.6 million. Because of the limited scope of its historical operations, we determined that substantially all of the purchase consideration in the transaction would be allocated to the in-place licenses Bakkt Brokerage held and as such, have accounted for this as an asset acquisition.
5.Goodwill and Intangible Assets, Net
Changes in goodwill for the periods presented consisted of the following (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Beginning Balance	68,001	15,852	1,527,118
Apex acquisition	—	52,149	—
Impairment	—	—	(1,511,264)
Foreign currency translation	—	—	(2)
Ending Balance	$68,001	$68,001	$15,852
We recorded $0, $60.5 million and $1,822.1 million of impairment charges related to goodwill and other intangible assets during the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively. Refer to Note 5 for additional information.

Impairment Analyses Performed During The Year Ended December 31, 2024
The Company conducts an impairment assessment annually in the fourth quarter, or more frequently if impairment indicators are present. The Company retained a third-party valuation firm to estimate the fair value of its indefinite lived intangible asset (the “Tradename”) and single reporting unit.
Goodwill impairment is measured as the excess of a reporting unit's carrying amount over its estimated fair value, not to exceed the carrying amount of goodwill for that reporting unit. For the quantitative goodwill impairment analysis, the Company compared the estimated fair value of its reporting unit to the carrying amount. The estimated fair value of the reporting unit was derived using a market approach and an income approach, with equal weighting given to both approaches. A discounted cash flow (“DCF”) model was used for the income approach. The DCF model reflected the Company’s assumptions regarding revenue growth rates, forecast earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins (and thus operating expenses), capital expenditures, discount rates (including the company-specific risk premium assumption), terminal period growth rates, economic and market trends, and other expectations about the anticipated operating results of its reporting unit. Management estimates of future performance and metrics of guideline public companies (“GPCs”) were used to estimate revenue growth rates, EBITDA margins, and discount rate. Market and industry reports and data were used to estimate terminal period growth rates. The base of the income approach utilized the Company’s projected cash flow estimates, which are unobservable, Level 3 inputs. Unobservable inputs are used to measure fair value to the extent that relevant observable inputs are not available. The overall forecast estimate was developed using the best information available as of October 1, 2024, in consultation with a third-party valuation firm. The discount rate used is intended to be commensurate with the risks and uncertainty inherent in Bakkt’s business. The market approach valuation was derived from metrics of the GPCs, which are Level 2 inputs, and management estimates of future performance with consideration for a control premium. A significant judgment in using the market approach includes the selection of comparable GPCs with consideration of risk profiles, size, geography, and business operations.
The impairment analysis for the Tradename involved the use of a relief from royalty approach, which estimated the value of the stream of payments a market participant would pay to make use of the in-place Tradename. Significant judgments in this analysis included forecasted revenue and growth rates, the royalty rate, and the discount rate.
The discount rate used in the valuations described above was 12.5%.
The results of the Company’s 2024 quantitative impairment analyses indicated there is no impairment of the Company’s Tradename or goodwill. Bakkt Management considered the existence of material nonpublic information as of December 31, 2024 in reaching this conclusion (Level 3 inputs). In the event the financial performance of the reporting unit does not meet management’s expectations in the future, the Company experiences a prolonged macroeconomic downturn, there is a decline in the Company’s market capitalization, or there are other negative revisions to key assumptions used in the DCF or Market Approach used to value the Tradename and reporting unit, the Company may be required to perform additional impairment analyses with respect to the reporting unit and Tradename and could be required to recognize impairment charges.

Impairment Analyses Performed During The Year Ended December 31, 2023
During the third quarter of 2023, we concluded it was more likely than not the fair value of our equity was lower than book basis as of September 30, 2023, and our indefinite-lived intangible assets, long-lived assets and goodwill should be evaluated for impairment as of September 30, 2023. Our conclusion was based on several determining factors, including the sustained decline in our market capitalization as of September 30, 2023 and failure to achieve our projected growth. We conducted a quantitative test for our various long-lived asset groups, indefinite lived intangible assets and single reporting unit's goodwill. We concluded in the quantitative assessment that the fair value of our loyalty-related customer relationships and developed technology and our trademark/trade name indefinite-lived intangible asset fell below their carrying values as of September 30, 2023 and recorded impairments within “Goodwill and intangible assets impairments” on the consolidated statement of operations of $16.6 million, $3.1 million and $3.7 million, respectively. No impairment of other long-lived assets was indicated. No goodwill impairment was indicated by the quantitative assessment.
Our September 30, 2023 goodwill impairment analyses involved the use of a market approach and an income approach, with equal weighting given to both approaches. The market approach valuation was derived from metrics of publicly traded companies, which are Level 2 inputs. A significant judgment in using the market approach included the selection of comparable businesses with consideration of risk profiles, size, geography, and business operations. Significant assumptions used in the income approach included growth (revenue, EBITDA and earnings before interest and taxes ("EBIT") margin, and terminal value) and discount rates. We used historical performance and management estimates of future performance to estimate margins and revenue growth rates. Our growth rates and margins are impacted significantly by our ability to grow crypto trading volumes and our ability to expand to international markets. The income approach utilized our projected cash flow estimates to determine fair value, which were unobservable, Level 3 inputs. Unobservable inputs are used to measure fair value to the extent that relevant observable inputs are not available. We developed our estimates using the best information available as of September 30, 2023 and in consultation with third party valuation specialists. We used discount rates that were intended to be commensurate with the risks and uncertainty inherent in our business. Assumptions used, such as forecasted growth rates, capital expenditures, and our cost of capital, were consistent with our internal projections and operating plans as of September 30, 2023.

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
Impairment Analyses Performed During The Year Ended December 31, 2022
During the third quarter of 2022, we commenced our annual strategic planning process which included updating expected crypto product activations in light of the crypto market volatility and elongation of decision timeframes for activations of crypto strategy by our clients. We assessed the changes in circumstances that occurred during the period ended September 30, 2022 to determine if it was more likely than not that the fair values of any indefinite-lived intangible assets, long-lived assets or goodwill were below their carrying amounts. Several determining factors, including the elongated timing for expected crypto product activations and the sustained decline in our market capitalization, led us to conclude that it was more likely than not that the fair value of our equity was lower than book basis as of September 30, 2022, and our indefinite-lived intangible assets, long-lived assets and goodwill should be evaluated for impairment as of September 30, 2022. We then performed quantitative impairment tests of the indefinite-lived intangible assets, long-lived assets, and goodwill.
After assessing the totality of circumstances and giving effect to the indefinite-lived intangible asset impairment described below, we concluded that the carrying value of our reporting unit exceeded its fair value and recorded a goodwill impairment of $1,389.9 million.
During the fourth quarter of 2022 a number of high-profile bankruptcies among crypto companies exacerbated the volatility in the market for our services we observed earlier in the year. This created a further depression of our stock price and created additional uncertainty about our ability to achieve the growth we expected when the impairment test as of September 30, 2022 was performed. Accordingly, we concluded our indefinite-lived intangible assets, long-lived assets and goodwill should be quantitatively tested for impairment as of December 31, 2022.
We concluded the carrying value of the reporting unit exceeded its fair value and recorded an incremental goodwill impairment of $121.4 million.
Our goodwill impairment analyses involved the use of a market approach and an income approach, with equal weighting given to both approaches. The market approach valuation was derived from metrics of publicly traded companies, which are Level 2 inputs. A significant judgment in using the market approach includes the selection of comparable businesses with consideration of risk profiles, size, geography, and business operations. Significant assumptions used in the income approach include growth (revenue, EBITDA and EBIT margin, and terminal value) and discount rates. We used historical performance and management estimates of future performance to estimate margins and revenue growth rates. Our growth rates and margins are impacted significantly by our ability to grow loyalty redemption transactions, crypto trading volumes and subscription services. The income approach utilized our projected cash flow estimates to determine fair value, which were unobservable, Level 3 inputs. Unobservable inputs are used to measure fair value to the extent that relevant observable inputs are not available. We developed our estimates using the best information available at the time and in consultation with third party valuation specialists. We used discount rates that were intended to be commensurate with the risks and uncertainty inherent in our business. Assumptions used, such as forecasted growth rates, capital expenditures, and our cost of capital, are consistent with our internal projections and operating plans at the time. Changes in our estimates or any of our other assumptions used in our analysis could result in a different conclusion. Further declines in our market capitalization or the failure to execute on business objectives could result in future goodwill or intangible asset impairments.
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
Our goodwill was not impacted by foreign currency translation during the year ended December 31, 2024. Our goodwill was impacted by foreign currency translation of less than $0.1 million during the year ended December 31, 2023.
Intangible assets consisted of the following (in thousands):

	December 31, 2024
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Trademarks / trade names	Indefinite	2,900	—	—	2,900
Total		$2,900	$—	$—	$2,900

	December 31, 2023
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Licenses	Indefinite	$611	$—	$(611)	$—
Trademarks / trade names	Indefinite	8,000	—	(5,100)	2,900
Technology	5.0	18,360	(6,234)	(12,126)	—
Customer relationships	8.4	55,170	(12,508)	(42,662)	—
Total		$82,141	$(18,742)	$(60,499)	$2,900
We did not record any amortization of intangible assets for the year ended December 31, 2024. Amortization of intangible assets for the years ended December 31, 2023 and December 31, 2022 was $8.8 million and $21.8 million, respectively, and is included in “Depreciation and amortization” in the consolidated statements of operations.
Our finite lived intangible assets have been fully impaired, therefore there is no future amortization for definite-lived intangible assets as of December 31, 2024.
Intangible assets also include crypto assets we own, which are accounted for as indefinite-lived intangible assets and are initially measured at cost (under a first-in, first-out basis) under the guidance in ASC 350. These assets are not amortized, but assessed for impairment regularly given the volatility of markets for these assets. Impairment exists when the carrying amount exceeds its fair value. The fair value of crypto assets is determined as the lowest price of executed transactions during the measurement or holding period using the quoted price of the crypto asset in our principal market. The carrying amount of a crypto asset after its impairment becomes its new cost basis. Impairment losses are not reversible or recoverable and are included in “Crypto costs” in the consolidated statement of operations. Impairment losses were not material for the years ended December 31, 2024 and December 31, 2023. Our owned crypto assets are typically liquidated on a daily basis during the fulfillment of customer orders and settlement with our liquidity providers. We classify cash flows from crypto assets within cash flows from operating activities.
6.Consolidated Balance Sheet Components
Accounts Receivable, Net
Accounts receivable, net consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Trade accounts receivable	$11,768	$14,987
Customers, clients and liquidity providers	5,833	4,121
Unbilled receivables	2,296	6,125
Deposits	1,242	939
Other receivables	4,527	4,223
Total accounts receivable	25,666	30,395
Less: Allowance for doubtful accounts	(1,018)	(731)
Total	$24,648	$29,664
Deposits includes cash, as noted on the consolidated statements of cash flows, at clearing agencies used to settle customer transactions. Amounts payable and receivable to our liquidity providers are reported net by counterparty when the right of offset exists.
We wrote-off $0.4 million of receivables during the year ended December 31, 2024. There were no write-offs of receivables during the years ended December 31, 2023, and December 31, 2022.
As of December 31, 2024, and December 31, 2023, the three largest customer balances represented approximately 69% and 44%, respectively, of total accounts receivable.
Other Current Assets
Other current assets consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Prepaid expenses	$2,569	$3,307
Other	152	25
Total	$2,721	$3,332
Property, Equipment and Software, Net
Property, equipment and software, net consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Internal-use software	$1,917	$—
Other computer and network equipment	867	800
Leasehold improvements	276	—
Property, equipment and software, gross	3,060	800
Less: accumulated amortization and depreciation.	(996)	(740)
Total	$2,064	$60

For the years ended December 31, 2024, December 31, 2023, and December 31, 2022 depreciation and amortization expense related to property, equipment and software amounted to $0.3 million, $5.1 million, and $3.5 million respectively, of which $0.2 million, $1.8 million, and $1.7 million respectively, related to amortization expense of capitalized internal-use software placed in service.
The Company conducted a quantitative impairment test of long-lived assets as of December 31, 2024 and concluded certain leasehold improvements, office furniture and equipment and internal use software were fully impaired. An impairment charge of $0.9 million was recognized in “Impairment of long-lived assets” in the consolidated statements of operations. Significant judgments in this analysis include the division of long-lived assets into asset groups and cashflow assumptions that are consistent with the inputs used in the income approach for the goodwill impairment analysis.
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
Other Assets
Other assets consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Operating lease right-of-use assets	$9,735	$11,456
Other	2,832	1,806
Total	$12,567	$13,262
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accounts payable	$6,460	$14,925
Payables to clients and customers	6,322	4,906
Accrued expenses	14,603	15,970
Purchasing card payable	4,475	11,830
Salaries and benefits payable	1,252	4,442
Loyalty revenue share liability	4,261	2,686
Other	2,538	620
Total	$39,911	$55,379

Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Current maturities of operating lease liability	4,279	3,636
Other	998	1,066
Total	$5,277	$4,702
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Operating lease liability, noncurrent	$19,261	$23,525
Total	$19,261	$23,525
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
The TRA provides for the payment by us to exchanging holders of Opco common units of 85% of certain net income tax benefits, if any, that we realize (or in certain cases are deemed to realize) as a result of these increases in tax basis related to entering into the TRA, including tax benefits attributable to payments under the TRA. This payment obligation is an obligation of the Company and not of Opco. For purposes of the TRA, the cash tax savings in income tax will be computed by comparing our actual income tax liability (calculated with certain assumptions) to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the assets of Opco as a result of Opco having an election in effect under Section 754 of the Code for each taxable year in which an exchange of Opco common units for Class A common stock occurs and had we not entered into the TRA. Such change will be calculated under the TRA without regard to any transfers of Opco common units or distributions with respect to such Opco common units before the exchange under the Exchange Agreement to which Section 743(b) or 734(b) of the Code applies. As of December 31, 2024, 1,059,848 Opco common units were exchanged for Class A common stock. Refer to Note 14 regarding the contingency related to the TRA.

8.Related Parties
ICE Credit Facility
On August 12, 2024, Bakkt and Opco entered into the ICE Credit Facility, with certain subsidiaries of Bakkt party thereto from time to time, as guarantors, whereby the Lender agreed to provide for a $40.0 million secured revolving line of credit to us for working capital and general corporate purposes. Any borrowings under the facility made prior to December 31, 2024 require the consent of the Lender in its sole discretion. For the period beginning December 31, 2024 through March 30, 2025, Opco can borrow up to an aggregate principal amount (excluding any capitalized interest) of $10.0 million. For the period beginning March 31 through June 29, 2025, Opco can borrow up to an aggregate principal amount (excluding any capitalized interest) of $20.0 million. From the period beginning June 30 through September 29, 2025, Opco can borrow up to an aggregate principal amount (excluding any capitalized interest) of $30.0 million. On or after September 30, 2025, Opco can borrow up to an aggregate principal amount (excluding any capitalized interest) of $40.0 million. As of December 31, 2024, no loans were outstanding under the ICE Credit Facility.
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
Bakkt Crypto Solutions Technical Support
In connection with our acquisition of Apex Crypto, we entered into a Transition Services Agreement (the “Apex TSA”) with Apex Fintech Solutions, Inc. (“AFS”), pursuant to which AFS provides technical support and other transition-related services in exchange for quarterly service fees payable by us. We recognized $0.6 million, $1.1 million and $0 of expense related to the Apex TSA during the years ended December 31, 2024, December 31, 2023, and December 31, 2022,

respectively which is reflected as “Related party expenses” in the consolidated statements of operations. As of December 31, 2024 and December 31, 2023, we had $0.2 million and $0.2 million, respectively reflected as “Due to related party” in the consolidated balance sheets related to the Apex TSA.

ICE Management and Technical Support
Upon consummation of the VIH Business Combination, we entered into a Transition Services Agreement (the “ICE TSA”) with ICE, pursuant to which ICE provides insurance, digital warehouse, data center, technical support, and other transition-related services in exchange for quarterly service fees payable by us. We recognized $0, $2.8 million, and $1.2 million of expense related to the ICE TSA for the years ended December 31, 2024, December 31, 2023, and December 31, 2022 respectively, which are reflected as “Related party expenses” in the consolidated statements of operations. As of December 31, 2024 and December 31, 2023, we had $2.2 million and $3.1 million, respectively, reflected as “Due to related party” in the consolidated balance sheets related to the ICE TSA. The agreement terminated in December 2023.
Triparty Agreement
The Digital Currency Trading, Clearing, and Warehouse Services Agreement (“Triparty Agreement”) provided for IFUS to list for trading one or more digital currency futures and/or options contracts, and for ICUS to serve as the clearing house to provide central counterparty and ancillary services for such contracts.
Effective July 28, 2023, IFUS delisted all Bakkt Bitcoin futures contracts other than the August and September 2023 expiry months, and also delisted all Bakkt Bitcoin Option contracts. Following the delisting, no new Bakkt Bitcoin futures or option expiry months were listed for trading. The August and September 2023 expiry months continued to be listed for trading through their regular last trading days, which were August 24 and September 28, 2023 respectively. No material revenues associated with the Triparty Agreement were recognized during the years ended December 31, 2024 and December 31, 2023, respectively. The Triparty Agreement also required Bakkt Trust to make, and, subject to certain limits, to replenish as needed a contribution to ICUS, to be used by ICUS in accordance with the ICUS rules. On September 29, 2023, ICUS returned the Company's $15.2 million contribution, and effective October 2, 2023, the parties terminated the Triparty Agreement.
9.Warrants
As of December 31, 2024 and December 31, 2023, there were 7,140,483 and 7,140,808 warrants to purchase Class A Common Stock (“Public Warrants”) outstanding, respectively. The Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of a Public Warrant. Holders of the Public Warrants can exercise 25 Public Warrants to purchase one share of Class A common stock at an exercise price of $287.50 per share. The Public Warrants became exercisable on November 15, 2021. The public warrants will expire on October 15, 2026, or earlier upon redemption or liquidation. We may redeem the outstanding warrants when various conditions are met, such as specific stock prices, as detailed in the specific warrant agreements. The warrants are recorded as a liability and reflected as “Warrant liability” in the consolidated balance sheets.
During the year ended December 31, 2024, we issued 301 shares of Class A common stock in exchange for the exercise of Public Warrants and received an immaterial amount in proceeds from the exercise of the Public Warrants. During the year ended December 31, 2023, we did not issue any shares of Class A common stock in exchange for the exercise of Public Warrants, nor did we receive any proceeds from the exercise of the Public Warrants. During the year ended December 31, 2022, we issued 8 shares of Class A common stock in exchange for the exercise of 221 Public Warrants. We received less than $0.1 million in proceeds from the exercise of the Public Warrants. We recognized a loss from the change in fair value of the warrant liability during the year ended December 31, 2024 of $1.8 million, which is reflected in “(Loss) gain from change in fair value of warrant liability” in the consolidated statements of operations. We recognized a loss from the change in fair value of the warrant liability during the year ended December 31, 2023 of $1.6 million, which is reflected in “(Loss) gain from change in fair value of warrant liability” in the consolidated statements of operations. We recognized a gain from the change in fair value of the warrant liability during the year ended December 31, 2022 of $16.6 million, which is reflected in “(Loss) gain from change in fair value of warrant liability” in the consolidated statements of operations.
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
The Class 1 Warrants and Class 2 Warrants each have an exercise price of $25.50 and have a five-and-a-half year term. The Class 1 Warrants and Class 2 Warrants may each be exercised at any time after the 6 month anniversary of the relevant closing. The Class 2 warrant agreement contains an alternative exercise clause that entitles the holder to exchange two warrants for a share of stock if certain conditions are met. The Class 1 Warrants and Class 2 Warrants issued in the Concurrent Offerings are initially recorded as a liability at fair value and reflected as “Warrant liability” in the consolidated balance sheets.
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
During the year ended December 31, 2024, Class 1 and Class 2 warrants exercisable for 288,950 shares of Class A Common Stock were exercised, with substantially all under an alternate cashless exercise, resulting in us issuing 144,675 shares of Class A Common Stock. As of December 31, 2024, Class 1 Warrants and Class 2 Warrants exercisable for 2,017,850 shares of Class A Common Stock remain outstanding. During the year ended December 31, 2024, holders exercised all of the Pre-Funded Warrants. The proceeds received from the exercise of Pre-Funded Warrants were immaterial. We recognized a loss from the change in fair value of the warrant liability associated with the Class 1 Warrants and Class 2 Warrants during the year ended December 31, 2024 of $15.4 million, which is reflected in “(Loss) gain from change in fair value of warrant liability” in the consolidated statements of operations.
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
Preferred Stock
We are authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The holders of a series of preferred stock shall be entitled only to such voting rights as shall expressly be granted thereto by the Certificate of Incorporation (including any certificate of designation relating to such series of preferred stock). As of December 31, 2024, no shares of preferred stock have been issued.
Common Stock
Class A Common Stock
We are authorized to issue 30,000,000 shares with a par value of $0.0001 per share. Each holder of record of Class A common stock is entitled to one vote for each share of Class A common stock held on all matters on which stockholders generally or holders of Class A common stock as a separate class are entitled to vote, including the election or removal of directors (whether voting separately as a class or together with one or more classes of our capital stock). As of December 31, 2024 and December 31, 2023, there were 6,510,885 and 3,793,837 shares of Class A common stock issued and outstanding, respectively.
Dividends
Subject to preferences that may be applicable to any outstanding preferred stock, the holders of shares of Class A common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board out of funds legally available therefor. As of December 31, 2024, no dividends have been declared.
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
Class V Common Stock
We are authorized to issue 10,000,000 shares with par value $0.0001 per share. These shares have no economic value but entitle the holder to one vote per share. Paired Interests may be exchanged for one share of our Class A common stock or a cash amount in accordance with the Third Amended and Restated Limited Liability Company Agreement of Opco (the “Opco LLC Agreement”) and the Amended and Restated Exchange Agreement (the “Exchange Agreement”). Holders of Paired Interests became eligible on April 16, 2022 under the Exchange Agreement to exchange their Paired Interests for Class A common stock, or, at our election, cash in lieu thereof. During the year ended December 31, 2024, December 31, 2023, and December 31, 2022, there were 21,761, 139,053, and 899,035 Paired Interests exchanged for our Class A common stock, and the Company did not elect to settle any such exchanges in cash. As of December 31, 2024 and December 31, 2023, there were 7,178,303 and 7,200,064 shares of Class V common stock issued and outstanding, respectively.

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
Noncontrolling Interest
The following table summarizes the ownership interest in Opco as of December 31, 2024 and December 31, 2023:

	December 31, 2024		December 31, 2023
	Opco Common Units	Ownership %	Opco Common Units	Ownership %
Opco common units held by Bakkt Holdings, Inc.	6,510,885	48%	3,793,837	35%
Opco common units held by noncontrolling interest holders	7,178,303	52%	7,200,064	65%
Total Opco common units outstanding	13,689,188	100%	10,993,901	100%
The weighted average ownership percentages for the applicable reporting periods are used to attribute net loss and other comprehensive loss to the Company and the noncontrolling interest holders. The noncontrolling interest holders’ weighted average ownership percentage for the years ended December 31, 2024, December 31, 2023, and December 31, 2022 was 55.1%, 67.0%, and 72.6%, respectively.
Members’ Equity
Prior to the VIH Business Combination, Opco had three classes of voting units – Class A, Class B and Class C voting units – and incentive units granted under the Opco Incentive Equity Plan (the “Opco Plan”).
In connection with the VIH Business Combination, the Opco equity holders converted 16,000,000 Opco Class A voting units, 7,698,138 Opco Class B voting units, and 10,810,810 Opco Class C voting units to 7,597,331 shares of Class V common stock on a pro rata basis. Additionally, we issued 698,934 shares of Class V common stock related to the outstanding Opco incentive units.
In connection with the VIH Business Combination, Class C warrants of Opco (“Class C Warrants”) automatically converted into the right to purchase 31,734 Paired Interests in Opco at an exercise price of $126.00 per Paired Interest. Class C Warrants may only be exercised for a whole number of Paired Interests. Holders of Class C Warrants are entitled to purchase one Paired Interest for every 25 Class C Warrants. The Class C Warrants expired on September 23, 2024, and all Class C Warrants, vested and unvested, expired unexercised. No expenses were recorded in the years ended December 31, 2024, December 31, 2023, or December 31, 2022 since the service conditions were not probable of being met in those periods.

11.Share-Based and Unit-Based Compensation
2021 Incentive Plan
Our 2021 Omnibus Incentive Plan, as amended (the “2021 Incentive Plan”), became effective on the Closing Date with the approval of VIH’s shareholders and the Board. The 2021 Incentive Plan allows us to make equity and equity-based incentive awards to employees, non-employee directors and consultants. There were initially 1,032,677 shares of Class A common stock reserved for issuance under the 2021 Incentive Plan which can be granted as stock options, stock appreciation rights, restricted shares, restricted stock units (“RSUs”), performance stock units (“PSUs”), dividend equivalent rights and other share-based awards. On June 6, 2023, the 2021 Incentive Plan was amended to increase by 1,063,618 shares. On May 31, 2024, the 2021 Incentive Plan was amended to increase by 938,625 shares the number of authorized shares of Class A common Stock available for issuance for a new aggregate total of 3,034,920 shares authorized. No award may vest earlier than the first anniversary of the date of grant, subject to limited conditions.
Share-Based Compensation Expense
During the year ended December 31, 2024, we granted 1,263,155 RSUs and 248,170 PSUs, which represents 100% of the target award, to employees and directors. During the year ended December 31, 2023, we granted 311,323 RSUs and 26,945 PSUs, which represents 100% of the target award, to employees and directors. During the year ended December 31, 2022, we granted 410,069 RSUs and 204,679 PSUs, which represents 100% of the target award, to employees and directors.
We recorded $15.1 million, $15.1 million, and $23.9 million of share-based compensation expense related to RSUs for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively. We recorded $0.7 million, $0.3 million, and $7.7 million of share-based compensation expense related to PSUs for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively. Share-based compensation expense for both RSUs and PSUs is included in “Compensation and benefits” in the consolidated statements of operations.
Unrecognized compensation expense as of December 31, 2024 and December 31, 2023, respectively, was $12.9 million and $14.3 million for the RSUs and PSUs. The unrecognized compensation expense as of December 31, 2024 and December 31, 2023 will be recognized over a weighted-average period of 1.36 years and 1.38 years, respectively.

RSU and PSU Activity
The following table summarizes RSU and PSU activity under the 2021 Incentive Plan for the years ended December 31, 2024, December 31, 2023, and December 31, 2022 (in thousands, except per unit data):

RSUs and PSUs	Number of Shares	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	86	1.51	$229.50
Granted	615		$98.50	$60,583
Forfeited	(76)		$124.75
Vested	(74)		$205.00
Outstanding as of December 31, 2022	551	2.05	$101.25
Granted	338		$37.25	$12,596
Forfeited	(152)		$70.75
Vested	(216)		$95.50
Outstanding as of December 31, 2023	521	1.38	$69.75
Granted	1,511		$14.32	$21,951
Forfeited	(227)		$51.10
Vested	(385)		$54.04
Outstanding as of December 31, 2024	1,421	1.36	$18.17
During the years ended December 31, 2024, December 31, 2023, and December 31, 2022, we recorded $4.9 million, $2.3 million, and $2.0 million, respectively, of share-based compensation expense related to the accelerated vesting for certain employees that were terminated, primarily related to the Company’s restructuring efforts. Acceleration of share-based compensation expense related to the Company’s restructuring efforts is included in “Restructuring expenses” in the consolidated statements of operations. We also recorded reversal of share-based compensation expense of $1.1 million, $2.0 million, and $1.9 million during the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively, for forfeitures, primarily related to executive resignations and the Company's restructuring efforts. Reversal of share-based compensation expense related to the Company’s restructuring efforts is included in “Restructuring expenses” in the consolidated statements of operations.
Total fair value of vested RSU and PSU awards was $7.3 million, $8.7 million, and $6.5 million for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively.
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
Opco Plan
Preferred incentive units and common incentive units (collectively, “incentive units”) represent an ownership interest in Opco and are entitled to receive distributions from Opco, subject to certain vesting conditions. Opco classifies incentive units as equity awards on its consolidated balance sheets. Participation units, issued directly by Opco to Opco Plan participants, do not represent an ownership interest in Opco but rather provide Opco Plan participants the contractual right to participate in the value of Opco, if any, through either a cash payment or issuance of Class A common stock upon the occurrence of certain events following vesting of the participation units. Because participation units have historically been settled in cash at the Company’s discretion, the Company classified participation units as liability awards on its consolidated balance sheets as of December 31, 2023. At the Company’s discretion, the Company settled the final tranche of vested participation units in October 2023 by issuing 4,472 shares of Class A common stock in lieu of making cash payments.
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
Upon consummation of the VIH Business Combination, the 76,475,000 outstanding preferred incentive units and 23,219,745 outstanding common incentive units were converted into 17,473,362 common incentive units, and the 10,811,502 outstanding participation units were converted into 1,197,250 participation units. Contemporaneously with the conversion, approximately one-third of the awards in the Opco Plan vested. The second tranche vested on the one-year anniversary of the Closing Date and the third tranche vested on the two-year anniversary of the Closing Date, although under the terms of the Opco Plan, employees who are terminated without cause after the Closing Date vest in the unvested portion of their awards immediately upon their termination date. There has not been, and will not be, any additional awards made under the Opco Plan following the VIH Business Combination.
Unit-Based Compensation Expense
There was no Unit-based compensation expense for the year ended December 31, 2024. Unit-based compensation expense for the years ended December 31, 2023 and December 31, 2022, was as follows (in thousands):

Type of unit	Year Ended December 31, 2023	Year Ended December 31, 2022
Common incentive unit	$1,345	$3,663
Participation unit	(49)	(3,291)
Total	$1,296	$372

There was no unrecognized compensation expense for participation units as of December 31, 2024. As of December 31, 2023, all Common Incentive Units and Participation Units had vested or been forfeited and there was no unrecognized unit-based compensation expense.
Incentive Unit Activity
The following table summarizes incentive unit activity under the Opco Plan for the years ended December 31, 2024 and December 31, 2023 (in thousands, except per unit data):

Incentive Units	Number of Incentive Units	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	654	1.79	$157.50	$133,240
Granted	—
Forfeited	(13)
Exchanged	(309)
Outstanding as of December 31, 2022	332	0.79	$157.50	$67,635
Granted	—
Forfeited	—
Exchanged	(23)
Outstanding as of December 31, 2023	309	0	$166.75	$51,467
Granted	—
Forfeited	—
Exchanged	(22)
Outstanding as of December 31, 2024	287	0	$166.75	$47,867
There were no unvested Incentive Units as of December 31, 2024.

There were no participation units granted during the years ended December 31, 2024, December 31, 2023, or December 31, 2022. As of December 31, 2024, there were no participation units outstanding. During the years ended December 31, 2024, December 31, 2023, and December 31, 2022, we made cash payments of less than $0.0 million, $0.1 million, and $0.5 million respectively, to settle vested participation units. At the Company’s discretion, the Company settled the final tranche of vested participation units in October 2023 by issuing 4,472 shares of Class A common stock in lieu of making cash payments.
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
The inputs used in the models to estimate the fair value of the common incentive units and participation units granted in 2022 are summarized as follows:

Dividend yield	—%
Risk-free interest rate	0.06% - 0.36%
Expected volatility	51.00% - 53.00%
Expected term (years)	0.50 - 2.00
Discount for lack of marketability	0.082
12. Net Loss per Share
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
The following is a reconciliation of the denominators of the basic and diluted per share computations for net loss (in thousands, except share and per share data):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Net loss per share:
Numerator – basic and diluted:
Net loss	$(103,447)	$(225,812)	$(1,989,934)
Less: Net loss attributable to noncontrolling interest	(56,788)	(150,958)	(1,411,829)
Net loss attributable to Bakkt Holdings, Inc. – basic	$(46,659)	$(74,854)	$(578,105)
Net loss and tax effect attributable to noncontrolling interests	$—	$—	$—
Net loss attributable to Bakkt Holdings, Inc. – diluted	$(46,659)	$(74,854)	$(578,105)

Denominator – basic and diluted:
Weighted average shares outstanding – basic	5,855,083	3,563,333	2,846,719
Weighted average shares outstanding – diluted	5,855,083	3,563,333	2,846,719

Net loss per share – basic	$(7.97)	$(21.01)	$(203.08)
Net loss per share – diluted	$(7.97)	$(21.01)	$(203.08)
Potential common shares issuable to employees or directors upon exercise or conversion of shares under our share-based and unit-based compensation plans and upon exercise of warrants are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive.

No shares that are contingently issuable as part of the Bakkt Crypto acquisition have been included in the calculation of diluted EPS as no amounts are payable as of December 31, 2024. The following table summarizes the total potential common shares excluded from diluted loss per common share as their effect would be anti-dilutive (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
RSUs and PSUs	1,421	521	551
Public warrants	286	286	286
Opco warrants	—	32	32
Class 1 and Class 2 warrants	2,018	—	—
Opco unvested incentive units	—	—	89
Opco common units	7,178	7,200	7,250
Total	10,903	8,039	8,208
13.Capital Requirements
Bakkt Trust is subject to certain reduced regulatory capital requirements imposed by NYDFS given its current state of not conducting business operations. These capital requirements require Bakkt Trust to maintain in cash an amount sufficient for its estimated wind-down costs, as calculated by NYDFS.
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
Bakkt Brokerage was registered as a broker-dealer with the Financial Industry Regulatory Authority (“FINRA”) and was required to maintain a non-material minimum amount of net capital. Bakkt Brokerage filed for a withdrawal of its membership with FINRA on July 16, 2024. Following Bakkt Brokerage’s withdrawal filing, FINRA expelled Bakkt Brokerage for a failure to file independently audited financial statements for 2023, a period when Bakkt Brokerage was inactive. Bakkt Brokerage has not received approval to correct this filing and is in the process of winding down its business.
As of December 31, 2024 and December 31, 2023, the above mentioned subsidiaries were in compliance with their respective regulatory capital requirements. The minimum capital requirements to which our subsidiaries are subject may restrict their ability to transfer cash. We may also be required to transfer cash to our subsidiaries such that they may continue to meet these minimum capital requirements.

14.Commitments and Contingencies
401(k) Plan
We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Both Company and employee contributions to the 401(k) plan are discretionary. For the years ended December 31, 2024, December 31, 2023, and December 31, 2022 we recorded $2.3 million and $2.9 million, and $3.2 million respectively, of expenses related to the 401(k) plan, which is included in “Compensation and benefits” in the consolidated statements of operations.
Tax Receivable Agreement
The Company is party to a TRA with certain Opco Equity Holders. As of December 31, 2024, the Company has not recorded a liability under the TRA related to the income tax benefits originating from the exchanges of Opco common units as it is not probable that the Company will realize such tax benefits. The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. Should the Company determine that the payment of the TRA liability becomes probable at a future date based on new information, any changes will be recorded on the Company's consolidated statement of operations and comprehensive loss at that time.
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
Prior to its acquisition by the Company, Bakkt Crypto received requests from the SEC for documents and information about certain aspects of its business, including the operation of its trading platform, processes for listing assets, the classification of certain listed assets, and relationships with customers and service providers, among other topics. The SEC made a number of follow-up requests for additional documents and information, and the Company responded to those requests on a timely basis. Refer to Note 20, Subsequent Events for further details of the SEC inquiry.
On January 25, 2024, the Company’s subsidiary, Aspire Loyalty Travel Solutions, LLC (“Aspire”) received a letter from one of its vendors alleging breach of its agreement with that vendor relating to a migration of Aspire’s systems to a different vendor. The alleged breach relates to a contractual provision requiring Aspire to originate at least a given percentage of its redemptions on the vendor’s systems. In May 2004, we settled the matter for $1.1 million.
Other legal and regulatory proceedings have arisen and may arise in the ordinary course of business. However, we do not believe that the resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows. However, future results could be materially and adversely affected by new developments relating to the legal proceedings and claims.

Cryptocurrency Held on Platform

The Company is obligated to securely store crypto assets that it holds for customers, a substantial portion of which are held in cold storage. As such, the Company may be liable to users of its platform for losses arising from the Company’s failure to secure crypto assets from theft or loss. The Company has not incurred any losses related to such an obligation and therefore has not accrued a liability for losses as of December 31, 2024 and 2023. The Company has no reason to believe it will incur any expense associated with such potential liability because (i) it has no known or historical experience of claims to use as a basis of measurement, (ii) it accounts for and continually verifies the amount of crypto assets within its control, and (iii) it has established security around custodial product private keys to minimize the risk of theft or loss.

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
In March 2024, Bank of America required us to pledge as collateral the amounts which were previously required to be maintained in the concentration account. In April 2024, Bank of America reduced our credit line associated with the purchasing card facility from $35.0 million to $20.0 million. Refer to Note 20, Subsequent Events for further details of the purchasing card facility.
Purchase Obligations
In December 2021, we entered into a four-year cloud computing arrangement which includes minimum contractual payments due to the third-party provider. In December 2023, we agreed to amend the contract and extend the payment period for an additional year. During the year ended December 31, 2024, we entered into a five-year strategic marketing agreement which required a committed spend. As of December 31, 2024, our outstanding purchase obligations consist of the following future minimum commitments (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Purchase obligations	$4,500	$12,000	$—	$—	$16,500
15.Income Taxes
As a result of the VIH Business Combination, the Company acquired a controlling interest in Opco, which is treated as a partnership for U.S. federal income tax purposes, and in most applicable state and local income tax jurisdictions. As a partnership, Opco is not itself subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Opco is passed through to and included in the taxable income or loss of its partners, including the Company following the VIH Business Combination, on a pro rata basis. The Company’s U.S. federal and state income tax expense primarily relates to the Company’s allocable share of any taxable income or loss of Opco following the VIH Business Combination. In addition, Opco’s wholly owned corporate subsidiaries that are consolidated for U.S. GAAP purposes but separately taxed for federal, state, and foreign income tax purposes as corporations are generating federal, state, and foreign income tax expense.
The domestic and foreign components of income (loss) before income taxes for the following periods were as follows (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Domestic	$(103,503)	$(225,691)	$(2,001,449)
Foreign	226	323	195
Total loss before provision for income taxes	$(103,277)	$(225,368)	$(2,001,254)
Details of the income tax expense (benefit) are as follows (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Current:
Foreign	$59	$86	$68
Federal	—	—	—
State	111	358	184
Total current income tax expense (benefit)	170	444	252
Deferred:
Foreign	—	—	—
Federal	—	—	(9,390)
State	—	—	(2,182)
Total deferred income tax expense (benefit)	—	—	(11,572)
Total income tax expense (benefit)	$170	$444	$(11,320)

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Tax provision at federal statutory rate	$(21,688)	$(48,212)	$(420,304)
Increase (decrease) in income tax resulting from:
State income taxes, net of federal tax effect	(3,263)	142	(34,316)
Noncontrolling interest	11,928	32,287	296,122
Fair value of warrant liability	3,609	329	(3,494)
Changes in valuation allowance	7,461	11,461	145,701
Stock compensation	2,271	2,180	3,862
Subsidiary liquidation	—	1,978	—
Other	(148)	279	1,109
Provision for (benefit from) income taxes	$170	$444	$(11,320)
Effective tax rate	(0.16)%	(0.19)%	0.57%
The effective tax rate differs from the federal statutory rate primarily due to the loss allocated to noncontrolling interest that is not taxed to the Company and changes to the Company’s valuation allowance. While Opco incurred a net loss before income taxes of $103.3 million for the year ended December 31, 2024, only $46.5 million was allocated to Bakkt Holdings, Inc. The remaining $56.8 million is benefited for tax purposes by members outside of the reporting group. The tax expense of $0.2 million relates to state and foreign tax expense since the Company has recorded a full valuation allowance that offsets the tax benefit of its losses.
The following summarizes the significant components of our deferred tax assets and liabilities (in thousands):

	December 31, 2024	December 31, 2023
Deferred tax assets:
Investment in partnership	$124,810	$114,641
Net operating loss carryforwards	33,638	23,860
Deferred and share-based compensation	2,607	2,360
Other	541	—
Total deferred tax assets	161,596	140,861
Less: valuation allowance	(152,453)	(139,331)
Net deferred tax assets	9,143	1,530
Deferred tax liabilities:
Intercompany asset with Opco	9,143	1,530
Total deferred tax liabilities	9,143	1,530
Net deferred tax assets (liabilities)	$—	$—
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our realizability of our deferred tax assets, in each jurisdiction, is dependent upon the generation of future taxable income sufficient to utilize the deferred tax assets on income tax returns, including the reversal of existing temporary differences, historical and projected operating results and tax planning strategies. We assessed that substantially all of our deferred tax assets were not more likely than not to be realized. As such. the Company had a valuation allowance of $152.5 million and $139.3 million as of December 31, 2024 and December 31, 2023, respectively. The increase in the valuation allowance during the year was primarily related to the generation of net operating losses that are not expected to be realized.

As of December 31, 2024, the Company had gross federal net operating loss carryforwards (“NOLs”) of $122.7 million, all of which can be carried forward indefinitely. The Company also had state NOLs of $115.7 million which will begin to expire in 2031. As of December 31, 2023, the Company had gross federal NOL carryforwards of $90.0 million, all of which can be carried forward indefinitely. The Company also had state NOLs of $79.9 million which will begin to expire in 2037. The Company had capital loss carryforwards of $3.0 million which will expire in 2028 and tax credits of $0.4 million that begin to expire in 2031.
The Company files income tax returns in the U.S., as well as various state and foreign jurisdictions. While the Company is not currently under examination in any of the applicable taxing jurisdictions, the Company is open to examination for federal, state, and foreign jurisdictions beginning in 2021 with a few state jurisdictions open to examination beginning in 2020.
The Company is open to examination for federal, state, and foreign jurisdictions beginning in tax year 2021. The following state jurisdictions are open to examination beginning in tax year 2020 for Bakkt Opco: Arizona, California, Kentucky, Minnesota, New Jersey, and Texas. Note that the corporate entity (Bakkt Holdings, Inc.) was not formed until 2021 so only the partnership returns for these jurisdictions would be open.
Our non-U.S. subsidiaries are subject to Global Intangible Low-Taxed Income (“GILTI”) provisions under the Tax Cuts and Jobs Act. The Company has elected to recognize the tax expense related to GILTI as a period cost in the period incurred. The Organization for Economic Cooperation and Development has developed guidance known as the Global Anti-Base Erosion Pillar Two minimum tax rules, or Pillar Two, which generally provide for a minimum effective tax rate of 15% and are intended to apply to tax years beginning in 2024. The Company does not expect these rules to have a material impact on our income tax provision in 2024.
The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions where the Company cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company had no unrecognized tax benefits or related interest and penalties accrued as of both December 31, 2024 and December 31, 2023.
16.Fair Value Measurements
The Company groups its assets and liabilities measured at fair value in three levels based on the nature of the inputs and assumptions used to determine fair value. Refer to Note 2, Summary of Significant Accounting Policies, for additional information on the accounting policies related to fair value.
Financial assets and liabilities that are measured at fair value on a recurring basis are classified as Level 1, Level 2 and Level 3 as follows (in thousands):

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability - Class 1 and Class 2 warrants	42,782	—	—	42,782
Warrant liability - public warrants	4,141	4,141	—	—
Total liabilities	$46,923	$4,141	$—	$42,782

	As of December 31, 2023
	Total	Level 1	Level 2	Level 3
Assets:
U.S. Treasury debt securities	$17,398	$17,398	$—	$—
Total assets	$17,398	$17,398	$—	$—

Liabilities:
Warrant liability - public warrants	2,356	2,356	—	—
Total liabilities	$2,356	$2,356	$—	$—
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivables, unbilled accounts receivables, deposits with clearinghouse, due to related party, accounts payable and accrued liabilities, and operating lease obligations approximate their fair values due to their short-term nature. The balance of deposits with clearinghouse not invested in U.S. government securities are in the form of cash, and therefore approximate fair value.
Our investments in debt securities consist of U.S. Treasury debt securities held in the custody of a major financial institution. As of December 31, 2023, our investment in available-for-sale debt securities was determined to be a Level 1 investment based on quoted prices in active markets and was recorded in the consolidated balance sheets at fair value.
The contingent consideration associated with the acquisition of Bakkt Crypto is valued using Level 3 inputs, which includes a Monte Carlo model. The inputs for the Monte Carlo model included forecasted financial performance of Bakkt Crypto and estimated earnings volatility. The contingent consideration liability is revalued each reporting period and any change in the liability is reflected in the Company’s statements of operations in “Acquisition-related expenses”. As of the acquisition date, the fair value of the contingent consideration was estimated to be $2.9 million and used an estimated gross profit volatility of 66%. As of December 31, 2024, we determined the value of the contingent consideration was zero, based on our forward-looking projections and minimum profit requirements associated with the contingent consideration.
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

The inputs used for the fair value measurement of our Class 1 Warrants and Class 2 Warrants liabilities as of December 31, 2024 are summarized as follows:

Expected term (years)	4.68
Continuous risk-free rate	4.27%
Expected volatility	125%

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

17.Leases
The Company leases real estate for office space under operating leases. On December 21, 2023, we signed an agreement to sublease a portion of our corporate headquarters office space in Alpharetta, Georgia. The sublease commenced in March 2024. On March 15, 2023, we signed an amendment to our Scottsdale, Arizona lease that extended the lease term. The amended lease has a term of 89 months and total fixed lease payments over the term of the amended lease are $5.7 million. During the year ended December 31, 2022, we entered into a real estate lease for office space in New York, New York, that commenced on January 31, 2022. The lease has a term of 76 months and the total fixed lease payments over the term of the lease are $7.3 million. On April 25, 2022, we signed a lease agreement for call center office space in Alpharetta, Georgia. On May 12, 2022, we executed our option to lease additional space for the Alpharetta call center. The call center lease commenced on June 3, 2022. The lease has a term of 47 months and total fixed lease payments over the term of the lease are $5.9 million. We consider a lease to have commenced on the date when we are granted access to the leased asset. Several of these leases include escalation clauses for adjusting rentals. As of December 31, 2024 and December 31, 2023, we did not have any active finance leases.
Our real estate leases have remaining lease terms as of December 31, 2024 ranging from 16 months to 93 months, with three of our leases containing an option to extend the term for a period of 5 years exercisable by us, which we are not reasonably certain of exercising at commencement. None of our leases contain an option to terminate the lease without cause at the option of either party during the lease term.
Certain of our real estate leasing agreements include terms requiring us to reimburse the lessor for our share of real estate taxes, insurance, operating costs and utilities which we account for as variable lease costs when incurred since we have elected not to separate lease and non-lease components, and hence are not included in the measurement of lease liability. There are no restrictions or covenants imposed by any of the leases, and none of our leases contain material residual value guarantees.
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
We have elected the practical expedient under which lease components would not be separated from the non-lease components for all our classes of underlying assets. Accordingly, each lease component and the non-lease components related to the lease component are accounted for as a single lease component. The components of total lease expense are as follows (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating lease cost	$2,986	$4,499	$3,780
Short-term lease cost	59	73	13
Variable lease cost	13	10	15
Total lease cost	$3,058	$4,582	$3,808

The short-term lease cost disclosed in the table above reflects our ongoing short-term lease commitments.

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Cash flow from operating activities(1)	$3,636	$4,466	$(3,068)
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets	$—	$3,788	$11,006
(1)Our real estate lease for office space in Alpharetta, Georgia required the landlord to reimburse certain expenditures incurred by us towards construction of improvements. The reimbursement was received during the year ended December 31, 2022 and exceeded the payments required to be made pursuant to the lease during the year.
As of December 31, 2024, the weighted average remaining lease term for our operating leases was 76 months, and the weighted average discount rate for our operating leases was 5.3%. As of December 31, 2023, the weighted average remaining lease term for our operating leases was 84 months, and the weighted average discount rate for our operating leases was 5.3%.
The following table shows balance sheet information about our leases:

	Balance sheet classification	December 31, 2024	December 31, 2023
Right-of-use assets	Other assets, noncurrent	$9,735	$11,456
Lease liabilities, current	Other current liabilities	$4,279	$3,636
Lease liabilities, noncurrent	Other liabilities, noncurrent	$19,261	$23,525
See Notes 5 and 6 for information on impairments recorded for certain right-of-use assets.
Future minimum lease payments under non-cancellable leases as of December 31, 2024 were as follows:

For the year ended December 31,
2025	$5,427
2026	4,198
2027	3,713
2028	3,835
2029	3,928
Thereafter	6,776
Total undiscounted lease payments	$27,877
Less: imputed interest	$(4,337)
Total lease liability	$23,540
Current	$4,279
Noncurrent	$19,261
18. Investments in Debt Securities
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
The cost basis and fair value of available-for-sale debt securities with unrealized gains and losses included in “Accumulated other comprehensive loss” in the consolidated balance sheets were as follows (in thousands):

	December 31, 2024			December 31, 2023
Available-for-sale securities	Cost Basis	Unrealized Gains/(Losses), net	Fair Value	Cost Basis	Unrealized Gains/(Losses), net	Fair Value
Government debt
U.S. treasury bonds	$—	—	$—	$17,230	168	$17,398
Total available-for-sale securities	$—	$—	$—	$17,230	$168	$17,398
The unrealized gains on our investments in government debt securities relate to changes in interest rates since the time of purchase. We may sell certain investments depending on liquidity needs of the business; however, it is not likely that we will be required to sell the investments before recovery of their respective amortized cost basis. In addition, there were no credit losses on these investments as of December 31, 2024. In February 2024, we sold our available-for-sale securities based on liquidity needs of the business. Losses associated with the sales were immaterial.
The cost basis and fair value of available-for-sale debt securities at December 31, 2024 and 2023, by contractual maturity, are shown below (in thousands). Expected maturities may differ from contractual maturities because borrowers may have the right to prepay and creditors may have the right to call obligations.

	December 31, 2024		December 31, 2023
	Cost Basis	Fair Value	Cost Basis	Fair Value
Due in one year or less	$—	$—	$17,230	$17,398
Total available-for-sale securities	$—	$—	$17,230	$17,398
19. Segment Reporting
As described in Note 2, the Company operates as a single reportable segment, which derives its revenues by providing software solutions that support cryptocurrency transactions and loyalty points management. The Company manages its business operations on a consolidated basis. The accounting policies of the segment are the same as those described in Note 2. Bakkt's Chief Operating Decision Maker (“CODM”) is the chief executive officer.
The measure of segment assets is reported in the consolidated balance sheets as total assets. The CODM uses net income (loss) to allocate resources as part of the Company's annual and long-term planning processes, and to evaluate operating performance based on budget to actual results. Certain information provided to the CODM presents operating expenses on a different basis than that presented in the consolidated statements of operations.

The following table represents significant segment expenses provided to the CODM for the years ended December 31, 2024, December 31, 2023, and December 31, 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Total revenues	$3,490,220	$780,136	$56,224

Segment expenses:
Personnel[1]	$74,817	$89,003	$105,883
Non-cash compensation[1]	15,886	16,778	31,965
Professional fees	16,804	10,382	11,483
Technology	17,565	20,710	16,983
Occupancy[2]	3,748	5,196	3,969
Marketing and promotions[3]	2,474	4,638	8,765
Business insurance[4]	13,302	17,292	17,161
Depreciation and amortization[5]	343	73,992	1,847,570
Other operating costs[6]	10,966	47,752	29,701
Crypto costs	3,403,207	718,511	1,657
Execution, clearing and brokerage fees	24,024	3,772	—
Total operating expenses per Consolidated Statements of Operations	$3,583,136	$1,008,026	$2,075,137
Operating loss	$(92,916)	$(227,890)	$(2,018,913)
Other expense (income), net[7]	10,531	(2,078)	(28,979)
Net loss	$(103,447)	$(225,812)	$(1,989,934)

1
Personnel includes payroll and benefits, excluding stock-based compensation, which is included in Non-cash compensation. Both are reported as part of Compensation and benefits on the consolidated statements of operations.

2	Occupancy includes facility related expenses such as rent and is reported as Selling, general and administrative on the consolidated statements of operations.
3	Marketing and promotions primarily consist of web-based promotional campaigns, promotional activities with clients, conferences and user events, and brand-building activities and are reported as Selling, general and administrative on the consolidated statements of operations.
4	Business insurance primarily consists of business liability insurance premiums and is recorded as Selling, general and administrative on the consolidated statements of operations.
5	Goodwill and intangible asset impairments is presented in combination with Depreciation and amortization to the CODM.
6	Other operating costs consist primarily of Acquisition-related expenses, Related party expenses, and Impairment of long-lived assets as presented on the statements of operations, as well as costs that are reported as Selling, general and administrative, and Compensation and benefits on the consolidated statements of operations.
7	Other expense (income), net consists primarily of Interest income, net, (Loss) gain from change in fair value of warrant liability, and Other expense, net, and Income tax (expense) benefit as presented in the consolidated statements of operations.
We recognized revenue from foreign jurisdictions of $70.5 million, $15.9 million, and $3.8 million for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively.
For the year ended December 31, 2024, we had no revenue concentration with any individual customer. However, our customers are introduced to us via client relationships. For the year ended December 31, 2024 our top three Crypto clients represented approximately 94%, of Crypto services revenue. One client, Webull, represented over 10% of our Crypto revenue, which accounted for revenue of $2,556.0 million during the year ended December 31, 2024, or 74% of Crypto services revenue in such period. For the year ended December 31, 2023 our top three Crypto clients represented approximately 86%, of Crypto revenue. One client, Webull, represented over 10% of our Crypto services revenue, which accounted for revenue of $529.6 million during the year ended December 31, 2023, or 73% of Crypto services revenue in such period. We had no material concentration risk for the year ended December 31, 2022 as our crypto services revenues were not material.

For the years ended December 31, 2024, December 31, 2023, and December 31, 2022 our top three Loyalty customers represented approximately 60%, 63%, and 61%, respectively, of Loyalty net revenue. Three customers, that each represented over 10% of our Loyalty net revenue, combined to account for net revenue of $29.7 million, $33.2 million, and $33.0 million during the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively.
20. Subsequent Events
We have evaluated subsequent events and transactions and determined that no events or transactions met the definition of a subsequent event for purpose of recognition or disclosure in these financial statements, other than as described below.
In December 2024, the Company signed a Lease Assignment and Assumption Agreement (the “Lease Assignment”) for its New York office lease, whereby a third-party agreed to assume all the Company’s rights, title and interest in and to the lease, including but not limited to the performance by the third-party of all of the Company’s duties and obligations under the lease. The Lease Assignment was contingent upon the landlord’s consent. In January 2025, the Company signed an Assignment and Assumption of Lease with Landlord’s Consent for the New York office lease, which provided the landlord’s consent to the Lease Assignment. The Company is joint and severally liable with the third-party assignee for the obligations under the New York office lease.
In January 2025, Bank of America further reduced our credit line associated with the purchasing card facility from $20.0 million to $18.0 million and changed payment frequency to weekly.
On March 3, 2025, the SEC concluded its inquiry of Bakkt Crypto and, based on the information it had at such time, the SEC advised the Company that it did not intend to recommend an enforcement action against Bakkt Crypto.
On March 14, 2025, our largest client, Webull, notified us that it will not renew its agreement with us when the current term of the agreement ends on June 14, 2025. The non-renewal of its agreement is an indicator of potential impairment of our goodwill. The Company is evaluating the impact of the loss of this client, and given the significance of Webull to our historical Crypto services revenue (as disclosed in Footnote 19), there is risk of a potentially material goodwill impairment that would be recorded in our quarterly results as of March 31, 2025.
We also received notice from Bank of America Corporation (“Bank of America”) on March 14, 2025 that Bank of America would not renew its commercial agreement with us. As a result, such agreement will expire in accordance with its terms on April 22, 2025, subject to the Company’s obligation to provide transition services for up to a 12-month period. Bank of America represented approximately 16% and 18% of our Loyalty net revenue in in the years ended December 31, 2024 and 2023, respectively.
On March 17, 2025, we entered into an agreement with ICE whereby ICE has agreed to purchase all of the outstanding equity interests of Bakkt Trust in exchange for $1.5 million plus the assumption of Bakkt Trust’s regulatory capital requirement, which was approximately $3.0 million as of signing, and certain operating costs of Bakkt Trust during the period between the signing of the purchase agreement and the closing of the transaction (subject to such closing). The closing of this transaction is subject to regulatory approval and other customary conditions.
In March 2025, we announced our investigation of strategic alternatives for our loyalty business as we work to realign our business with a crypto focus. As we explore our options, including a potential sale or wind-down, we expect to reduce efforts to promote and grow this business.
On March 19, 2025, the Company announced that it had entered into a Cooperation Agreement with Distributed Technologies Research Ltd. (“DTR”) and Akshay Naheta, the sole stockholder of DTR (the “Cooperation Agreement”).

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
None.
Item 9A. Controls And Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the fiscal year covered by this Form 10-K. Based on such evaluation, our principal executive officer and principal financial officer have concluded that as of such date, our disclosure controls and procedures were effective. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act. We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, we concluded that as of December 31, 2024, the Company’s internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
Except as described below, there were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As previously disclosed in Part 1, Item 4, “Controls and Procedures” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 15, 2024, we identified a material weakness in our internal control over financial reporting relating to the review of the work performed by a third-party valuation specialist. The specialist was used in the valuation of our Class 1 Warrants and Class 2 Warrants issued in connection with the Concurrent Offerings. We designed and implemented measures to remediate this material weakness and improve our overall internal control environment. As of the of date of this filing we have designed and implemented enhanced management review procedures to validate the compliance of third-party valuation specialist’s assumptions with U.S. GAAP and to evaluate the appropriateness of significant unobservable inputs used to measure fair value. Additionally, we have expanded and enhanced existing documentation to demonstrate the level of precision and procedures performed in our review of work prepared by a third-party valuation specialist. As of the date of this filing, the remedial controls are operating effectively and the material weakness is considered remediated.

Item 9B. Other Information
Other Events

On March 14, 2025, the Company received notice from Webull that Webull would not renew its commercial agreement with the Company. As a result, such agreement will expire in accordance with its terms on June 14, 2025. Webull represented approximately 74% and 73% of the Company’s Crypto services revenue in the years ended December 31, 2024 an 2023, respectively.

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2024, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408.
Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers And Corporate Governance
The information called for by this item will be set forth in our Proxy Statement and is incorporated herein by reference.
The Board has adopted a code of conduct that applies to all of our employees, officers, and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our code of conduct is posted on the investor relations page of our website, which is located at https://investors.bakkt.com. We intend to post any amendment to, or waiver from, a provision of our code of conduct on our website.
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

PART IV
Item 15. Exhibits And Financial Statement Schedules
(a)We have filed the following documents as part of this Form 10-K:
1.Financial Statements
See Index under Part II, Item 8 of this Form 10-K.
2.Financial Statement Schedules
Schedules not listed above have been omitted because they are not required, because they are not applicable, or because the required information is otherwise included.
3.Exhibits
The exhibits listed below are filed as part of this Form 10-K or are incorporated herein by reference, in each case as indicated below.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger, dated January 11, 2021, by and among the Company, Merger Sub, and the Company.	8-K	001-39544	2.1	January 11, 2021
2.2	Amendment to Agreement and Plan of Merger, dated March 30, 2021 by and among the Company, Merger Sub, and the Company.	8-K	001-39544	2.1	March 31, 2021
2.3	Amendment to Agreement and Plan of Merger, dated September 29, 2021 by and among the Company, Merger Sub, and the Company.	8-K	001-39544	2.1	September 30, 2021
2.4	Membership Interest Purchase Agreement, dated as of November 2, 2022, by and among the Company, Bakkt Marketplace, Seller and Target.	8-K	001-39544	2.1	November 3, 2022
2.5	Amendment No. 1 To Membership Interest Purchase Agreement, dated as of March 30, 2023, by and among the Company, Bakkt Marketplace, Apex Fintech Solutions Inc. and Apex Crypto, LLC.	8-K	001-39544	2.2	April 3, 2023
3.1	Certificate of Incorporation of the Company, as currently in effect.	S-8	333-28724	4.1	July 9, 2024
3.2	By-Laws of the Company, as currently in effect.	8-K	001-39544	3.2	October 21, 2021
4.1	Specimen Class A Common Stock Certificate of the Company.	8-K	001-39544	4.1	October 21, 2021
4.2	Specimen Warrant Certificate of the Company.	8-K	001-39544	4.2	October 21, 2021
4.3	Warrant Agreement, dated September 22, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39544	4.1	September 28, 2020
4.4	First Amendment to Warrant Agreement, dated March 9, 2022, by and among Bakkt Holdings, Inc, American Stock Transfer & Trust Company, LLC and Continental Stock Transfer & Trust Company.	10-K	001-39544	4.4	March 31, 2022

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
4.5	Third Amended and Restated Limited Liability Company Agreement, dated October 15, 2021, by and among Opco and the Opco Equity Holders.	8-K	001-39544	4.3	October 21, 2021
4.6	First Amendment to Third Amended and Restated Limited Liability Company Agreement, dated April 29, 2024, by and between the Company and Intercontinental	8-K	001-39544	4.1	April 29, 2024
4.7	Stockholders’ Agreement, dated as of November 2, 2022, by and between the Company and Seller.	8-K	001-39544	4.1	November 3, 2022
4.8	Amendment Agreement by and between Bakkt Holdings, Inc., Apex Fintech Solutions Inc. and PEAK6 Investments LLC	10-Q	001-39544	4.2	August 10, 2023
4.9	Description of Securities.	10-K	001-39544	4.6	March 31, 2022
4.10	Form of Class 1 Warrant	8-K	001-39544	4.1	March 4, 2024
4.11	Form of Class 2 Warrant	8-K	001-39544	4.2	March 4, 2024
10.1	Letter Agreement, dated September 22, 2020 (the “Insider Letter”), by and among the Company, its executive officers, its directors and the Sponsor.	8-K	001-39544	10.1	September 28, 2020
10.2	Amendment to Insider Letter, dated January 11, 2021, by and among the Company, its executive officers, its directors, the Sponsor and Opco.	8-K	001-39544	10.3	January 11, 2021
10.3	Digital Currency Trading, Clearing, and Warehouse Services Agreement, dated August 29, 2019, by and among IFUS, ICUS and Bakkt Trust, including amendments thereto.	8-K	001-39544	10.10	October 21, 2021
10.4	Cooperation Agreement, dated October 15, 2021, between the Company and ICE.	8-K	001-39544	10.6	October 21, 2021
10.5	Registration Rights Agreement, dated October 15, 2021, by and among the Company, the Opco Equity Holders and the Sponsor.	8-K	001-39544	10.1	October 21, 2021
10.6	Stockholders Agreement of the Company, dated October 15, 2021, by and among the Company, the Opco Equity Holders and the Sponsor.	8-K	001-39544	10.2	October 21, 2021
10.7	Voting Agreement, dated October 15, 2021, by and between the Company and ICE.	8-K	001-39544	10.3	October 21, 2021
10.8	Amended and Restated Exchange Agreement dated May 3, 2022 by and between Bakkt Holdings, Inc. and the other parties named therein.	8-K	001-39544	10.1	May 4, 2022
10.9	Tax Receivable Agreement, dated October 15, 2021, by and among the Company and the other parties thereto.	8-K	001-39544	10.5	October 21, 2021
10.10+	2021 Omnibus Incentive Plan.	8-K	001-39544	10.9	October 21, 2021

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.11+	Amendment No.1 to Bakkt Holdings, Inc. 2021 Omnibus Incentive Plan	10-K	001-39544	10.11	March 25, 2024
10.12+	Amendment No.2 to Bakkt Holdings, Inc. 2021 Omnibus Incentive Plan	S-8	333-280724	4.6	July 9, 2024
10.13+	Form of Director Restricted Stock Unit Agreement under the Bakkt Holdings, Inc. 2021 Omnibus Incentive Plan.	10-K	001-39544	10.11	March 31, 2022
10.14+	Form of Executive Officer Restricted Stock Unit Agreement under the Bakkt Holdings, Inc. 2021 Omnibus Incentive Plan.	10-K	001-39544	10.12	March 31, 2022
10.15+	Form of Performance Unit Agreement under the Bakkt Holdings, Inc. 2021 Omnibus Incentive Plan.	10-Q	001-39544	10.1	May 11, 2023
10.16+	Form of Director and Executive Officer Indemnification Agreement.	8-K	001-39544	10.7	October 21, 2021
10.17*	Transition Services Agreement, dated as of November 10, 2021, by and between Opco and ICE.	8-K	001-39544	10.1	November 12, 2021
10.18+	Employment Agreement, dated January 9, 2021, by and among Gavin Michael, Opco, and the Company.	8-K	001-39544	10.12	October 21, 2021
10.19+	Release Agreement, dated March 18, 2024, by and between Bakkt Holdings, Inc. and Gavin Michael	8-K	001-39544	10.2*	March 19, 2024
10.20+	Employment Agreement, dated March 18, 2024, by and between Bakkt Holdings, Inc. and Andrew Main	8-K	001-39544	10.1	March 19, 2024
10.21+	Employment Agreement, dated August 10, 2021, by and among Marc D’Annunzio, Opco, and the Company.	10-K	001-39544	10.18	March 31, 2022
10.22	Amendment No. 4 to Digital Currency Trading, Clearing, and Warehouse Services Agreement, dated as of July 21, 2022, by and among ICE Futures U.S., Inc., ICE Clear US, Inc. and Bakkt Trust Company LLC.	8-K	001-39544	10.1	July 25, 2022
10.23+	Form of Restricted Stock Unit Award Agreement	8-K	001-39544	10.1	September 12, 2022
10.24+	Form of Performance-Based Restricted Stock Unit Award Agreement	8-K	001-39544	10.2	September 12, 2022
10.25	Bakkt Holdings, Inc. Outside Director Compensation Program	10-Q	001-39544	10.2	August 11, 2022
10.26+	Employment Agreement, dated October 12, 2022, by and between Karen Alexander and the Company	8-K	001-39544	10.1	October 13, 2022
10.27	Registration Rights Agreement, dated as of April 1, 2023, by and between The Company and Apex Fintech Solutions Inc.	8-K	001-39544	4.1	April 3, 2023
10.28	Revolving Credit Agreement, dated as of August 12, 2024, by and among the Company, Opco, as borrower, certain subsidiaries of the Company and ICE as Lender	10-Q	001-39544	10.2	August 14, 2024
10.29	Form of Securities Purchase Agreement, dated as of February 29, 2024, by and among the Company and the purchasers signatory thereto	8-K	001-39544	10.1	March 4, 2024

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.3	Form of Securities Purchase Agreement, dated as of February 29, 2024, by and among the Company and ICE	8-K	001-39544	10.2	March 4, 2024
10.31	Form of Voting Support Agreement, dated as of February 29, 2024, by and between the Company and ICE	8-K	001-39544	10.3	March 4, 2024
10.32	Cooperation Agreement, dated as of March 19, 2025, by and among the Company, Distributed Technologies Research Global Ltd, and Akshay Naheta					X
10.33+	Executive Employment Agreement, dated as of March 19, 2025, by and between the Company and Akshay Naheta					X
10.34+	Employment Agreement Amendment, dated March 19, 2025, by and between Bakkt Holdings, Inc. and Andrew Main					X
19.1	Insider Trading Policy					X
21.1	List of subsidiaries of the registrant.					X
23.1	Consent of KPMG LLP, independent registered public accounting firm of the Company.					X
23.2	Consent of Ernst & Young LLP, independent registered public accounting firm of the Company.					X
24.1	Powers of Attorney (included on the signature page of this Annual Report on Form 10-K).					X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97	Clawback Policy	10-K	001-39544	97	March 25, 2024
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

Date:	March 19, 2025	BAKKT HOLDINGS, INC.

		By:	/s/ Andrew Main
Andrew Main
Chief Executive Officer and President
(Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Andrew Main, Marc D’Annunzio and Karen Alexander, and each one of them, as their true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrew Main	Chief Executive Officer, President and Director (Principal Executive Officer)	3/19/2025
Andrew Main

/s/ Karen Alexander	Chief Financial Officer (Principal Financial Officer)	3/19/2025
Karen Alexander

/s/ Joseph Henderson	Chief Accounting Officer (Principal Accounting Officer)	3/19/2025
Joseph Henderson

/s/ David C. Clifton	Director	3/19/2025
David C. Clifton

/s/ Sean Collins	Director	3/19/2025
Sean Collins

/s/ Michelle J. Goldberg	Director	3/19/2025
Michelle J. Goldberg

/s/ Colleen Brown	Director	3/19/2025
Colleen Brown

/s/ Gordon Watson	Director	3/19/2025
Gordon Watson

/s/ De’Ana Dow	Director	3/19/2025
De’Ana Dow

/s/ Jill Simeone	Director	3/19/2025
Jill Simeone