Form 10-Q
period 2025-03-31
Bakkt Holdings, Inc.
filed 2025-05-12
CIK 1820302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of May 9, 2025, there were 6,734,323 shares of the registrant’s Class A Common Stock, 7,177,076 shares of Class V Common Stock, and 7,140,383 public warrants issued and outstanding.

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
•the expected impact to our business of establishing a commercial partnership with DTR (as defined below) and offering stablecoin-based digital payments and working with DTR under the Cooperation Agreement (as defined below);
•the expected impact to our business of entering into a commercial agreement with DTR, including whether such agreement or the related integration will be executed on terms favorable to us, if at all, or be completed on the expected timeline;
•the expected disposition of Bakkt Trust (as defined below) and continued strategic evaluation of our loyalty business; and
•    expansion plans and opportunities.
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
•changes in our business strategy;
•changes in the markets in which we compete and our ability to adapt to those changes, including with respect to our competitive landscape, technology evolution or changes in applicable laws or regulations;

•changes in the markets that we target;
•volatility and disruptions in the crypto market that subject us to additional risks, including the risk that banks may not provide banking services to us and market sentiment regarding cryptocurrencies;
•any negative publicity regarding stablecoins or the broader digital asset industry may have an outsized negative effect on customer confidence;
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
•our ability to establish a commercial partnership with DTR, integrate our platform with DTR’s platform and realize the benefits under the Cooperation Agreement or to consummate a transaction with DTR on the expected timeline, or be on acceptable terms or at all;
•our ability to launch new services and products or to profitably expand into new markets and services,and our ability to continue offering existing services or products;
•our ability to execute our growth strategies, including identifying and executing acquisitions and divestitures and our initiatives to add new clients;
•our ability to maintain and grow our existing customer relationships;
•our ability to reach definitive agreements with our expected commercial counterparties;
•our ability to achieve the expected benefits from the expected disposition of Bakkt Trust [and the possible disposition or winddown of] our loyalty business;
•our ability to reduce cash expenses and align headcount and employee-related costs with our budget priorities;
•our ability to attract, develop, and maintain management and other key personnel;
•our ability to comply with extensive government regulations, oversight, licensure and appraisals;
•the uncertain and highly evolving regulatory regime governing blockchain technologies and crypto;
•the regulatory environment to which we are subject gives rise to various licensing requirements, significant compliance costs and other restrictions, and noncompliance could result in a range of penalties, including fines, compliance costs, operational restrictions, reputational damage, and loss of licenses;
•our ability to establish and maintain effective internal controls and procedures;
•our exposure to any liability, protracted and costly litigation, settlement expenses or reputational damage relating to legal proceedings or our data security;
•the impact of any goodwill or other intangible asset impairments on our operating results;
•our ability to maintain the listing of our securities on the New York Stock Exchange (“NYSE”); and
•other risks and uncertainties indicated in this Report, including those set forth under “Risk Factors.”

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements.

Bakkt Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	As of March 31, 2025 (Unaudited)	As of December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$23,010	$39,049
Restricted cash	19,754	24,889
Customer funds	12,003	88,566
Accounts receivable, net	28,691	24,648
Prepaid insurance	2,538	3,972
Assets of businesses held for sale	3,513	—
Other current assets	2,998	2,721
Total current assets	92,507	183,845
Property, equipment and software, net	1,974	2,064
Goodwill	68,001	68,001
Intangible assets	2,900	2,900
Other assets	10,964	12,567
Total assets	$176,346	$269,377
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$37,525	$39,911
Customer funds payable	12,003	88,566
Deferred revenue, current	1,517	1,605
Due to related party	2,210	2,360
Liabilities of businesses held for sale	56	—
Other current liabilities	5,116	5,277
Total current liabilities	58,427	137,719
Deferred revenue, noncurrent	2,348	2,621
Warrant liability	14,675	46,923
Other noncurrent liabilities	19,337	19,261
Total liabilities	94,787	206,524
Commitments and contingencies (Note 13)
Class A Common Stock ($0.0001 par value, 30,000,000 shares authorized, 6,656,355 shares issued and outstanding as of March 31, 2025 and 6,510,885 shares issued and outstanding as of December 31, 2024)	1	1
Class V Common Stock ($0.0001 par value, 10,000,000 shares authorized, 7,177,774 shares issued and outstanding as of March 31, 2025 and 7,178,303 shares issued and outstanding as of December 31, 2024)	1	1
Additional paid-in capital	835,134	832,693
Accumulated other comprehensive loss	(827)	(841)
Accumulated deficit	(790,250)	(797,960)
Total stockholders’ equity	44,059	33,894
Noncontrolling interest	37,500	28,959
Total equity	81,559	62,853
Total liabilities and stockholders’ equity	$176,346	$269,377

The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Revenues:
Crypto services	$1,065,756	$841,340
Loyalty services, net	9,154	13,242
Total revenues	1,074,910	854,582
Operating expenses:
Crypto costs	1,054,635	831,972
Execution, clearing and brokerage fees	7,693	5,630
Compensation and benefits	17,819	24,531
Professional services	5,192	3,635
Technology and communication	3,568	5,922
Selling, general and administrative	3,829	7,811
Depreciation and amortization	220	57
Impairment of long-lived assets	—	288
Restructuring expenses	228	6,140
Other operating expenses	246	433
Total operating expenses	1,093,430	886,419
Operating loss	(18,520)	(31,837)
Interest income, net	622	956
Gain from change in fair value of warrant liability	32,247	9,046
Other income, net	1,939	716
Income (loss) before income taxes	16,288	(21,119)
Income tax expense	(49)	(156)
Net income (loss)	16,239	(21,275)
Less: Net income (loss) attributable to noncontrolling interest	8,529	(13,110)
Net income (loss) attributable to Bakkt Holdings, Inc.	$7,710	$(8,165)

Net earnings (loss) per share attributable to Class A Common Stockholders:
Basic	$1.18	$(1.86)
Diluted	$1.13	$(1.86)
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(Unaudited)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net income (loss)	$16,239	$(21,275)
Currency translation adjustment, net of tax	29	(421)
Unrealized loss on available-for-sale securities, net of tax	—	(158)
Comprehensive income (loss)	$16,268	$(21,854)
Comprehensive income (loss) attributable to noncontrolling interest	8,544	(13,469)
Comprehensive income (loss) attributable to Bakkt Holdings, Inc.	$7,724	$(8,385)
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data)
(Unaudited)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	$	Shares	$
Balance as of December 31, 2024	6,510,885	$1	7,178,303	$1	$832,693	$(797,960)	$(841)	$33,894	$28,959	$62,853
Share-based compensation	—	—	—	—	3,343	—	—	3,343	—	3,343
Shares issued upon vesting of share-based awards, net of tax withholding	144,937	—	—	—	(906)	—	—	(906)	—	(906)
Exercise of Warrants	4	—	—	—	1	—	—	1	—	1
Exchange of Class V shares for Class A shares	529	—	(529)	—	3	—	—	3	(3)	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	14	14	15	29
Net income	—	—	—	—	—	7,710	—	7,710	8,529	16,239
Balance as of March 31, 2025	6,656,355	$1	7,177,774	$1	$835,134	$(790,250)	$(827)	$44,059	$37,500	$81,559

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	$	Shares	$
Balance as of December 31, 2023	3,793,837	$—	7,200,064	$1	$799,683	$(751,301)	$(101)	$48,282	$87,432	$135,714
Share-based compensation	—	—	—	—	8,013	—	—	8,013	—	8,013
Shares issued upon vesting of share-based awards, net of tax withholding	118,593	—	—	—	(2,259)	—	—	(2,259)	—	(2,259)
Equity offerings, net of issuance costs	1,955,924	1	—	—	11,268	—	—	11,269	—	11,269
Exchange of Class V shares for Class A shares	4,725	—	(4,725)	—	63	—	—	63	(63)	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	(160)	(160)	(261)	(421)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(60)	(60)	(98)	(158)
Net loss	—	—	—	—	—	(8,165)	—	(8,165)	(13,110)	(21,275)
Balance as of March 31, 2024	5,873,079	$1	7,195,339	$1	$816,768	$(759,466)	$(321)	$56,983	$73,900	$130,883

The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Cash flows from operating activities:
Net income (loss)	$16,239	$(21,275)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	220	57
Non-cash lease expense	266	622
Share-based compensation expense	3,343	8,013
Forfeiture and cancellation of common units	—	288
Gain on lease assignment	(1,755)	—
Gain from change in fair value of warrant liability	(32,247)	(9,046)
Changes in operating assets and liabilities:
Accounts receivable	(3,593)	(6,288)
Prepaid insurance	1,435	3,876
Accounts payable and accrued liabilities	(1,810)	10,865
Due to related party	(150)	(720)
Deferred revenue	(362)	(1,327)
Operating lease liabilities	(1,803)	(957)
Customer funds payable	(76,563)	55,240
Assets and liabilities of businesses held for sale	(3,457)	—
Other assets and liabilities	(1,044)	(995)
Net cash (used in) provided by operating activities	(101,281)	38,353
Cash flows from investing activities:
Capitalized internal-use software development costs and other capital expenditures	(130)	(1,771)
Purchase of available-for-sale securities	—	(17,996)
Proceeds from the settlement of available-for-sale securities	—	17,463
Net cash used in investing activities	(130)	(2,304)
Cash flows from financing activities:
Proceeds from Concurrent Offerings, net of issuance costs	—	38,964
Proceeds from the exercise of warrants	1	—
Withholding tax payments on net share settlements on equity awards	(906)	(2,259)
Proceeds from borrowings on revolving credit facility	5,000	—
Net cash provided by financing activities	4,095	36,705
Effect of exchange rate changes	29	(421)
Net (decrease) increase in cash, cash equivalents, restricted cash, customer funds and deposits	(97,287)	72,333
Cash, cash equivalents, restricted cash, customer funds and deposits at the beginning of the period	153,746	118,498
Cash, cash equivalents, restricted cash, customer funds and deposits at the end of the period	$56,459	$190,831
Supplemental disclosure of non-cash investing and financing activity:
Capitalized internal-use software development costs and other capital expenditures included in accounts payable and accrued liabilities	$—	$455
Reconciliation of cash, cash equivalents, restricted cash, customer funds and deposits to consolidated balance sheets:
Cash and cash equivalents	$23,010	$56,600
Restricted cash	19,754	44,008
Customer funds	12,003	88,165
Deposits (Note 6)	1,692	2,058
Total cash, cash equivalents, restricted cash and customer funds	$56,459	$190,831

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
In connection with the VIH Business Combination, a portion of VIH shares were exchanged for cash for shareholders who elected to execute their redemption right. The remaining VIH shares were exchanged for newly issued shares of our Class A Common Stock (as defined below). Additionally, all outstanding membership interests and rights to acquire membership interests in Opco were exchanged for Opco Common Units and an equal number of newly issued shares of our Class V Common Stock (as defined below). The existing owners of Opco other than Bakkt are considered noncontrolling interests in the accompanying consolidated financial statements.
On April 1, 2023 we completed the acquisition of 100% of the ownership interests of Apex Crypto LLC ("Apex Crypto") and subsequently changed the name of Apex to Bakkt Crypto Solutions, LLC ("Bakkt Crypto Solutions"), effective June 12, 2023. On March 20, 2024, Bakkt Crypto Solutions merged with and into Bakkt Marketplace, LLC ("Bakkt Marketplace"), with Bakkt Marketplace as the surviving entity in the merger. Bakkt Marketplace was then renamed to Bakkt Crypto Solutions, LLC ("Bakkt Crypto").
Description of Business
We provide, or are working to provide, simplified solutions focused in the following areas:
Crypto
Trading. Our platform provides customers with the ability to buy, sell and store crypto via application programming interfaces or embedded web experience. We enable clients in various industries to provide their customers with the ability to transact in crypto directly in their trusted environments. As of March 31, 2025, we currently facilitate transactions in the crypto assets listed in the table below.

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

•Custody. Prior to November 2024, we offered an institutional-grade qualified custody solution through our subsidiary, Bakkt Trust Company LLC (“Bakkt Trust”), a limited purpose trust company that is supervised by the New York State Department of Financial Services (“NYDFS”) and governed by an independent Board of Managers. In November 2024, we amended Bakkt Trust’s supervisory agreement with NYDFS; this amendment provides for lower capital requirements for Bakkt Trust in exchange for its suspension of all customer activities. In March 2025, we reached a definitive agreement to sell Bakkt Trust to Intercontinental Exchange, Inc. In connection with the acquisition of Apex Crypto, we acquired third-party custodial relationships with BitGo and Coinbase Custody, which are currently used by Bakkt Crypto for custody and coin transfers, where applicable. In addition, Bakkt Crypto also self-custodies select coins to facilitate consumer withdrawals.
Bakkt Crypto holds a New York State virtual currency license (commonly referred to as a "BitLicense"), and money transmitter licenses from all states throughout the U.S. where such licenses are required for the operation of its business and is registered as a money services business with the Financial Crimes Enforcement Network of the United States Department of the Treasury.

As of March 31, 2025, we offer crypto services in the U.S., Latin America, Europe, and Asia.
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
2.Summary of Significant Accounting Policies
Our accounting policies are as set forth in the notes to our Annual Report on Form 10-K for the year ended December 31, 2024 (our "Form 10-K").
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
In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or for any other future annual or interim period. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes thereto included in our Form 10-K.
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
Assets Held for Sale
The Company classifies long-lived assets or disposal groups as held for sale in accordance with ASC 360, Property, Plant, and Equipment, in the period the criteria for held for sale classification are met. Upon classification as held for sale, the assets are recorded at the lower of their carrying amount or fair value less estimated costs to sell and are no longer depreciated. During the three months ended March 31, 2025, the Company determined that Bakkt Trust met the criteria to be classified as a business held for sale. The sale does not constitute a strategic shift of the Company’s operations and does not, and will not, have material effects on the Company’s operations and financial results. Therefore, the transaction does not meet the criteria for reporting as a discontinued operation. Refer to Note 7 for additional details related to held for sale classification of Bakkt Trust.
Change in Accounting Principle
Safeguarding Obligation for Crypto
On January 23, 2025, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 122 (“SAB 122”), which was officially entered into the federal register January 30, 2025. SAB 122 rescinds the previously issued SEC staff interpretative guidance in SAB No. 121 related to accounting for obligations to safeguard crypto assets that an entity holds for its platform users. SAB 122 indicates that an entity that has an obligation to safeguard crypto assets for others should determine whether it should recognize a liability for a risk of loss for such obligation and should recognize and measure any such liability in accordance with Accounting Standards Codification (“ASC”) 450-20, Loss Contingencies. The Company elected to adopt SAB 122 as of December 31, 2024, on a retrospective basis in accordance with SAB 122. As a result of the adoption of SAB 122, the Company derecognized the Safeguarding obligation for crypto and Safeguarding asset for crypto previously recognized in the consolidated financial statements. In accordance with U.S. GAAP, the periods presented have been retrospectively adjusted to reflect this change, with no impact on revenues, operating loss, net income (loss), net income (loss) per share, or any components of equity or net assets.
Segments
We have one operating and reportable segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), who is Andrew Main, one of our Co-Chief Executive Officers, in deciding how to allocate resources and assessing performance.
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
Evaluation in conjunction with the issuance of the March 31, 2025 unaudited consolidated financial statements
Since inception, the Company has consumed cash in excess of cash inflows from operations and fundraising. The Company’s accumulated deficit totaled $790.2 million as of March 31, 2025. Due to ongoing losses, the Company has been working to optimize capital allocation and reduce cash expenses since the fourth quarter of 2022. On March 14, 2025, Webull Pay LLC ("Webull"), the Company's largest Crypto client, notified Bakkt that it will not renew its agreement when it ends on June 14, 2025. Webull’s decision not to renew its agreement with Bakkt will materially reduce the Company's Crypto services revenue. Following the notice from Webull, the Company executed further cost reduction measures, including personnel reductions, a hiring freeze, and is making changes to its agreements with vendors, and additional discretionary spending cuts to preserve and extend cash to fund operations.
Significantly expanding Bakkt's revenue base is critical to the Company’s strategic plan to be able to generate a sustainable operating profit. There is significant uncertainty associated with Bakkt's projected cash flows in the Company's going concern analysis primarily related to the revenue growth rates for its expansion to new products, as well as the growth of its revenue base, given the uncertain and rapidly evolving environment associated with crypto assets. In forecasting the Company's expectation of cash needs for the initial going concern evaluation, the Crypto services revenue growth projections exclude activation of new clients or products currently not live on Bakkt's platform as of the date of release of these consolidated financial statements.
Historically, the Company’s sources of liquidity included cash and cash equivalents, available-for-sale securities and equity offerings. As discussed, in Note 7, on August 12, 2024, the Company secured a $40.0 million revolving credit facility with Intercontinental Exchange Holdings, Inc. ("ICE"), a major shareholder, that matures on December 31, 2026 (the “ICE Credit Facility”). On March 27, 2025, the Company drew $5.0 million under the ICE Credit Facility. Management believes that the Company's cash and cash equivalents and access to the ICE Credit Facility will be sufficient to fund Bakkt's operations for 12 months from the date of these financial statements are issued.
Recently Adopted Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280, Segment Reporting on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. The adoption of this ASU did not impact our consolidated financial results of operations, but it did result in enhanced segment disclosures in the notes to our consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Topic 350-60), Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which requires entities measure assets that meet the scope criteria at fair value with changes recognized in net income each reporting period. ASU 2023-08 also requires enhanced disclosures for interim and annual periods. The ASU is effective for fiscal years beginning after December 15, 2024, including interim periods within those years. Early adoption is permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
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
3.Revenue from Contracts with Customers
Disaggregation of Revenue
We disaggregate revenue by service type and by platform as follows (in thousands):

Service Type	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Transaction revenue	$1,070,707	$847,984
Subscription and service revenue	4,203	6,598
Total revenue	$1,074,910	$854,582

Platform	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Loyalty redemption platform, net	$9,154	$13,242
Crypto services	1,065,756	841,340
Total revenue	$1,074,910	$854,582
We recognized revenue from foreign jurisdictions of $0.4 million for the three months ended March 31, 2025 and $14.4 million for the three months ended March 31, 2024.
We have one reportable segment to which our revenues relate.
Deferred Revenue
Contract liabilities consist of deferred revenue for amounts invoiced prior to us meeting the criteria for revenue recognition. We invoice customers for service fees at the beginning of service performance, and such fees are recognized as revenue over time as we satisfy performance obligations. Contract liabilities are classified as “Deferred revenue, current” and “Deferred revenue, noncurrent” in our consolidated balance sheets. The activity in deferred revenue for the three months ended March 31, 2025 and March 31, 2024, respectively, was as follows (in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Beginning of the period contract liability	$4,226	$7,480
Revenue recognized from contract liabilities included in the beginning balance	(485)	(1,497)
Increases due to cash received, net of amounts recognized in revenue during the period	124	170
End of the period contract liability	$3,865	$6,153
Remaining Performance Obligations
As of March 31, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations related to partially completed contracts was $9.3 million, comprised of $5.4 million of subscription fees and $3.9 million of service fees that were deferred. We recognize our subscription fees as revenue over a weighted-average period of 16 months (ranges from 3 months to 18 months) and our service fees as revenue over approximately 15 months.
As of March 31, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations related to partially completed contracts was $18.0 million, comprised of $11.8 million of subscription fees and $6.2 million of service fees that were deferred. We recognize our subscription fees as revenue over a weighted-average period of 23 months (ranges from 1 month to 30 months) and our service fees as revenue over approximately 17 months.
Contract Costs
For the three months ended March 31, 2025 and March 31, 2024, we incurred no incremental costs to obtain and/or fulfill contracts with customers.
4.Goodwill and Intangible Assets, Net
Changes in goodwill consisted of the following (in thousands):

Net Carrying Amount
Balance as of December 31, 2024	$68,001
Balance as of March 31, 2025	$68,001
On March 14, 2025, the Company's largest crypto client, Webull, notified the Company that it would not be renewing its agreement with Bakkt when the current term of the agreement ends on June 14, 2025. Due to the significance of Webull to the Company's historical Crypto services revenue, Bakkt management determined that the non-renewal notification was a triggering event indicating a potential impairment of the Company's goodwill during the three months ended March 31, 2025. Bakkt management elected to bypass performing a qualitative assessment and proceeded directly to a quantitative impairment assessment.
The Company retained a third-party valuation firm to estimate the fair value of its indefinite lived intangible asset (the “Tradename”) and single reporting unit.
Goodwill impairment is measured as the excess of a reporting unit's carrying amount over its estimated fair value, not to exceed the carrying amount of goodwill for that reporting unit. For the quantitative goodwill impairment analysis, the Company compared the estimated fair value of its reporting unit to the carrying amount. The estimated fair value of the reporting unit was derived using a market approach and an income approach, with equal weighting given to both approaches. A discounted cash flow (“DCF”) model was used for the income approach. The DCF model reflected the Company’s assumptions regarding revenue growth rates, forecast earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margins (and thus operating expenses), capital expenditures, discount rates (including the company-specific risk premium assumption), terminal period growth rates, economic and market trends, and other expectations about the anticipated operating results of its reporting unit. Management estimates of future performance and metrics of guideline public companies (“GPCs”) were used to estimate revenue growth rates, EBITDA margins, and discount rate. Market and industry reports and data were used to estimate terminal period growth rates. The base of the income approach utilized the Company’s projected cash flow estimates, which are unobservable, Level 3 inputs. Unobservable inputs are used to measure fair value to the extent that relevant observable inputs are not available. The overall forecast estimate was developed using the best information available as of March 31, 2025, in consultation with a third-party valuation firm. The discount rate used is intended to be commensurate with the risks and uncertainty inherent in Bakkt’s business. The market approach valuation was derived from metrics of the GPCs, which are Level 2 inputs, and management estimates of future performance with consideration for a control premium. A significant judgment in using the market approach includes the selection of comparable GPCs with consideration of risk profiles, size, geography, and business operations.
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
The results of the Company’s quantitative impairment analyses as of March 31, 2025 indicated that there was no impairment of the Company’s Tradename or goodwill. Bakkt Management considered the existence of material nonpublic information as of March 31, 2025 in reaching this conclusion (Level 3 inputs). In the event the financial performance of the reporting unit does not meet management’s expectations in the future, the Company experiences a prolonged macroeconomic downturn, there is a decline in the Company’s market capitalization, or there are other negative revisions to key assumptions used in the DCF or Market Approach used to value the Tradename and reporting unit, the Company may be required to perform additional impairment analyses with respect to the reporting unit and Tradename and could be required to recognize impairment charges.
During the three months ended March 31, 2024, management identified a triggering event related to the significant decline in the Company's stock price, indicating a potential impairment of the Company's goodwill. Management determined no goodwill impairment charge was required based on a comparison of the Company's market capitalization against the carrying value of its equity.
Intangible assets consisted of the following (in thousands):

	March 31, 2025
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks / trade names	Indefinite	$2,900	$—	$2,900
Total		$2,900	$—	$2,900

	December 31, 2024
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks / trade names	Indefinite	2,900	—	2,900
Total		$2,900	$—	$2,900
We did not record any amortization of intangible assets for the three months ended March 31, 2025 or March 31, 2024 as our finite-lived intangible assets have been fully impaired.

Estimated future amortization for definite-lived intangible assets as of March 31, 2025 was zero as our finite-lived intangible assets had been fully impaired.
5.Consolidated Balance Sheet Components
Accounts Receivable, Net
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Trade accounts receivable	$18,874	$11,768
Receivables from customers, clients and liquidity partners	5,222	5,833
Unbilled receivables	1,391	2,296
Deposits	1,692	1,242
Other receivables	2,514	4,527
Total accounts receivable	29,693	25,666
Less: Allowance for doubtful accounts	(1,002)	(1,018)
Total	$28,691	$24,648
Deposits includes cash, as noted on the consolidated statements of cash flows, at clearing agencies used to settle customer transactions. Amounts payable and receivable to our liquidity providers are reported net by counterparty when the right of offset exists.

Other Current Assets
Other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid expenses	$2,846	$2,569
Other	152	152
Total	$2,998	$2,721
Property, Equipment and Software, Net
Property, equipment and software, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Internal-use software	$2,042	$1,917
Other computer and network equipment	872	867
Leasehold improvements	276	276
Property, equipment and software, gross	3,190	3,060
Less: accumulated amortization and depreciation	(1,216)	(996)
Total	$1,974	$2,064
For the three months ended March 31, 2025, depreciation and amortization expense related to property, equipment and software amounted to $0.2 million, of which $0.2 million related to amortization expense of capitalized internal-use software placed in service.
18

For the three months ended March 31, 2024, depreciation and amortization expense related to property, equipment and software amounted to $0.1 million, of which $0.1 million related to amortization expense of capitalized internal-use software placed in service.
Other Assets
Other assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Operating lease right-of-use assets	$7,368	$9,735
Other	3,596	2,832
Total	$10,964	$12,567
The Company accounts for crypto it owns as indefinite-lived intangible assets and initially measures such crypto assets at cost (under a first-in, first-out basis). These assets are not amortized, but are measured at fair value each reporting period with changes recognized in net income (loss). Bakkt generally holds a nominal amount of each crypto asset it supports on its platform to facilitate trades and settlements, if necessary. The crypto assets are reported in "Other assets" on the consolidated balance sheets and fair value changes are recognized in "other income, net" on the consolidated statements of operations. The Company's owned crypto assets are typically liquidated on a daily basis during the fulfillment of customer orders and settlement with liquidity providers. Fair value changes were not material for the three months ended March 31, 2025. Bakkt's owned crypto assets were not material as of March 31, 2025 and December 31, 2024. We classify cash flows from crypto within cash flows from operating activities.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accounts payable	$7,204	$6,460
Payables to clients and customers	3,090	6,322
Accrued expenses	16,194	14,603
Purchasing card payable	5,185	4,475
Salaries and benefits payable	1,923	1,252
Loyalty revenue share liability	2,683	4,261
Other	1,246	2,538
Total	$37,525	$39,911
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Current maturities of operating lease liability	3,556	4,279
Other	1,560	998
Total	$5,116	$5,277
19

Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Operating lease liability, noncurrent	14,326	19,261
Note payable due to related party	5,011	—
Total	$19,337	$19,261

6.Tax Receivable Agreement
On October 15, 2021, we entered into a Tax Receivable Agreement (the "TRA") with certain Opco equity holders. Each Opco common unit, when coupled with one share of our Class V Common Stock is referred to as a “Paired Interest.” Pursuant to the TRA, among other things, holders of Opco Common Units may, subject to certain conditions exchange such Paired Interests for Class A Common Stock on a one-for-one basis, subject to the terms of the Amended and Restated Exchange Agreement, dated as of May 3, 2022 (the "Exchange Agreement") including our right to elect to deliver cash in lieu of Class A Common Stock and, in certain cases, adjustments as set forth therein. Opco will have in effect an election under Section 754 of the Internal Revenue Code for each taxable year in which an exchange of Opco Common Units for Class A Common Stock (or cash) occurs.
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
The TRA provides for the payment by us to exchanging holders of Opco Common Units of 85% of certain net income tax benefits, if any, that we realize (or in certain cases are deemed to realize) as a result of these increases in tax basis related to entering into the TRA, including tax benefits attributable to payments under the TRA. This payment obligation is an obligation of the Company and not of Opco. For purposes of the TRA, the cash tax savings in income tax will be computed by comparing our actual income tax liability (calculated with certain assumptions) to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the assets of Opco as a result of Opco having an election in effect under Section 754 of the Code for each taxable year in which an exchange of Opco Common Units for Class A Common Stock occurs and had we not entered into the TRA. Such change will be calculated under the TRA without regard to any transfers of Opco Common Units or distributions with respect to such Opco Common Units before the exchange under the Exchange Agreement to which Section 743(b) or 734(b) of the Code applies. As of March 31, 2025, 1,060,377 Opco Common Units had been exchanged for Class A Common Stock. Based on the Company's history of taxable losses, the Company has concluded that it is not probable to expect cash tax payments in the foreseeable future and as such, no value has been recorded under the TRA. Refer to Note 13 regarding the contingency related to the TRA.
7.Related Parties
Sale of Bakkt Trust
On March 17, 2025, Bakkt entered into an agreement with ICE whereby ICE agreed to purchase all of the outstanding equity interests of Bakkt Trust for a cash payment of $1.5 million plus the assumption of Bakkt Trust’s regulatory capital requirement, which was approximately $3.0 million as of signing, and certain operating costs of Bakkt Trust during the period between the signing of the purchase agreement and the closing of the transaction (subject to such closing). The closing of this transaction is subject to regulatory approval and other customary conditions. The assets and
20

liabilities of Bakkt Trust are recorded as held for sale and reported separately on the face of the consolidated balance sheet as of March 31, 2025. Current assets of businesses held for sale of $3.5 million consists of $3.0 million in restricted cash related to regulatory capital requirements, and $0.5 million in prepaid expenses, primarily technology platform fees. Current liabilities of businesses held for sale of $0.1 million consist of outstanding invoices for professional services. Bakkt management expects to close the sale of Bakkt Trust to ICE in the second quarter of 2025.
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
21

On March 27, 2025, the Company drew down $5.0 million under ICE Credit Facility. As of March 31, 2025, approximately $5.0 million of borrowings were outstanding under the ICE Credit Facility. Maturities of borrowings outstanding under the ICE Credit Facility as of March 31, 2025 are expected to be as follows (in thousands):

Maturity Year	Principal Repayments	Interest Payments	Total Payments
Remainder of 2025	$—	$—	$—
2026	5,000	11	5,011
Thereafter	—	—	—
Total	$5,000	$11	$5,011
The Company recognized interest expense of less than $0.1 million for the three months ended March 31, 2025. No interest costs were incurred related to the ICE Credit Facility for the three months March 31, 2024 since the ICE Credit Facility was not in place as of March 31, 2024. The effective interest rate on the ICE Credit Facility as of March 31, 2025 was 16.3%.
ICE Management and Technical Support
Upon consummation of the VIH Business Combination, the Company entered into a Transition Services Agreement with ICE (the “ICE TSA”), pursuant to which ICE provided insurance, digital warehouse, data center, technical support, and other transition-related services in exchange for quarterly service fees payable by us. The ICE TSA terminated in December 2023. Bakkt did not recognize any expense related to the ICE TSA for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025 and December 31, 2024, $2.2 million and $2.4 million was recorded as “Due to related party” in the consolidated balance sheets related to the ICE TSA, respectively.
8.Warrants
As of March 31, 2025 and December 31, 2024, there were 7,140,383 public warrants to purchase Class A Common Stock (the "Public Warrants") outstanding. The Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. Holders of The Public Warrants can exercise 25 Public Warrants to purchase one share of Class A Common Stock at an exercise price of $287.50 per share. The Public Warrants became exercisable on November 15, 2021. The Public Warrants will expire on October 15, 2026, or earlier upon redemption or liquidation. Bakkt may redeem the outstanding warrants when various conditions are met, such as specific stock prices, as detailed in the specific warrant agreements. The warrants are recorded as a liability and reflected as “Warrant liability” in the consolidated balance sheets.
During the three months ended March 31, 2025 and March 31, 2024, the Company received an immaterial amount of proceeds from the exercise of the Public Warrants. Bakkt recognized a gain from the change in fair value of the warrant liability during the three months ended March 31, 2025 of $2.6 million and a loss during the three months ended March 31, 2024 of $1.0 million.
In connection with the Concurrent Offerings (as defined below), Bakkt issued and sold to the Third-Party Purchasers (as defined below) an aggregate of 1,396,701 shares of the Company’s Class A Common Stock, including 196,701 shares of Class A Common Stock issued upon exercise of certain of the Pre-Funded Warrants (as defined below) prior to the Third-Party Closing, Class 1 Warrants (“Class 1 Warrants”) to purchase an aggregate of 922,722 shares of Class A Common Stock, Class 2 Warrants (“Class 2 Warrants”) to purchase an aggregate of 922,722 shares of Class A Common Stock and Pre-Funded Warrants (“Pre-Funded Warrants”) to purchase an aggregate of 448,742 shares of Class A Common Stock.
22

Concurrently, under the terms of the ICE Offering (as defined below) the Company entered into a securities purchase agreement (the “ICE Purchase Agreement” and, together with the Third-Party Purchase Agreement, the “Purchase Agreements”) with ICE, pursuant to which Bakkt issued and sold to ICE an aggregate of 461,361 shares of Class A Common Stock, Class 1 Warrants to purchase an aggregate of 230,680 shares of Class A Common Stock, and Class 2 Warrants to purchase an aggregate of 230,680 shares of Class A Common Stock. The consummation of the transactions contemplated by the ICE Purchase Agreement occurred on March 4, 2024 and April 25, 2024.
The Class 1 and Class 2 Warrants each have an exercise price of $25.50 and have a five-and-a-half year term. The Class 1 and Class 2 Warrants may each be exercised at any time after the 6 month anniversary of the relevant closing. The Class 2 warrant agreement contains an alternative exercise clause that entitles the holder to exchange two warrants for a share of stock if certain conditions are met. The Class 1 and Class 2 Warrants issued in the Concurrent Offerings are initially recorded as a liability at fair value and reflected as “Warrant liability” in the consolidated balance sheets.
The Class 1 Warrants and Class 2 Warrants issued on April 25, 2024 were valued at $2.6 million using the Black-Scholes-Merton model for Class 1 Warrants and a binomial lattice model for the Class 2 Warrants. Prior to the second quarter of 2024, the Company used a Monte Carlo simulation to measure the fair value of the Class 2 Warrants. During the second quarter of 2024, management adopted a binomial lattice model as the valuation technique as management believes it provides a more accurate and relevant measure of the fair value of the Class 2 Warrants. The Class 1 Warrants and Class 2 Warrants issued on March 4, 2024 were valued at $27.7 million using the Black-Scholes-Merton model for Class 1 Warrants and a Monte Carlo simulation for the Class 2 Warrants.
As of March 31, 2025, Class 1 Warrants and Class 2 Warrants exercisable for 2,017,850 shares of Class A Common Stock remain outstanding. During the three months ended March 31, 2024, holders exercised all of the Pre-Funded Warrants. The proceeds received from the exercise of Pre-Funded Warrants were immaterial. Bakkt recognized a gain from the change in fair value of the warrant liability associated with the Class 1 and Class 2 Warrants during the three months ended March 31, 2025 and March 31, 2024 of $29.7 million and $7.6 million, respectively.
9.Stockholders’ Equity
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
Preferred Stock
We are authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The holders of a series of preferred stock shall be entitled only to such voting rights as shall expressly be granted thereto by the Certificate of Incorporation (including any certificate of designation relating to such series of preferred stock). As of March 31, 2025, no shares of preferred stock have been issued.
23

Common Stock
Class A Common Stock
We are authorized to issue 30,000,000 shares with a par value of $0.0001 per share. Each holder of record of Class A Common Stock is entitled to one vote for each share of Class A Common Stock held on all matters on which stockholders generally or holders of Class A Common Stock as a separate class are entitled to vote, including the election or removal of directors (whether voting separately as a class or together with one or more classes of our capital stock) provided that by agreement with ICE, any shares owned by ICE that exceeds 30.0% will be neutral shares with respect to voting rights, voted in proportion to all other votes cast (“for”, “against” or “abstain”) at a meeting of stockholders other than by ICE. As of March 31, 2025 and December 31, 2024, there were 6,656,355 and 6,510,885 shares of Class A Common Stock issued and outstanding, respectively.
Dividends
Subject to preferences that may be applicable to any outstanding preferred stock, the holders of shares of Class A Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board out of funds legally available therefor. As of March 31, 2025, no dividends have been declared.
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
Class V Common Stock
We are authorized to issue 10,000,000 shares with par value $0.0001 per share. These shares have no economic value but entitle the holder to one vote per share. Paired Interests may be exchanged for one share of our Class A Common Stock or a cash amount in accordance with Opco's Third Amended and Restated Limited Liability Company Agreement (the "LLC Agreement") and the Exchange Agreement. Holders of Paired Interests became eligible on April 16, 2022 under the Exchange Agreement to exchange their Paired Interests for Class A Common Stock, or, at our election, cash in lieu thereof. During the three months ended March 31, 2025, holders of Paired Interests exchanged 529 Paired Interests for our Class A Common Stock, respectively, and we did not elect to settle any such exchanges in cash. As of March 31, 2025 and December 31, 2024, there were 7,177,774 and 7,178,303 shares of Class V Common Stock issued and outstanding, respectively.
Dividends
Dividends will not be declared or paid on the Class V Common Stock.
Liquidation
In the event of any voluntary or involuntary liquidation, dissolution or winding up of our affairs, the holders of Class V Common Stock shall not be entitled to receive any of our assets.
Restrictions
In the event that any outstanding share of Class V Common Stock ceases to be held directly or indirectly by a holder of Opco Common Units, such share will automatically be transferred to us and cancelled for no consideration. We
24

will not issue additional shares of Class V Common Stock, other than in connection with the valid issuance or transfer of Opco Common Units in accordance with (the “LLC Agreement”).
Noncontrolling Interest
The following table summarizes the ownership interest in Opco as of March 31, 2025 and December 31, 2024.

	March 31, 2025		December 31, 2024
	Opco Common Units	Ownership %	Opco Common Units	Ownership %
Opco common units held by Bakkt Holdings, Inc.	6,656,355	48%	6,510,885	48%
Opco common units held by noncontrolling interest holders	7,177,774	52%	7,178,303	52%
Total Opco common units outstanding	13,834,129	100%	13,689,188	100%
The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the noncontrolling interest holders. The noncontrolling interest holders' weighted average ownership percentage for the three months ended March 31, 2025 was 52.4%, respectively.
Members’ Equity
Prior to the VIH Business Combination, Opco had three classes of voting units – Class A, Class B and Class C voting units – and incentive units granted under the Opco Incentive Equity Plan (the “Opco Plan”).
In connection with the VIH Business Combination, the Opco equity holders converted 16,000,000 Opco Class A voting units, 7,698,138 Opco Class B voting units, and 10,810,810 Opco Class C voting units to 7,597,331 shares of Class V common stock on a pro rata basis. Additionally, Bakkt issued 698,934 shares of Class V common stock related to the outstanding Opco incentive units.
In connection with the VIH Business Combination, Class C warrants of Opco ("Class C Warrants") automatically converted into the right to purchase 31,734 Paired Interests in Opco at an exercise price of $126.00 per Paired Interest. Class C Warrants may only be exercised for a whole number of Paired Interests. Holders of Class C Warrants are entitled to purchase one Paired Interest for every 25 Class C Warrants. The Class C Warrants expired on September 23, 2024, and all Class C Warrants, vested and unvested, expired unexercised. Because Class C Warrants expired in 2024, no expenses was recorded for the three months ended March 31, 2025, and no expense was recognized for the three months ended March 31, 2024, since the service conditions were not probable of being met.
10.Share-Based and Unit-Based Compensation
2021 Incentive Plan
Bakkt's 2021 Omnibus Incentive Plan, as amended (the “2021 Incentive Plan”), became effective on the Closing Date with the approval of VIH’s shareholders and the Board. The 2021 Incentive Plan allows the Company to make equity and equity-based incentive awards to employees, non-employee directors and consultants. There were initially 1,032,677 shares of Class A Common Stock reserved for issuance under the 2021 Incentive Plan which can be granted as stock options, stock appreciation rights, restricted shares, restricted stock units ("RSUs"), performance stock units ("PSUs"), dividend equivalent rights and other share-based awards. On June 6, 2023, the Incentive Plan was amended to increase the shares reserved for issuance under the 2021 Incentive Plan by 1,063,618 shares. On May 31, 2024, the 2021 Incentive Plan was again amended to increase the shares reserved for issuance under the 2021 Incentive Plan by 938,625 shares for a new aggregate total of 3,034,920 shares. No award may vest earlier than the first anniversary of the date of grant, subject to limited exceptions.
25

Share-Based Compensation Expense
During the three months ended March 31, 2025 and March 31, 2024, the Company granted 729,849 and 482,599 RSUs, respectively, to employees and directors. No PSUs were granted during the during the three months ended March 31, 2025 and March 31, 2024.
Bakkt recorded $2.8 million and $7.7 million of share-based compensation expense related to RSUs during the three months ended March 31, 2025 and March 31, 2024, respectively. The Company recorded $0.5 million and $0.3 million of share-based compensation expense related to PSUs during the three months ended March 31, 2025 and March 31, 2024, respectively. Share-based compensation expense for both RSUs and PSUs, is included in “Compensation and benefits” in the consolidated statements of operations.
Unrecognized compensation expense as of March 31, 2025 and December 31, 2024 was $17.3 million and $12.9 million, respectively, for the RSUs and PSUs. The unrecognized compensation expense as of March 31, 2025 and December 31, 2024 will be recognized over a weighted-average period of 1.54 years and 1.36 years, respectively.
RSU and PSU Activity
The following tables summarize RSU and PSU activity under the 2021 Incentive Plan for the three months ended March 31, 2025 and March 31, 2024 (in thousands, except per unit data):

RSUs and PSUs	Number of RSUs and PSUs	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	521	1.38	$69.75
Granted	482		$11.50	$5,527
Forfeited	(77)
Vested	(233)
Outstanding as of March 31, 2024	693	1.90	$27.25

Outstanding as of December 31, 2024	1,421	1.36	$18.17
Granted	730		$10.52	$7,678
Forfeited	(21)
Vested	(242)
Outstanding as of March 31, 2025	1,888	1.54	$14.80
During the three months ended March 31, 2025 and March 31, 2024, Bakkt recorded zero and $4.9 million, respectively, of share-based compensation expense related to the accelerated vesting of awards for certain employees, primarily related to the termination of a former executive. Acceleration of share-based compensation expense related to the Company's restructuring efforts is included in “Restructuring expenses” in the consolidated statements of operations. The Company also recorded reversal of share-based compensation expense of zero and $0.1 million during the three months ended March 31, 2025 and March 31, 2024, respectively, for forfeitures related to the termination of employees. Reversal of share-based compensation expense related to the Company's restructuring efforts is included in “Restructuring expenses” in the consolidated statements of operations.
Total fair value of vested RSU and PSU awards was $2.8 million and $4.8 million for the three months ended March 31, 2025 and March 31, 2024, respectively.
The fair value of the RSUs and PSUs used in determining share-based compensation expense is based on the closing price of Bakkt's common stock on the grant date.
26

PSUs provide an opportunity for the recipient to receive a number of shares of our common stock based on various performance metrics. Upon vesting, each performance stock unit equals one share of common stock of the Company. The Company accrues compensation expense for the PSUs based on management's assessment of the probable outcome of the performance conditions. The metrics for PSUs granted during 2024 relate to the Company's performance during fiscal year 2024, as measured against objective performance goals approved by the Board. The actual number of units earned may range from 0% to 150% or 200% of the target number of units depending on the metric and depending upon achievement of the 2024 performance goals. PSUs granted in 2024 vest in two equal annual installments from 2025 to 2026. The metrics for PSUs granted during 2023 relate to Bakkt's performance during fiscal year 2023, as measured against objective performance goals approved by the Board. The actual number of units earned may range from 0% to 150% of the target number of units depending upon achievement of the 2023 performance goals. PSUs granted in 2023 vest in three equal annual installments from 2024 to 2026. The metrics for PSUs granted during 2022 relate to the Company's performance during fiscal years 2022, 2023 and 2024, as measured against objective performance goals as determined by the Board. The actual number of units earned may range from 0% to 150% of the target number of units depending upon achievement of each year’s performance goals. PSUs granted in 2022 vest in three equal annual installments, subject to a catch-up provision over the three annual performance targets.
Opco Plan
Preferred incentive units and common incentive units (collectively, “incentive units”) represent an ownership interest in Opco and are entitled to receive distributions from Opco, subject to certain vesting conditions. Opco classifies incentive units as equity awards on its consolidated balance sheets. Participation units, issued directly by Opco to Opco Plan participants, do not represent an ownership interest in Opco but rather provide Opco Plan participants the contractual right to participate in the value of Opco, if any, through either a cash payment or issuance of Class A Common Stock upon the occurrence of certain events following vesting of the participation units. Refer to Note 11 to the consolidated financial statements included in the Company's 2024 Form 10-K where the modifications to the Opco Plan are described in detail.
Upon consummation of the VIH Business Combination, the 76,475,000 outstanding preferred incentive units and 23,219,745 outstanding common incentive units were converted into 17,473,362 common incentive units, and the 10,811,502 outstanding participation units were converted into 1,197,250 participation units. Opco preferred incentive units and common incentive units outstanding prior to the VIH Business Combination, as well as participation units, were not impacted by the Reverse Stock Split discussed in Note 2, therefore these amounts are presented without consideration of the Reverse Stock Split Ratio. Contemporaneously with the conversion, approximately one-third of the awards in the Opco Plan vested. The second tranche vested on the one-year anniversary of the Closing Date and the third tranche vested on the two-year anniversary of the Closing Date, although under the terms of the Opco Plan, employees who were terminated without cause after the Closing Date vested in the unvested portion of their awards immediately upon their termination date. There has not been, and will not be, any additional awards made under the Opco Plan following the VIH Business Combination.
27

Incentive Unit Activity
The following table summarizes common incentive unit activity under the Opco Plan for the three months ended March 31, 2025 (in thousands, except per unit data):

Common Incentive Units	Number of Common Incentive Units	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	287	0	$166.75	$47,867
Granted	—
Forfeited	—
Exchanged	(1)
Outstanding as of March 31, 2025	286	0	$166.75	$47,024

Common Incentive Units	Number of Common Incentive Units	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	309	0	$166.75	$51,467
Granted	—
Forfeited	—
Exchanged	(5)
Outstanding as of March 31, 2024	304	0	$166.75	$50,677
The Company did not make any cash payments to settle vested participation units during the three months ended March 31, 2025 or March 31, 2024.
11.Net Income (Loss) per share
Basic earnings per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding. Diluted earnings per share is based on the weighted average number shares of Class A Common Stock issued and outstanding and the effect of all dilutive common stock equivalents and potentially dilutive share-based awards outstanding. The potentially dilutive securities that would be anti-dilutive are not included in the calculation of diluted earnings per share attributable to controlling interest.
28

The following is a reconciliation of the denominators of the basic and diluted per share computations for net income (loss) (in thousands, except share and per share data):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net Income (loss) per share:
Numerator – basic and diluted:
Net income (loss)	$16,239	$(21,275)
Less: Net income (loss) attributable to noncontrolling interest	8,529	(13,110)
Net income (loss) attributable to Bakkt Holdings, Inc. – basic	7,710	(8,165)
Dilutive effect from assumed vesting of RSUs and PSUs, net of tax	387	—
Net income (loss) attributable to Bakkt Holdings, Inc. – diluted	$8,097	$(8,165)

Denominator – basic and diluted:
Weighted average shares outstanding – basic	6,531,840	4,396,495
Assumed vesting of RSUs and PSUs, net of tax	642,763	—
Weighted average shares outstanding –diluted	7,174,603	4,396,495

Net income (loss) per share – basic	$1.18	$(1.86)
Net income (loss) per share – diluted	$1.13	$(1.86)
Potential common shares issuable to employees or directors upon exercise or conversion of shares under our share-based and unit-based compensation plans and upon exercise of warrants are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive.
No shares that are contingently issuable as part of the Bakkt Crypto Solutions acquisition have been included in the calculation of diluted EPS as no amounts are payable as of March 31, 2025. The following table summarizes the total potential common shares excluded from diluted earnings per common share as their effect would be anti-dilutive (in thousands):

As of March 31, 2025
Public warrants	286
Class 1 and Class 2 warrants	2,018
Opco common units	7,178
Total	9,482
12.Capital Requirements
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
29

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
As of March 31, 2025 and December 31, 2024, the above mentioned subsidiaries were in compliance with their respective regulatory capital requirements. The minimum capital requirements to which our subsidiaries are subject may restrict their ability to transfer cash. We may also be required to transfer cash to our subsidiaries such that they may continue to meet these minimum capital requirements.
13.Commitments and Contingencies
401(k) Plan
We sponsor a 401(k) defined contribution plan covering all eligible U.S. employees. Both Company and employee contributions to the 401(k) plan are discretionary. For the three months ended March 31, 2025 and March 31, 2024, we recorded approximately $0.5 million and $0.7 million, respectively of expenses related to the 401(k) plan, which is included in "Compensation and benefits" in the consolidated statements of operations.
Tax Receivable Agreement
The Company is party to a TRA with certain Opco equity holders. As of March 31, 2025, the Company has not recorded a liability under the TRA related to the income tax benefits originating from the exchanges of Opco Common Units as it is not probable that the Company will realize such tax benefits. The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. Should the Company determine that the payment of the TRA liability becomes probable at a future date based on new information, any changes will be recorded on the Company's consolidated statements of operations and comprehensive loss at that time.
Litigation
As described above, in October 2021, Bakkt completed the VIH Business Combination with VIH, pursuant to which VIH changed its name to Bakkt Holdings, Inc. and the current directors and officers of the Company replaced the directors and officers in place prior to the VIH Business Combination. On April 21, 2022, a putative class action was filed against Bakkt Holdings, Inc. and certain of its directors and officers prior to the VIH Business Combination in the U.S. District Court for the Eastern District of New York on behalf of certain purchasers of securities of VIH and/or purchasers of Class A Common Stock issued in connection with the VIH Business Combination. On August 3, 2022, the Court appointed lead plaintiffs and lead counsel and on October 18, 2022, lead plaintiffs filed an amended complaint (the "Amended Complaint"). The Amended Complaint alleged that VIH made false or misleading statements and omissions of material fact in the registration statement and prospectus/proxy statement filing in connection with the VIH Business Combination and in other SEC filings made by VIH, in violation of federal securities laws in connection with disclosures relating to certain of VIH’s financial statements, accounting, and internal controls and that, as a result, VIH securities traded at artificially inflated prices. Plaintiffs sought certification of a class of purchasers of (1) VIH/Bakkt’s publicly
30

traded securities between March 31, 2021 and November 19, 2021, and/or (2) Bakkt’s publicly traded securities pursuant and/or traceable to the registration statement. The Amended Complaint sought damages, as well as fees and costs. The Amended Complaint named as defendants only one current director, and no current officers, of Bakkt. On March 14, 2023, the parties reached a settlement in principle. On April 12, 2023, the parties completed a stipulation of settlement resolving the litigation for $3.0 million, subject to Court approval. The Court granted a final approval of the settlement on April 16, 2025. The settlement was covered primarily by the Company's insurance less its contractual retention.
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
Prior to its acquisition by the Company, Bakkt Crypto received requests from the SEC for documents and information about certain aspects of its business, including the operation of its trading platform, processes for listing assets, the classification of certain listed assets, and relationships with customers and service providers, among other topics. The SEC made a number of follow up requests for additional documents and information, and the Company responded to those requests on a timely basis. On March 3, 2025, the SEC concluded its inquiry of Bakkt Crypto and, based on the information it had at such time, the SEC advised the Company that it did not intend to recommend an enforcement action against Bakkt Crypto.
On January 25, 2024, the Company’s subsidiary, Aspire Loyalty Travel Solutions, LLC (“Aspire”) received a letter from one of its vendors alleging breach of its agreement with that vendor relating to a migration of Aspire’s systems to a different vendor. The alleged breach relates to a contractual provision requiring Aspire to originate at least a given percentage of its redemptions on the vendor’s systems. In May 2024, the Company settled the matter for $1.1 million.
Other legal and regulatory proceedings have arisen and may arise in the ordinary course of business. However, we do not believe that the resolution of these matters will have a material adverse effect on our financial position, results of operations or cash flows. However, future results could be materially and adversely affected by new developments relating to the legal proceedings and claims.
Cryptocurrency Held on Platform

The Company is obligated to securely store crypto assets that it holds for customers, a substantial portion of which are held in cold storage. As such, the Company may be liable to users of its platform for losses arising from the Company’s failure to secure crypto assets from theft or loss. The Company has not incurred any losses related to such an obligation and therefore has not accrued a liability for losses as of March 31, 2025 or December 31, 2024. The Company has no reason to believe it will incur any expense associated with such potential liability because (i) it has no known or historical experience of claims to use as a basis of measurement, (ii) it accounts for and continually verifies the amount of crypto assets within its control, and (iii) it has established security around custodial product private keys to minimize the risk of theft or loss.
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
31

In March 2024, Bank of America required us to pledge as collateral the amounts which were previously required to be maintained in the concentration account. In April 2024, Bank of America reduced our credit line associated with the purchasing card facility from $35.0 million to $20.0 million. In January 2025, Bank of America further reduced our credit line associated with the purchasing card facility from $20.0 million to $18.0 million and changed payment frequency to weekly. In March 2025, Bank of America further reduced our credit line associated with the purchasing card facility from $18.0 million to $15.0 million.
Purchase Obligations
In December 2021, we entered into a four-year cloud computing arrangement which includes minimum contractual payments due to the third-party provider. In December 2023, we agreed to amend the contract and extend the payment period for an additional year. During the year ended December 31, 2023, we entered into a five-year strategic marketing agreement which required a committed spend. In July 2024, we terminated the agreement, which required a settlement payment of $1.1 million and resulted in the release from future obligations. As of March 31, 2025, our outstanding purchase obligations, net of the settlement described above, consisted of the following future minimum commitments (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Purchase obligations	$5,000	$10,500	$—	$—	$15,500
Cooperation Agreement
On March 19, 2025, the Company entered into a Cooperation Agreement with Distributed Technologies Research Global Ltd. (“DTR”) and Akshay Naheta, the sole stockholder of DTR (the “Cooperation Agreement”). Pursuant to the Cooperation Agreement, DTR will provide the Company with certain exclusive payment processing technology, application programming interfaces, and infrastructure to be integrated into the Company’s platform for the enablement of global payments processing services in the jurisdictions where the Company or its affiliates operate. Refer to Note 18 to our consolidated financial statements included in our Form 10-K where the Cooperation Agreement is described in detail.
14.Income Taxes
As a result of the VIH Business Combination, the Company acquired a controlling interest in Opco, which is treated as a partnership for U.S. federal income tax purposes, and in most applicable state and local income tax jurisdictions. As a partnership, Opco is not itself subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Opco is passed through to and included in the taxable income or loss of its partners, including the Company following the VIH Business Combination, on a pro rata basis. The Company's income tax benefit (expense) primarily relates to the Company’s allocable share of any taxable income or loss of Opco following the VIH Business Combination. In addition, Opco’s wholly owned corporate subsidiaries that are consolidated for U.S. GAAP purposes but separately taxed for federal, state, and foreign income tax purposes as corporations are generating federal, state, and foreign income tax expense.
Our effective tax rates of 0.3% and (0.5)% for the three months ended March 31, 2025 and March 31, 2024, respectively, differ from statutory rates primarily due to the noncontrolling interest that is not taxed to the Company and the absence of taxable income to realize the Company's net operating losses and other deferred tax assets.
Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realizability of our deferred tax assets, in each jurisdiction, is dependent upon the generation of future taxable income sufficient to utilize the deferred tax assets on income tax returns, including the reversal of existing temporary differences, historical and projected operating
32

results and tax planning strategies. As of March 31, 2025 and December 31, 2024, the Company believed that it was not more likely than not that the net deferred tax assets would be realizable and thus has maintained a full valuation allowance.
The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company had no unrecognized tax benefits or related interest and penalties accrued as of March 31, 2025 or December 31, 2024.
15.Leases
We lease real estate for office space under operating leases. We consider a lease to have commenced on the date when we are granted access to the leased asset.
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
In December 2024, the Company signed a Lease Assignment and Assumption Agreement (the “Lease Assignment”) for its New York office lease, whereby a third-party agreed to assume all the Company’s rights, title and interest in and to the lease, including but not limited to the performance by the third-party of all of the Company’s duties and obligations under the lease. The Lease Assignment was contingent upon the landlord’s consent. In January 2025, the Company signed an Assignment and Assumption of Lease with Landlord’s Consent for the New York office lease, which provided the landlord’s consent to the Lease Assignment. The Company is joint and severally liable with the third-party assignee for the obligations under the New York office lease. For the three months ended March 31, 2025 the Company recognized income of approximately $1.8 million related to the Lease Assignment, net of approximately $0.9 million paid to the third-party assignee under the Lease Assignment, all of which is recognized in "Other income, net" in the consolidated statements of operations.
On December 21, 2023, we signed an agreement to sublease a portion of our corporate headquarters office space in Alpharetta, Georgia. The sublease commenced in March 2024. Our Scottsdale, Arizona lease has a term of 89 months and total fixed lease payments over the term of $5.7 million. The Alpharetta call center lease has a term of 47 months and total fixed lease payments over the term of the lease are $5.9 million. As of March 31, 2025, we do not have any active finance leases. Several of these leases include escalation clauses for adjusting rentals.
Our real estate leases have remaining lease terms as of March 31, 2025 ranging from 13 months to 90 months, with three of our leases containing an option to extend the term for a period of 5 years exercisable by us, which we are not reasonably certain of exercising at commencement. None of our leases contain an option to terminate the lease without cause at the option of either party during the lease term.
33

As of March 31, 2025, the weighted average remaining lease term for our operating leases was approximately 77 months, and the weighted average discount rate for our operating leases was 5.4%. As of December 31, 2024, the weighted average remaining lease term for our operating leases was approximately 76 months, and the weighted average discount rate for our operating leases was 5.3%. We were party to short-term leases during the three months ended March 31, 2025 and March 31, 2024, which resulted in less than and less than $0.1 million of rent expense, respectively.
16.Fair Value Measurements
Financial assets and liabilities that are measured at fair value on a recurring basis are classified as Level 1, Level 2 and Level 3 as follows (in thousands):

	As of March 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Crypto Assets	1,138	—	1,138	—
Total Assets	$1,138	$—	$1,138	$—

Liabilities:
Warrant liability - Class 1 and Class 2 warrants	13,104	—	—	13,104
Warrant liability - public warrants	1,571	1,571	—	—
Total Liabilities	$14,675	$1,571	$—	$13,104

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability - Class 1 and Class 2 warrants	42,782	—	—	42,782
Warrant liability - public warrants	4,141	4,141	—	—
Total Liabilities	$46,923	$4,141	$—	$42,782
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
The fair value of our crypto assets was determined using Level 2 inputs which included using the value of the crypto asset determined as the mid-point of a bid-ask spread in the market we determined to be the principal market for the related crypto assets as of March 31, 2025.
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
34

The significant unobservable inputs used for the fair value measurement of our Class 1 Warrants and Class 2 Warrants liabilities as of March 31, 2025 are summarized as follows:

Expected term (years)	4.43
Continuous risk-free rate	3.86%
Expected volatility	125.0%
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
As described in Note 5, fair value of the Company's owned crypto assets are determined using Level 2 inputs as the mid-point of a bid-ask spread in the market we determined to be the principal market for the related crypto assets.
17.Segment Reporting
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
During the three months ended March 31, 2025 and March 31, 2024, all material operations are within the United States. Our chief operating decision maker allocates resources and assesses performance based upon financial information at the consolidated level.
35

The following table represents significant segment expenses provided to the CODM for the three months ended March 31, 2025, and March 31, 2024 (in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024

Total revenues	$1,074,910	$854,582

Segment expenses:
Personnel[1]	$14,458	$16,216
Non-cash compensation[1]	3,343	8,013
Professional fees	5,192	3,635
Technology	3,529	5,747
Occupancy[2]	892	949
Marketing and promotions[3]	96	1,071
Business insurance[4]	1,653	3,947
Depreciation and amortization	220	57
Other operating costs[5]	1,719	9,182
Crypto costs	1,054,635	831,972
Execution, clearing and brokerage fees	7,693	5,630
Total operating expenses per Consolidated Statements of Operations	$1,093,430	$886,419
Operating loss	$(18,520)	$(31,837)
Other income, net[6]	(34,759)	(10,562)
Net income (loss)	$16,239	$(21,275)

1
Personnel includes payroll and benefits, excluding stock-based compensation, which is included in Non-cash compensation. Both are reported as part of Compensation and benefits on the consolidated statements of operations.

2	Occupancy includes facility related expenses such as rent and is reported as Selling, general and administrative on the consolidated statements of operations.
3	Marketing and promotions primarily consist of web-based promotional campaigns, promotional activities with clients, conferences and user events, and brand-building activities and are reported as Selling, general and administrative on the consolidated statements of operations.
4	Business insurance primarily consists of business liability insurance premiums and is recorded as Selling, general and administrative on the consolidated statements of operations.
5	Other operating costs consist primarily of Restructuring costs and Impairment of long-lived assets as presented on the statements of operations, as well as costs that are reported as Selling, general and administrative, Other operating expenses, and Compensation and benefits on the consolidated statements of operations.
6	Other expense (income), net consists primarily of Interest income, net, (Loss) gain from change in fair value of warrant liability, and Other expense, net, and Income tax (expense) benefit as presented in the consolidated statements of operations.
On March 14, 2025, the Company's largest client, Webull Pay LLC (“Webull”), notified the Company that it will not renew its agreement with Bakkt when the current term of the agreement ends on June 14, 2025. Webull represented approximately 74% of the Company’s Crypto services revenue for the year ended December 31, 2024.
Bakkt also received notice from Bank of America Corporation (“Bank of America”) on March 14, 2025 that Bank of America will not renew its commercial agreement with Bakkt. As a result, such agreement will expire in accordance with its terms on April 22, 2025, subject to the Company’s obligation to provide transition services for up to a 12-month period. Bank of America represented approximately 16% of the Company's loyalty business’s net revenue for the year ended December 31, 2024.
18.Subsequent Events
On April 2, 2025, a putative class action complaint was filed in the U.S. District Court for the Southern District of New York against the Company and certain current and former officers. The complaint alleges that the Company made false or misleading statements and omissions of purportedly material fact, in violation of federal securities laws, in connection with disclosures relating to the non-renewal of the Company’s agreements with Webull and Bank of America N.A. (Bank of America"). The complaint seeks damages, as well as fees and costs. The Company intends to defend the matter vigorously; however, it is refraining from expressing any judgment upon the likelihood of a favorable or unfavorable outcome in this matter given the early stage of the litigation. On May 6, 2025, the class action complaint was transferred to the Northern District of Georgia.
Effective April 28, 2025, the Company dissolved Bakkt Brokerage.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of financial condition and results of operations should be read together with the accompanying consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 (this "Report") and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (our "Form 10-K"), which is incorporated herein by reference. References in this section to “we,” “us,” “our,” “Bakkt” or the “Company” and like terms refer to Bakkt Holdings, Inc. and its subsidiaries for the three months ending March 31, 2025, unless the context otherwise requires. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed above in “Cautionary Statement Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.”
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

Crypto Market Developments
The U.S. cryptocurrency market evolved dramatically in 2024 and early 2025, marked by changes to the regulatory framework, technological innovation and institutional change. Bitcoin’s price increased from approximately $39,500 on January 22, 2024 to a price exceeding $103,000 in January 2025. There were several regulatory and macroeconomic events that likely contributed to this rise in price, including the Securities and Exchange Commission (the "SEC") approving of the first Exchange Traded Funds (“ETFs") focused on crypto assets in 2024. Within the year, Bitcoin ETFs accounted for over $105 billion in assets under management, and were a key contributor to bitcoin hitting all-time highs, with bitcoin ending the year at a market cap of $1.8 trillion. These positive trends have continued with the continued adoption of crypto assets across institutional and retail markets alike, and the election of President Donald J. Trump, who has vocalized his support of the crypto industry and establishing the U.S. as a blockchain innovation hub.
According to Security.org’s 2025 Cryptocurrency Adoption and Consumer Sentiment Report, as of January 31, 2025, an estimated 28% of U.S. adults owned cryptocurrencies, reflecting a near doubling in adoption since 2021. We believe this significant and expedient market adoption of crypto assets reflect a maturing cryptocurrency market.
Recent Developments
Bakkt Trust Exit
On March 17, 2025, we entered into an agreement with ICE whereby ICE has agreed to purchase all of the outstanding equity interests of Bakkt Trust Company LLC (“Bakkt Trust”) in exchange for $1.5 million plus the assumption of Bakkt Trust’s regulatory capital requirement, which was approximately $3.0 million as of signing, and certain operating costs of Bakkt Trust during the period between the signing of the purchase agreement and the closing of the transaction (subject to such closing). The closing of this transaction is subject to regulatory approval and other customary conditions. We expect this transaction to close on or about May 15, 2025.
Bakkt Loyalty Solutions Exit
In March 2025, we announced our investigation of strategic alternatives for our loyalty business as we work to realign our business with a crypto focus. As we explore our options, including a potential sale or wind-down, we expect to reduce efforts to promote and grow this business.
Cooperation Agreement
On March 19, 2025, we announced that we entered into a Cooperation Agreement with Distributed Technologies Research Global Ltd (“DTR”) and Akshay Naheta, the sole stockholder of DTR (the “Cooperation Agreement”). Pursuant to the Cooperation Agreement and subject to the negotiation and execution of a definitive commercial agreement, DTR will provide us with certain exclusive payment processing technology, application programming interfaces, and infrastructure to be integrated into our platform for the enablement of global payments processing services in the jurisdictions where we or our affiliates operate. Further, and subject to the negotiation and execution of a definitive commercial agreement, Bakkt will provide DTR with access to its existing and future regulatory licenses to leverage DTR's technology infrastructure for the enablement of global payment processing.
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
As consideration for the sale of the DTR Equity contemplated by a Put Option or a Call Option, Mr. Naheta will be entitled, in exchange for all of the DTR Equity, to a number of shares of our Class A Common Stock, par value $0.0001 per share (the “Class A Common Stock”) , representing at least 19.9% and no more than 31.5%, of the aggregate of our common stock (which such total shall include the shares of the then outstanding and issued Class A Common Stock and the shares of Class A Common Stock then exchangeable for our paired interests represented by our Class V Common Stock, par value $0.0001 per share), plus the aggregate number of shares of our Class A Common Stock issuable upon full exercise or conversion of any options, warrants or other convertible or derivative securities then outstanding, on an as-converted basis, which shall not include the publicly traded warrants currently listed on the NYSE (BKKT WS) and any warrants to purchases of Class A Common Stock that are below the Bakkt Share Price (as defined below) (the “Bakkt Share Number”) subject to any DTR Adjustment (as defined below); provided that Mr. Naheta will be entitled to a “top up” of additional shares of Class A Common Stock to the extent any such public warrants are actually exercised. Any indebtedness of DTR outstanding immediately prior to the closing of a Call Option or Put Option transaction and certain transaction expenses in excess of $1.0 million incurred by or on behalf of DTR or Mr. Naheta (such amount, the “DTR Value”) shall proportionately reduce the number of shares Mr. Naheta is entitled to receive in a Put Option or Call Option transaction (the “DTR Adjustment”).
If either we or Mr. Naheta shall exercise the above described Call Option or Put Option, respectively, such transaction shall be (i) executed pursuant to a customary purchase agreement that will contain representations, warranties and interim operating covenants by us, DTR and Mr. Naheta that are customary for a transaction of this nature (the “Definitive Agreement”), (ii) subject to, among other things, obtaining any required regulatory approvals, non-objections and/or similar authorizations, approval of our stockholders (including compliance with any applicable requirements of the NYSE) and Delaware law, (iii) subject to receipt by us of a fairness opinion from an independent financial advisor, (iv) subject to the execution by the parties of a definitive agreement reflecting the commercial arrangement described above, and (v) subject to our having terminated any lines of credit in effect on the date of the Cooperation Agreement and having repaid in full any indebtedness then outstanding and borrowed thereunder. The Definitive Agreement shall also provide for a clause to allow the Special Committee of our Board of Directors (the “Board”) to pursue any superior proposal for a transaction that, if consummated, would result in a change of control of Bakkt that is conditioned upon the termination of the Put Option; provided, that Bakkt will negotiate reasonably and in good faith with any prospective party to include the Put Option or have such Put Option exercised immediately prior to the closing of such proposed transaction. If, after such negotiation, the Put Option will be terminated, we will be obligated to pay Mr. Naheta a termination fee of 3.0% of the DTR Value, as determined immediately prior to the termination of the Put Option.
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
Non-renewal of Customer Contracts
On March 14, 2025, our largest client, Webull Pay LLC (“Webull”), notified us that it will not renew its agreement with us when the current term of the agreement ends on June 14, 2025. Webull represented approximately 74% of the Company’s Crypto services revenue for the year ended December 31, 2024.
We also received notice from Bank of America Corporation (“Bank of America”) on March 14, 2025 that Bank of America will not renew its commercial agreement with us. As a result, such agreement expired in accordance with its terms on April 22, 2025, subject to the Company’s obligation to provide transition services for up to a 12-month period. Bank of America represented approximately 16% of our loyalty business’s net revenue for the year ended December 31, 2024.
Revolving Credit Facility
On August 12, 2024, Bakkt and Opco executed a revolving credit facility with Intercontinental Exchange Holdings, Inc. (the “Lender”) and certain subsidiaries of Bakkt party thereto from time to time, as guarantors, whereby the Lender agreed to provide for a $40.0 million secured revolving line of credit for working capital and general corporate purposes. The ICE Credit Facility is available in defined commitment amounts at specified dates in the future. On March 27, 2025, we drew $5.0 million under the ICE Credit Facility. Refer to Liquidity and Capital Resources elsewhere in this section of this Report.
Reverse Stock Split
On April 29, 2024, following approval by our stockholders and the Board, we effected a reverse stock split (the “Reverse Stock Split”) of our Class A Common Stock, par value $0.0001 per share, and Class V Common Stock, par value $0.0001 per share (“Class V Common Stock” and collectively with the Class A Common Stock, the “Common Stock”), at a ratio of 1-for-25 (the “Reverse Stock Split Ratio”), effective as of 12:01 a.m. eastern time on April 29, 2024 (the “Effective Time”). Our Class A Common Stock began trading on a reverse-split adjusted basis on the New York Stock Exchange (the “NYSE”) as of the open of trading on April 29, 2024. After the Effective Time, the Class A Common Stock continues to be listed on the NYSE under the symbol “BKKT”. As such, the Reverse Stock Split has been retroactively applied to all share and per share information throughout this Quarterly Report on Form 10-Q (unless otherwise noted).
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
NYSE Listing Notification
On March 13, 2024, we were notified by NYSE that we were not in compliance with the Listing Rule because the average closing stock price of a share of our Class A Common Stock was less than $1.00 per share over a consecutive 30 trading-day period. Pursuant to the $1.00 per share minimum bid price requirement of Section 802.01C of the NYSE Listed Company Manual (the “Listing Rule”), we had six months following the NYSE notification to regain compliance with the Listing Rule, during which time our Class A Common Stock would continue to be listed on the NYSE.
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

Executive Officer Transitions
Effective March 25, 2024, Gavin Michael resigned as President, Chief Executive Officer and as a director of the Company, as well as from all positions held with the Company’s subsidiaries. Mr. Michael was engaged as an advisor to the Company through March 26, 2025.
Andrew Main, a member of the Board, succeeded Mr. Michael and served as the Company’s President and Chief Executive Officer from March 26, 2024 until March 20, 2025, and continued to serve on the Board.
Effective May 22, 2024, Charles Goodroe resigned from his position as Chief Accounting Officer of the Company and Karen Alexander, the Company’s Chief Financial Officer and principal financial officer, assumed the role of the Company’s principal accounting officer until July 7, 2024. On July 8, 2024, the Company appointed Joe Henderson as Vice President, Chief Accounting Officer and principal accounting officer of the Company. Ms. Alexander has continued to serve as the Company's Chief Financial Officer since Mr. Henderson's appointment.
In connection with the entrance into the Cooperation Agreement, on March 19, 2025, we appointed Akshay Naheta and Mr. Main as our Co-Chief Executive Officers, effective as of March 21, 2025. Mr. Naheta was also appointed as a member of the Board and Mr. Main continues to serve as a member of the Board and as our principal executive officer and principal operating officer, for purposes of the rules and regulations of the SEC, and will continue to have operating responsibility for our regulated subsidiaries, Bakkt Crypto Solutions, LLC (“Bakkt Crypto Solutions”) [and Bakkt Trust], until such time as Mr. Naheta has been approved by all relevant regulatory authorities to serve in such capacity [and/or the announced sale of Bakkt Trust is complete (as described above)].
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
Cryptocurrency Held on Platform
The Company held cryptocurrency in custodial products on its platform for client customers totaling $2,301.9 million at fair value as of December 31, 2024. In accordance with the SEC Staff Accounting Bulletin No. 122, these assets are not recorded in the Company’s consolidated balance sheets. Similarly, as the Company has an obligation to securely store cryptocurrency on its platform, it had a corresponding unrecorded liability of $2,301.9 million as of December 31, 2024. Since the risk of loss related to the obligation to safeguard crypto assets for users of its platform is remote, the Company did not record a liability for such risk of loss as of March 31, 2025 and December 31, 2024 in the Company’s consolidated balance sheets.
Key Performance Indicators
We use four key performance indicators (“KPIs”) that are key to understanding our business performance, as they reflect the different ways we enable clients to engage with our platform.
•Crypto-enabled accounts. We define crypto-enabled accounts as the total crypto accounts open on our platform. There were 6.8 million and 6.7 million crypto-enabled accounts as of March 31, 2025 and December 31, 2024, respectively.
•Transacting accounts. We define transacting accounts as unique accounts that perform transactions on our platform each month. We use transacting accounts to reflect how users across our platform use the variety of services we offer, such as buying and selling crypto to facilitate everyday purchases, redeeming loyalty points for travel or merchandise, or converting loyalty points to cash or gift cards. There were 0.8 million and 0.8 million unique monthly transacting accounts during the three months ending March 31, 2025 and March 31, 2024, respectively.
•Notional traded volume. We define notional traded volume as the total notional volume of transactions across crypto and loyalty platforms. The figures we use represent gross values recorded as of the order date. Notional traded volumes were $1,213.5 million and $1,040.7 million during the three months ending March 31, 2025 and March 31, 2024, respectively.
•Assets under custody. We define assets under custody as the sum of coin quantities held by customers multiplied by the final quote for each coin on the last day of the period. Assets under custody were $1,872.6 and $2,301.9 million as of March 31, 2025 and December 31, 2024, respectively.

Results of Operations
The following table is our consolidated statements of operations for the three months ended March 31, 2025 and March 31, 2024, respectively (in thousands, except per share data):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Revenues:
Crypto services	$1,065,756	$841,340
Loyalty services, net	9,154	13,242
Total revenues	1,074,910	854,582
Operating expenses:
Crypto costs	1,054,635	831,972
Execution, clearing and brokerage fees	7,693	5,630
Compensation and benefits	17,819	24,531
Professional services	5,192	3,635
Technology and communication	3,568	5,922
Selling, general and administrative	3,829	7,811
Depreciation and amortization	220	57
Impairment of long-lived assets	—	288
Restructuring expenses	228	6,140
Other operating expenses	246	433
Total operating expenses	1,093,430	886,419
Operating loss	(18,520)	(31,837)
Interest income, net	622	956
Gain from change in fair value of warrant liability	32,247	9,046
Other income, net	1,939	716
Income (loss) before income taxes	16,288	(21,119)
Income tax expense	(49)	(156)
Net income (loss)	16,239	(21,275)
Less: Net income (loss) attributable to noncontrolling interest	8,529	(13,110)
Net income (loss) attributable to Bakkt Holdings, Inc.	$7,710	$(8,165)

Net earnings (loss) per share attributable to Class A Common Stockholders:
Basic	$1.18	$(1.86)
Diluted	$1.13	$(1.86)

Three Months Ended March 31, 2025 compared to Three Months Ended March 31, 2024
Financial Summary
The three months ended March 31, 2025 included the following notable items relative to the three months ended March 31, 2024:
•Revenue increased $220.3 million primarily driven by a significant increase in Crypto services revenue resulting from an increase in trading volume; and
•Operating expenses increased $207.0 million primarily driven by increased crypto trading costs in conjunction with increased crypto service revenue.

Crypto Services Revenue

($ in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	$ Change	% Change
Crypto services	$1,065,756	$841,340	$224,416	26.7%
Crypto services revenue increased by $224.4 million, or 26.7%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily driven by increased crypto trading volume.
Loyalty Services Revenue

($ in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	$ Change	% Change
Loyalty services, net	$9,154	$13,242	$(4,088)	(30.9%)
Net loyalty services revenue decreased by $4.1 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily related to the exit of a client of our loyalty business in 2024 due to divestiture of its business, as well as reduced volume-based service revenue and transaction volume.
Operating Expenses
Operating expenses consist of crypto costs, execution, clearing and brokerage fees, compensation and benefits, professional services, technology and communication expenses, selling, general and administrative expenses, acquisition-related expenses, depreciation and amortization, restructuring expenses, and other operating expenses.
Crypto Costs

($ in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	$ Change	% Change
Crypto costs	$1,054,635	$831,972	$222,663	26.8%
Crypto costs represent the gross value of crypto sold by our customers on our platform. These costs are measured at the executed price at the time of the trade. Crypto costs increased by $222.7 million, or 26.8%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. This increase was primarily driven by increased crypto service volume.
Execution, Clearing and Brokerage Fees

($ in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	$ Change	% Change
Execution, clearing and brokerage fees	$7,693	$5,630	$2,063	36.6%
Execution, clearing and brokerage fees primarily represent payments to clients in exchange for driving order flow to our platform. Execution, clearing and brokerage fees increased $2.1 million, or 36.6%, during the three months ended March 31, 2025 relative to the same period in the prior year. The increase reflects increased volume in Crypto services revenue.

Compensation and Benefits

($ in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	$ Change	% Change
Compensation and benefits	$17,819	$24,531	$(6,712)	(27.4%)
Compensation and benefits expense include all salaries and benefits, compensation for contract labor, incentive programs for employees, payroll taxes, share-based compensation and other employee related costs.
We have restructured our personnel to reduce headcount and adjusted our expense base to better align with our operational priorities and business strategy. We expect to continue to limit future hiring and further optimize our headcount as we complete development projects on our platform. Compensation and benefits expense is a significant component of our operating expenses, and we expect this will continue to be the case. However, we expect that our compensation and benefits expenses will decrease as a percentage of our revenue over time.
Compensation and benefits decreased by $6.7 million, or 27.4%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily due to decreases of $4.7 million in stock-based compensation and $1.2 million in bonuses.
Professional Services

($ in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	$ Change	% Change
Professional services	$5,192	$3,635	$1,557	42.8%
Professional services expense includes fees for accounting, legal and regulatory fees. Professional services increased by $1.6 million, or 42.8%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily due to increases of $1.5 million in legal fees.
Technology and Communication

($ in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	$ Change	% Change
Technology and communication	$3,568	$5,922	$(2,354)	(39.8%)
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
Technology and communications expense decreased by $2.4 million, or 39.8%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily due to a decrease of $1.6 million in hardware and software license fees and of $0.6 million in hosting and telecommunications fees.

Selling, General and Administrative

($ in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	$ Change	% Change
Selling, general and administrative	$3,829	$7,811	$(3,982)	(51.0%)
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
Selling, general and administrative costs decreased by $4.0 million, or 51.0%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The decrease was primarily due to a $2.3 million decrease in general insurance, $1.0 million in marketing and promotions, and a $0.5 million decrease in non-recurring vendor cost.
Depreciation and Amortization

($ in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	$ Change	% Change
Depreciation and amortization	$220	$57	$163	286.0%
Depreciation and amortization expense consists of amortization of intangible assets from business acquisitions, internally developed software and depreciation of purchased software and computer and office equipment over their estimated useful lives. Intangible assets subject to amortization consist primarily of acquired technology and client relationships from completed acquisitions, including our acquisition of Bakkt Crypto Solutions.
Depreciation and amortization increased by $0.2 million, or 286.0%, for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The increase was primarily due to lower net book values of intangible assets and property, equipment and software in 2024 after impairments were recorded in 2023. The Company continues to capitalize internally developed software related to Bakkt Crypto, which contributes to the asset base being amortized.
Restructuring Expenses

($ in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	$ Change	% Change
Restructuring expenses	$228	$6,140	$(5,912)	(96.3%)
Restructuring expenses of $0.2 million during the three months ended March 31, 2025 consist of severance costs related to a reduction in force executed in the first quarter of 2025. Restructuring expenses of $6.1 million during the three months ended March 31, 2024 consisted of severance costs and accelerated vesting of non-cash compensation related to the termination of a former executive.

Gain (Loss) from Change in Fair Value of Warrant Liability

($ in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	$ Change	% Change
Gain from change in fair value of warrant liability	$32,247	$9,046	$23,201	n/m
We recorded a gain of $32.2 million during the three months ended March 31, 2025 for the change in fair value on the revaluation of our warrant liabilities associated with our public warrants and warrants from the Concurrent Offerings. We recorded a gain of $9.0 million during the three months ended March 31, 2024 for the change in fair value on the revaluation of our warrant liability associated with our public warrants. These are non-cash losses and gains and are driven by fluctuations in the market price of our public warrants and valuation of our warrants from the Concurrent Offerings.
Other Income, net

($ in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	$ Change	% Change
Other income, net	$1,939	$716	$1,223	n/m
Other income, net primarily consists of non-operating gains and losses. During the three months ended March 31, 2025, we recognized income of $1.9 million primarily related to a net gain of approximately $1.8 million on the assignment of our New York office lease. During the three months ended March 31, 2024, we recognized income of $0.7 million primarily related to foreign currency.
Income Tax Expense

($ in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	$ Change	% Change
Income tax expense	$(49)	$(156)	$107	(68.6%)
Income tax expense during the three months ended March 31, 2025 and March 31, 2024 primarily consists of current state tax expense related to certain state jurisdictions wherein we are required to file income tax returns during the period.
Liquidity and Capital Resources
As of March 31, 2025, we had $23.0 million and $19.8 million of cash and cash equivalents and restricted cash, respectively. Cash and cash equivalents consist of cash deposits at banks and money market funds. Restricted cash is held to satisfy certain minimum capital requirements pursuant to regulatory requirements, or as collateral for insurance contracts and our purchasing card facility.
As discussed above, we consummated the Concurrent Offerings in March and April 2024. We raised aggregate net proceeds from the Concurrent Offerings of approximately $46.5 million, after deducting the placement agent’s fees and offering expenses payable by us.
On August 12, 2024, Bakkt and Opco executed a secured revolving credit facility with the Lender (the credit facility herein referred to as the "ICE Credit Facility"), with certain subsidiaries of Bakkt to be party thereto from time to time, as guarantors, whereby the Lender agreed to provide for a $40.0 million secured revolving line of credit to us for working capital and general corporate purposes. For the period beginning December 31, 2024 through March 30, 2025, we can borrow up to an aggregate principal amount (excluding any capitalized interest) of $10.0 million. For the period beginning March 31 through June 29, 2025, we can borrow up to an aggregate principal amount (excluding any capitalized interest) of $20.0 million. From the period beginning June 30 through September 29, 2025, we can borrow up to an aggregate principal amount (excluding any capitalized interest) of $30.0 million. On or after September 30, 2025, we can borrow up to an aggregate principal amount (excluding any capitalized interest) of $40.0 million. As of March 31, 2025, approximately $5.0 million of borrowings were outstanding under the ICE Credit Facility.
Loans under the ICE Credit Facility do not amortize and mature on December 31, 2026. Borrowings under the ICE Credit Facility incur an interest rate equal to, at our election, either the secured overnight financing rate (“SOFR”) for a term of one, three or six months plus 12%, or the prime rate plus 11%. Interest is payable quarterly in arrears with respect to borrowings bearing interest at the prime rate or on the last day of an interest period, but at least every three months, with respect to borrowings bearing interest at the term SOFR rate; provided that we can elect to pay interest in kind by adding such interest amount to the principal amount of the outstanding borrowings under the ICE Credit Facility. For any interest period for which Opco has elected to pay interest in kind, the applicable margin on the outstanding loans will increase by 1% per annum. The effective interest rate on the ICE Credit Facility as of March 31, 2025 was 16.3%.
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
We intend to use our unrestricted cash, inclusive of any present and potential borrowings under the ICE Credit Facility, to fund our day-to-day operations, including, but not limited to funding our regulatory capital requirements, compensating balance arrangements and other similar commitments, each of which is subject to change, and as available (i) activate new crypto clients, (ii) maintain our product development efforts, and (iii) optimize our technology infrastructure and operational support. We continue to evaluate our headcount and expense base. It is likely that we will need to draw on additional portions of the ICE Credit Facility in 2025 to fund operations as we continue to scale the Crypto product offering. We have acted to right-size headcount since 2022. Our operating cash usage in 2024 declined from 2023 levels due to the combined impact of increased revenue and expense reductions from restructuring actions. Our expected uses of available funds are based on our present plans, objectives and business condition. Additionally, Webull’s decision not to renew its agreement with us when the current term of the agreement ends on June 14, 2025 will materially reduce our Crypto services revenue. Following the notice from Webull, the Company executed further cost reduction measures, including personnel reductions, a hiring freeze, and is making changes to vendors, and additional discretionary spending cuts to preserve and extend cash to fund operations. In forecasting the Company's expectation of cash needs for the initial going concern evaluation, the Crypto services revenue growth projections exclude activation of new clients or products currently not live on Bakkt's platform as of the date of release of these consolidated financial statements. In addition, we may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies or intellectual property rights. However, except with respect to our potential acquisition of DTR pursuant to the Cooperation Agreement, we have no agreements or commitments with respect to any such acquisitions or investments at this time. Management believes that the Company's cash and cash equivalents and access to the ICE Credit Facility will be sufficient to fund Bakkt's operations for 12 months from the date of these financial statements are issued.
Our future cash requirements will depend on many factors, including our revenue growth rate, the timing and extent of overhead, sales and marketing expenditures to support projected growth, our ability to limit our software development investments to features and functionality with a clear line of sight to revenue generation, and our ability to retain our clients. For example, our client, Webull, which represented 74% of our Crypto services revenues in the year ended December 31, 2024, has notified us that it will not be renewing its agreement with us when the current term of the agreement ends on June 14, 2025. Unless we are able to replace the Crypto services revenue historically generated through our relationship with Webull, we expect our Crypto services revenue to decrease significantly when our current agreement with Webull expires in June 2025, which will increase our future cash requirements. We made substantial investments in our platforms in 2023 and 2024, which we expect will enable us to continue to simplify our organization and focus on the core capabilities critical to our strategy, and continue to pursue growth with new and existing clients. Please see “Item 1A. Risk Factors—Risks Related to our Business, Finances and Operations—In the past, we have identified conditions and events that raised substantial doubt about our ability to continue as a going concern and it is possible that we may identify conditions and events in the future that raise substantial doubt about our ability to continue as a going concern.” in our Form 10-K filed with the SEC on March 20, 2025 for more information.
The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net cash (used in) provided by operating activities	$(101,281)	$38,353
Net cash used in investing activities	$(130)	$(2,304)
Net cash provided by financing activities	$4,095	$36,705
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
Net cash flows used in operating activities of $101.3 million for the three months ended March 31, 2025 was primarily related to cash outflows resulting from change in our operating assets and liabilities of $87.3 million and a $32.2 million non-cash gain resulting from the change in fair value of warrant liabilities, slightly offset by net income of $16.2 million, and non-cash compensation expense of $3.3 million. Net cash outflows from changes in operating assets and liabilities for the three months ended March 31, 2025 were primarily from a $76.6 million decrease in customer funds mainly related to Webull moving off the Company's platform, $3.6 million increase in accounts receivable, and $1.8 decrease in accounts payable.
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
Investing Activities
Net cash flows used in investing activities of $0.1 million for the three months ended March 31, 2025 consisted of capitalized costs of internally developed software for our technology platforms.
Net cash flows used in investing activities of $2.3 million for the three months ended March 31, 2024 consisted of the purchase of $18.0 million of available-for-sale debt securities and $1.8 million of capitalized costs of internally developed software for our technology platforms, partially offset by the receipt of $17.5 million of proceeds from the sale of available-for-sale securities.
Financing Activities
Net cash flows provided by financing activities of $4.1 million during the three months ended March 31, 2025 primarily consisted of $5.0 million in proceeds from our ICE credit facility, partially offset by tax withholding payments of $0.9 million for vested equity awards.

Net cash flows provided by financing activities of $36.7 million during the three months ended March 31, 2024 resulted from proceeds from the Concurrent Offerings of $39.0 million, partially offset by tax withholding payments of $2.3 million for vested of equity awards.
Tax Receivable Agreement
Concurrently with the completion of the VIH Business Combination, we entered into a Tax Receivable Agreement ("TRA") with certain members of Opco. Pursuant to the TRA, among other things, holders of Opco Common Units may, subject to certain conditions, from and after April 16, 2022, exchange such Opco Common Units (along with a corresponding number of shares of our Class V Common Stock), for Class A Common Stock on a one-for-one basis, subject to the terms of the Exchange Agreement, including our right to elect to deliver cash in lieu of Class A Common Stock and, in certain cases, adjustments as set forth therein. Opco will have in effect an election under Section 754 of the Internal Revenue Code for each taxable year in which an exchange of Opco Common Units for Class A Common Stock (or cash) occurs.
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
The TRA provides for the payment by us to exchanging holders of Opco Common Units of 85% of certain net income tax benefits, if any, that we realize (or in certain cases are deemed to realize) as a result of these increases in tax basis related to entering into the TRA, including tax benefits attributable to payments under the TRA. This payment obligation is an obligation of the Company and not of Opco. For purposes of the TRA, the cash tax savings in income tax will be computed by comparing our actual income tax liability (calculated with certain assumptions) to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the assets of Opco as a result of Opco having an election in effect under Section 754 of the Code for each taxable year in which an exchange of Opco Common Units for Class A Common Stock occurs and had we not entered into the TRA. Such change will be calculated under the TRA without regard to any transfers of Opco Common Units or distributions with respect to such Opco Common Units before the exchange under the Exchange Agreement to which Section 743(b) or 734(b) of the Code applies. As of March 31, 2025, 1,060,377 Opco Common Units were exchanged for Class A Common Stock. Based on our history of taxable losses, we have concluded that it is not probable to expect cash tax payments in the foreseeable future and as such, no value has been recorded under the TRA.
Contractual Obligations and Commitments
The following is a summary of our significant contractual obligations and commitments as of March 31, 2025 (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Purchase obligations(1)	$5,000	$6,000	$—	$—	$11,000
Future minimum operating lease payments(2)	4,436	6,220	5,267	5,369	21,292
Repayments on line of credit	—	5,011	—	—	5,011
Total contractual obligations	$9,436	$17,231	$5,267	$5,369	$37,303
(1)Represents minimum commitment payments under a four-year cloud computing arrangement. In December 2023, we agreed to amend the cloud computing arrangement and extended the payment period for an additional year.
(2)Represents rental payments under operating leases with remaining non-cancellable terms in excess of one year.

On April 7, 2022, we entered into a corporate card services agreement with Bank of America to provide a purchasing card facility that we utilize for redemption purchases made from vendors as part of our loyalty redemption platform. Expenditures made using the purchasing card facility were payable at least bi-monthly, are not subject to formula-based restrictions and do not bear interest if amounts outstanding are paid when due and in full. The purchasing card facility required us to maintain a concentration account with the lender subject to a minimum liquidity maintenance requirement of $7.0 million along with the accounts receivable of our subsidiary, within the loyalty business. Bakkt Holdings, Inc. serves as the guarantor on behalf of our subsidiary under the commercial purchasing card facility. In March 2024, Bank of America required us to pledge as collateral the amounts which were previously required to be maintained in the concentration account. In April 2024, Bank of America reduced our credit line associated with the purchasing card facility from $35.0 million to $20.0 million. In January 2025, Bank of America further reduced our credit line associated with the purchasing card facility from $20.0 million to $18.0 million and changed payment frequency to weekly. There is no defined maturity date for the purchasing card facility. In March 2025, Bank of America further reduced the credit line to $15.0 million.
On March 19, 2025, we entered into a Cooperation Agreement with DTR and Akshay Naheta, the sole stockholder of DTR, pursuant to which DTR will provide, subject to the negotiation and execution of a definitive commercial agreement, us with certain exclusive payment processing technology, application programming interfaces, and infrastructure to be integrated into our platform for the enablement of global payments processing services in the jurisdictions where we or our affiliates operate.
On the date that is twelve (12) months following the date of on which we initiate processing payments using all or part of DTR’s technology (the “Call Event Deadline”), we shall have the exclusive right (such right, the “Call Option”) to require Mr. Naheta to sell, convey, transfer, assign and deliver to us 100% of the capital stock and all other equity interests of DTR (the “DTR Equity”). This Call Option may be exercised by us at any time prior to the Call Event Deadline. If we do not exercise the Call Option within the Call Event Deadline, then for a period beginning on the date of expiration of the Call Event Deadline and ending on the second anniversary of the Call Event Deadline, if DTR or Mr. Naheta receives an offer or proposal from a third-party to purchase more than 50% of the DTR Equity, then (i) Mr. Naheta shall provide written notice to us of the material financial and other terms and conditions of such offer or proposal (such notice, the “ROFR Notice”) and (ii) for a period of 15 days following receipt of the ROFR Notice, we shall have the right to purchase the DTR Equity on the same terms as set forth in the ROFR Notice (the “ROFR”). The ROFR Notice will expire in the event that (a) the terms proposed by us are not the same or as favorable as those in the ROFR Notice or (b) we exercise the ROFR pursuant to a ROFR Notice but the ROFR transaction is not consummated within 90 days following the date of the ROFR Notice, subject to certain automatic extensions for regulatory approvals, required authorizations or our stockholder approval, which such automatic extension shall not exceed 90 days.
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
As consideration for the sale of the DTR Equity contemplated by a Put Option or a Call Option, Mr. Naheta will be entitled, in exchange for all of the DTR Equity, to a number of shares of the Class A Common Stock, representing at least 19.9% and no more than 31.5%, of our aggregate common stock (which such total shall include the shares of the then outstanding and issued Class A Common Stock and the shares of Class A Common Stock then exchangeable for the paired interests represented by our Class V Common Stock, par value $0.0001 per share), plus the aggregate number of shares of our Class A Common Stock issuable upon full exercise or conversion of any options, warrants or other convertible or derivative securities then outstanding, on an as-converted basis, which shall not include our publicly traded warrants currently listed on the NYSE (BKKT WS) and any warrants to purchases of Class A Common Stock that are below the Bakkt Share Price (as defined below) (the “Bakkt Share Number”) subject to any DTR Adjustment (as defined below); provided that Mr. Naheta will be entitled to a “top up” of additional shares of Class A Common Stock to the extent any such public warrants are actually exercised. Any indebtedness of DTR outstanding immediately prior to the closing of a Call Option or Put Option transaction and certain transaction expenses in excess of $1.0 million incurred by or on behalf of DTR or Mr. Naheta (such amount, the “DTR Value”) shall proportionately reduce the number of shares Mr. Naheta is entitled to receive in a Put Option or Call Option transaction (the “DTR Adjustment”).
If either we or Mr. Naheta shall exercise the above described Call Option or Put Option, respectively, such transaction shall be (i) executed pursuant to a customary purchase agreement that will contain representations, warranties and interim operating covenants by the Company, DTR and Mr. Naheta that are customary for a transaction of this nature (the “Definitive Agreement”), (ii) subject to, among other things, obtaining any required regulatory approvals, non-objections and/or similar authorizations, our stockholder approval (including compliance with any applicable requirements of the NYSE) and Delaware law, (iii) subject to receipt by us of a fairness opinion from an independent financial advisor, (iv) subject to the execution by the parties of a definitive agreement reflecting the commercial arrangement described above, and (v) subject to us having terminated any lines of credit in effect on the date of the Cooperation Agreement and having repaid in full any indebtedness then outstanding and borrowed thereunder. The Definitive Agreement shall also provide for a clause to allow the Special Committee of the Board to pursue any superior proposal for a transaction that, if consummated, would result in our change of control that is conditioned upon the termination of the Put Option; provided, that we will negotiate reasonably and in good faith with any prospective party to include the Put Option or have such Put Option exercised immediately prior to the closing of such proposed transaction. If, after such negotiation, the Put Option will be terminated, we will be obligated to pay Mr. Naheta a termination fee of 3.0% of the DTR Value, as determined immediately prior to the termination of the Put Option.
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
We believe that Adjusted EBITDA provides relevant and useful information, which is used by management in assessing the performance of our business. EBITDA is defined as earnings before interest, income taxes, depreciation, and amortization. Adjusted EBITDA is defined as EBITDA before share-based and unit-based compensation expense, goodwill and intangible assets impairments, restructuring charges, changes in the fair value of our warrant liability and certain other non-cash and/or non-recurring items that do not contribute directly to our evaluation of operating results and are not components of our core business operations. Adjusted EBITDA provides management with an understanding of earnings before the impact of investing and financing transactions and income taxes, and the effects of aforementioned items that do not reflect the ordinary earnings of our operations. This measure may be useful to an investor in evaluating our performance. Adjusted EBITDA is not a measure of our financial performance under GAAP and should not be considered as an alternative to net income (loss) or other performance measures derived in accordance with GAAP. Our definition of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies.
Non-GAAP financial measures like Adjusted EBITDA have limitations, should be considered as supplemental in nature and are not meant as a substitute for the related financial information prepared in accordance with GAAP. The non-GAAP financial measures should be considered alongside other financial performance measures, including net income (loss) and our other financial results presented in accordance with GAAP.
The following table presents a reconciliation of net income (loss), the most directly comparable GAAP operating performance measure, to our Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net income (loss)	$16,239	$(21,275)
Depreciation and amortization	220	57
Interest income, net	(622)	(956)
Income tax expense	49	156
EBITDA	15,886	(22,018)
Share-based and unit-based compensation expense	3,343	8,013
Gain from change in fair value of warrant liability	(32,247)	(9,046)
Impairment of long-lived assets	—	288
Restructuring expenses	228	6,140
Shelf registration expenses	—	200
Transition services expense	—	150
Gain on lease assignment	(1,755)	—
Adjusted EBITDA loss	$(14,545)	$(16,273)
Adjusted EBITDA loss for the three months ended March 31, 2025 decreased by $1.7 million or 10.6% as compared to the three months ended March 31, 2024. The decreased loss was primarily due $6.7 million lower compensation and benefits expense, and $4.0 million lower selling, general and administrative expenses, offset by a $1.6 million increase in professional fees.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP, which requires us to make estimates and apply judgments that affect the reported amounts. In our notes to the unaudited consolidated financial statements, we describe the significant accounting policies used in preparing the consolidated financial statements. Our management has discussed the development, selection, and disclosure of our critical accounting policies and estimates with the Audit and Risk Committee of the Board. For further information about our critical accounting policies and estimates, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K filed with the SEC on March 20, 2025. There have been no material changes to our critical accounting policies and estimates since the filing of our Form 10-K.

Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates and assumptions on various judgments that we believe to be reasonable under the circumstances. The significant estimates and assumptions that affect the financial statements may include, but are not limited to, going concern, income tax valuation allowances, useful lives of intangible assets and property, equipment and software, fair value of financial assets and liabilities, determining provision for credit losses, valuation of acquired tangible and intangible assets, the impairment of intangible assets and goodwill, and fair market value of Bakkt incentive units. Actual results and outcomes may differ from management's estimates and assumptions and such differences may be material to our consolidated financial statements.
Recently Issued and Adopted Accounting Pronouncements
Recently issued and adopted accounting pronouncements are described in Note 2 in the unaudited consolidated financial statements included in this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to management, including our President and Co-Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures, our President and Co-Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2025, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
[As previously disclosed in Part 1, Item 4, “Controls and Procedures” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on May 15, 2024, we identified a material weakness in our internal control over financial reporting relating to the review of the work performed by a third-party valuation specialist. The specialist was used in the valuation of our Class 1 Warrants and Class 2 Warrants issued in connection with the Concurrent Offerings. We designed and implemented measures to remediate this material weakness and improve our overall internal control environment. As of the of date of this filing we have designed and implemented enhanced management review procedures to validate the compliance of third-party valuation specialist’s assumptions with U.S. GAAP and to evaluate the appropriateness of significant unobservable inputs used to measure fair value. Additionally, we have expanded and enhanced existing documentation to demonstrate the level of precision and procedures performed in our review of work prepared by a third-party valuation specialist. As of the date of this filing, the remedial controls are operating effectively and the material weakness is considered remediated.]
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Our management, including our principal executive officer and principal financial officer, believe that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.

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
The results of any litigation cannot be predicted with certainty, and an unfavorable resolution in any legal proceedings could materially affect our future business, results of operations, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. For additional information regarding our ongoing legal proceedings, refer to Notes 13 and 18 in our unaudited consolidated financial statements included in this Report.

Item 1A. Risk Factors.
In addition to the information set forth in this Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors” included in our Form 10-K, which could materially affect our businesses, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results. There have been no material changes in our risk factors from those described in our Form 10-K other than as set forth below.
We may not realize the expected benefits under the Cooperation Agreement, including failing to enter into a commercial agreement with DTR or successfully integrating our platform with DTR’s technology, and may be unable to successfully negotiate the terms to acquire DTR, either of which could adversely affect our business, financial condition and results of operations.
On March 19, 2025, we entered into the Cooperation Agreement , pursuant to which, among other things, DTR agreed to provide us with, subject to the negotiation and execution of a definitive commercial agreement, certain exclusive payment processing technology, application programming interfaces, and infrastructure to be integrated into our platform for the enablement of global payments processing services in the jurisdictions where we or our affiliates operate. While we expect to enter into a definitive commercial agreement with DTR in the second quarter of 2025 and integrate our platform with DTR’s technology to establish mutually beneficial stablecoin-based payment services which we expect to launch during the third quarter of 2025, we may be unsuccessful in reaching an agreement regarding a commercial relationship with DTR on terms favorable to us, if at all, and, even if we do reach a commercial agreement, we may be unsuccessful in integrating our platform with DTR’s technology, such integration may take substantially longer than we expect, we may be unsuccessful in obtaining the necessary regulatory approvals, and client and user interest in the expanded platform and potential new offerings thereunder may be less than expected. Such risks may be compounded by Akshay Nehata, who directly or indirectly, wholly owns DTR, serving as our Co-Chief Executive Officer and on the Board.
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

Moreover, if we establish terms of the Call Option and the Put Option, and we acquire DTR or DTR exercises its right for us to acquire DTR, we may not realize the expected benefits of such acquisition. For additional information regarding the risks related to potential acquisitions, see “Item 1A.—Risk Factors—Risks Related to Our Business, Finances and Operations— Acquisitions, strategic investments, partnerships, or alliances may be difficult to identify. We may not realize the anticipated benefits of past or future investments, strategic transactions or acquisitions and integration of these acquisitions may pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value or otherwise adversely affect our business, financial condition and results of operations” in our Form 10-K.
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

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1	Amendment No. 1 To Membership Interest Purchase Agreement, dated as of March 30, 2023, by and among the Company, Bakkt Marketplace, Apex Fintech Solutions Inc. and Apex Crypto, LLC.	8-K	001-39544	2.2	April 3, 2023

3.1	Certificate of Incorporation of the Company, as currently in effect	S-8	333-280724	4.1	July 9, 2024

3.2	By-laws of the Company, as currently in effect	8-K	001-39544	3.2	October 21, 2021

10.1	Cooperation Agreement, dated March 19, 2025, by and among the Company, DTR, and Akshay Naheta.	10-K	001-39544	10.32	March 20, 2025

10.2	Executive Employment Agreement, dated as of March 19, 2025, by and between the Company and Akshay Naheta.	10-K	001-39544	10.33	March 20, 2025

10.3	Employment Agreement Amendment, dated March 19, 2025, by and between the Company and Andrew Main.	10-K	001-39544	10.34	March 20, 2025
10.4	Form of Performance Stock Unit Agreement by and between the Company. and Akshay Naheta.	S-8	333-286645	4.4	April 18, 2025

10.5	Form of Restricted Stock Unit Agreement by and between the Company and Akshay Naheta.	S-8	333-286645	4.5	April 18, 2025

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Bakkt Holdings, Inc.

Date: May 12, 2025	By:	/s/ Andrew Main
Andrew Main
Co-Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 12, 2025	By:	/s/ Karen Alexander
Karen Alexander
Chief Financial Officer (Principal Financial Officer)

Date: May 12, 2025	By:	/s/ Joseph Henderson
Joseph Henderson
Chief Accounting Officer (Principal Accounting Officer)