Form 10-Q
period 2025-06-30
Bakkt Holdings, Inc.
filed 2025-08-11
CIK 1820302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of August 8, 2025, there were 14,373,519 shares of the registrant’s Class A Common Stock, 7,177,076 shares of Class V Common Stock, and 7,140,383 public warrants issued and outstanding.

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
•the growth of the crypto industry and the improving regulatory environment for crypto:
•the expected impacts from the adoption of our investment policy (“Investment Policy”) and related treasury strategy; and
•    and expansion plans and opportunities.
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
You should not place undue reliance on these forward-looking statements. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to:
•the Company’s ability to continue as a going concern;
•the Company’s ability to grow and manage growth profitably;
•the possibility that the Company may be unable to obtain the applicable regulatory approvals to execute on the commercial agreement with Distributed Technologies Research Global Ltd. (“DTR”);
•whether the Company will be able to successfully integrate its operations with those of DTR, including its infrastructure, and achieve the expected benefits therefrom;
•the regulatory environment for crypto currencies and digital stablecoin payments;
•changes in the Company’s business strategy, including its adoption of its updated Investment Policy (“Investment Policy”) and related treasury strategy, including the Company’s ability to successfully consummate acquisitions, integrate or manage investments in potential acquisition targets, including MarushoHotta Co.;
•the price of digital assets, including Bitcoin;

•risks associated with owning digital assets, including Bitcoin, including price volatility, limited liquidity and trading volumes, relative anonymity, potential widespread susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges and other risks inherent in its entirely electronic, virtual, form and decentralized network;
•the fluctuation of the Company’s operating results, including because the Company may be required to account for its digital assets at fair value;
•the Company’s ability to time the price of its purchase of digital assets pursuant to its strategy;
•the impact of the market value of digital assets on the Company’s ability to satisfy its financial obligations, including any debt financings;
•unrealized fair value gains on its digital asset holdings subjecting the Company to the corporate alternative minimum tax;
•legal, commercial, regulatory and technical uncertainty regarding digital assets and enhanced regulatory oversight of companies holding digital assets including the possibility that regulators reclassify any digital assets the Company holds, including Bitcoin, as a security causing the Company to be in violation of securities laws and be classified as an “investment company” under the Investment Company Act of 1940;
•competition by other Bitcoin treasury companies and the availability of spot-traded products for Bitcoin;
•enhanced regulatory oversight as a result of the Company’s Investment Policy and related treasury strategy;
•the possibility of experiencing greater fraud, security failures or operational problems on digital asset trading venues compared to trading venues for more established asset classes, and any malfunction, breakdown or abandonment of the underlying blockchain protocols, or other technological difficulties, may prevent access to or use of such digital assets;
•the concentration of the Company’s expected digital asset holdings relative to non-digital assets;
•the inability to use the Company’s digital asset holdings as a source of liquidity to the same extent as cash and cash equivalents, due to, for example, risks associated with digital assets and other risks inherent to its entirely electronic, virtual form and decentralized network;
•the Company or a third-party service provider experiencing a security breach or cyber-attack where unauthorized parties obtain access to its digital assets;
•the loss of access to or theft or data loss of the Company’s digital assets, which could be unrecoverable due to the immutable nature of blockchain transactions; if the Company elects to hold its digital assets through a third-party custodian, the loss of direct control over its digital assets and dependence on the custodian’s security practices and operational integrity which may lead to the loss of its digital assets as a result of the insolvency of the custodian, theft by employees or insiders of the custodian or if the custodian’s security measures are comprised, including as a result of a cyber-attack;
•the Company not being subject to the legal and regulatory protections applicable to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers;
•the non-performance, breach of contract or other violations by counterparties assisting the Company in effecting its Investment Policy and related treasury strategy;
•the Company’s future capital requirements and sources and uses of cash, including funds to satisfy its liquidity needs;
•changes in the market in which the Company competes, including with respect to its competitive landscape, technology evolution or changes in applicable laws or regulations;
•changes in the markets that the Company targets;

•volatility and disruptions in the crypto, digital payments and stablecoin markets that subject the Company to additional risks, including the risk that banks may not provide banking services to the Company and market sentiments regarding crypto currencies, digital payments and stablecoins;
•the possibility that the Company may be adversely affected by other macroeconomic, geopolitical, business, and/or competitive factors;
•the Company’s ability to launch new services and products, including with its expected commercial partners, or to profitably expand into new markets and services;
•the Company’s ability to execute its growth strategies, including identifying and executing acquisitions and divestitures and the Company’s initiatives to add new clients;
•the Company’s ability to reach definitive agreements with its expected commercial counterparties;
•the Company’s failure to comply with extensive government regulations, oversight, licensure and appraisals;
•uncertain and evolving regulatory regime governing blockchain technologies, stablecoins, digital payments and crypto;
•the Company’s ability to establish and maintain effective internal controls and procedures;
•the exposure to any liability, protracted and costly litigation or reputational damage relating to the Company’s data security;
•the impact of any goodwill or other intangible assets impairments on the Company’s operating results;
•the Company’s ability to maintain the listing of its securities on the New York Stock Exchange;
•and other risks and uncertainties indicated in the Company’s filings with the SEC, including its most recent Annual Report on Form 10-K for the year ended December 31, 2024, its quarterly report on Form 10-Q for the quarter ended March 31, 2025, the risks regarding the Company’s adoption of its Investment Policy set forth in Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission on June 10, 2025 and the risks set forth under Part II – Item 1A Risk Factors of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).

Bakkt Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	As of June 30, 2025 (Unaudited)	As of December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$43,493	$39,049
Restricted cash	17,965	24,889
Customer funds	21,336	88,566
Accounts receivable, net	23,306	24,648
Prepaid insurance	2,068	3,972
Other current assets	2,294	2,721
Total current assets	110,462	183,845
Property, equipment and software, net	1,839	2,064
Goodwill	64,658	68,001
Intangible assets	2,900	2,900
Other assets	10,281	12,567
Total assets	$190,140	$269,377
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$42,683	$39,911
Customer funds payable	21,336	88,566
Deferred revenue, current	1,630	1,605
Due to related party	—	2,360
Convertible debentures, net	22,307	—
Other current liabilities	5,236	5,277
Total current liabilities	93,192	137,719
Deferred revenue, noncurrent	2,062	2,621
Warrant liability	23,279	46,923
Other noncurrent liabilities	13,782	19,261
Total liabilities	132,315	206,524
Commitments and contingencies (Note 14)
Class A Common Stock ($0.0001 par value, 60,000,000 shares authorized, 6,974,740 shares issued and outstanding as of June 30, 2025 and 6,510,885 shares issued and outstanding as of December 31, 2024)	1	1
Class V Common Stock ($0.0001 par value, 10,000,000 shares authorized, 7,177,076 shares issued and outstanding as of June 30, 2025 and 7,178,303 shares issued and outstanding as of December 31, 2024)	1	1
Additional paid-in capital	840,671	832,693
Accumulated other comprehensive loss	(395)	(841)
Accumulated deficit	(804,984)	(797,960)
Total Bakkt Holdings, Inc. stockholders' equity	35,294	33,894
Noncontrolling interest	22,531	28,959
Total equity	57,825	62,853
Total liabilities and equity	$190,140	$269,377

The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Revenues:
Crypto services	$568,103	$497,141	$1,633,859	$1,338,481
Loyalty services, net	9,779	12,757	18,933	25,999
Total revenues	577,882	509,898	1,652,792	1,364,480
Operating expenses:
Crypto costs	561,074	491,701	1,615,709	1,323,673
Execution, clearing and brokerage fees	4,139	3,392	11,832	9,022
Compensation and benefits	20,124	22,381	37,943	46,912
Professional services	4,069	3,639	9,261	7,274
Technology and communication	2,901	3,651	6,469	9,423
Selling, general and administrative	3,590	5,516	7,419	13,326
Depreciation and amortization	154	117	374	174
Related party expenses	—	150	—	300
Impairment of long-lived assets	—	—	—	288
Restructuring expenses	—	926	228	7,067
Other operating expenses	320	442	566	875
Total operating expenses	596,371	531,915	1,689,801	1,418,334
Operating loss	(18,489)	(22,017)	(37,009)	(53,854)
Interest income, net	(53)	1,245	568	2,201
(Loss) gain from change in fair value of warrant liability	(8,604)	(15,114)	23,644	(6,068)
Other (expense) income, net	(2,946)	448	(1,008)	1,164
Loss before income taxes	(30,092)	(35,438)	(13,805)	(56,557)
Income tax expense	(60)	(74)	(110)	(230)
Net loss	(30,152)	(35,512)	(13,915)	(56,787)
Less: Net loss attributable to noncontrolling interest	(15,418)	(19,088)	(6,889)	(32,198)
Net loss attributable to Bakkt Holdings, Inc.	$(14,734)	$(16,424)	$(7,026)	$(24,589)

Net loss per share attributable to Class A Common Stockholders:
Basic	$(2.16)	$(2.67)	$(1.05)	$(4.66)
Diluted	$(2.16)	$(2.67)	$(1.05)	$(4.66)
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(Unaudited)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net loss	$(30,152)	$(35,512)	$(13,915)	$(56,787)
Currency translation adjustment, net of tax	886	(199)	915	(620)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	157	—	(1)
Comprehensive loss	(29,266)	(35,554)	(13,000)	(57,408)
Comprehensive loss attributable to noncontrolling interest	(14,963)	(19,111)	(6,419)	(32,580)
Comprehensive loss attributable to Bakkt Holdings, Inc.	$(14,303)	$(16,443)	$(6,581)	$(24,828)
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Changes in Equity
(in thousands, except share data)
(Unaudited)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Bakkt Stockholders' Equity	Noncontrolling Interest	Total Equity
	Shares	$	Shares	$
Balance as of December 31, 2024	6,510,885	$1	7,178,303	$1	$832,693	$(797,960)	$(841)	$33,894	$28,959	$62,853
Share-based compensation	—	—	—	—	3,343	—	—	3,343	—	3,343
Shares issued upon vesting of share-based awards, net of tax withholding	144,937	—	—	—	(906)	—	—	(906)	—	(906)
Exercise of Warrants	4	—	—	—	1	—	—	1	—	1
Exchange of Class V shares for Class A shares	529	—	(529)	—	3	—	—	3	(3)	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	14	14	15	29
Net income	—	—	—	—	—	7,710	—	7,710	8,529	16,239
Balance as of March 31, 2025	6,656,355	$1	7,177,774	$1	$835,134	$(790,250)	$(827)	$44,059	$37,500	$81,559
Share-based compensation	—	—	—	—	6,338	—	—	6,338	—	6,338
Shares issued upon vesting of share-based awards, net of tax withholding	317,687	—	—	—	(806)	—	—	(806)	—	(806)
Exchange of Class V shares for Class A shares	698	—	(698)	—	5	—	—	5	(5)	—
Currency translation adjustment, net of tax	—	—	—	—		—	432	432	454	886
Net loss	—	—	—	—	—	(14,734)	—	(14,734)	(15,418)	(30,152)
Balance as of June 30, 2025	6,974,740	$1	7,177,076	$1	$840,671	$(804,984)	$(395)	$35,294	$22,531	$57,825

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Bakkt Stockholders' Equity	Noncontrolling Interest	Total Equity
	Shares	$	Shares	$
Balance as of December 31, 2023	3,793,837	$—	7,200,064	$1	$799,683	$(751,301)	$(101)	$48,282	$87,432	$135,714
Share-based compensation	—	—	—	—	8,013	—	—	8,013	—	8,013
Shares issued upon vesting of share-based awards, net of tax withholding	118,593	—	—	—	(2,259)	—	—	(2,259)	—	(2,259)
Equity offerings, net of issuance costs	1,955,924	1	—	—	11,268	—	—	11,269	—	11,269
Exchange of Class V shares for Class A shares	4,725	—	(4,725)	—	63	—	—	63	(63)	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	(160)	(160)	(261)	(421)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(60)	(60)	(98)	(158)
Net loss	—	—	—	—	—	(8,165)	—	(8,165)	(13,110)	(21,275)
Balance as of March 31, 2024	5,873,079	$1	7,195,339	$1	$816,768	$(759,466)	$(321)	$56,983	$73,900	$130,883
Share-based compensation	—	—	—	—	2,406	—	—	2,406	—	2,406
Shares issued upon vesting of share-based awards, net of tax withholding	86,178	—	—	—	(59)	—	—	(59)	—	(59)
Exercise of warrants	12
Equity offerings, net of issuance cost	350,881	—	—	—	4,903	—	—	4,903	—	4,903
Exchange of Class V shares for Class A shares	398	—	(398)	—	5	—	—	5	(5)	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	(92)	(92)	(107)	(199)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	72	72	85	157
Net loss	—	—	—	—	—	(16,424)	—	(16,424)	(19,088)	(35,512)
Balance as of June 30, 2024	6,310,548	$1	7,194,941	$1	$824,023	$(775,890)	$(341)	$47,794	$54,785	$102,579

The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Cash flows from operating activities:
Net loss	$(13,915)	$(56,787)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	374	174
Non-cash lease expense	566	989
Share-based compensation expense	9,681	10,419
Impairment of long-lived assets	—	288
Loss on sale of Bakkt Trust	2,301	—
Gain on lease assignment	(1,755)	—
(Gain) loss from change in fair value of warrant liability	(23,644)	6,068
Other	87	2
Changes in operating assets and liabilities:
Accounts receivable	1,672	6,035
Prepaid insurance	1,904	7,105
Accounts payable and accrued liabilities	3,592	(15,739)
Due to related party	(2,360)	(570)
Deferred revenue	(535)	(2,410)
Operating lease liabilities	(2,698)	(1,934)
Customer funds payable	(67,230)	20,405
Assets and liabilities of businesses held for sale	(3,476)	—
Other assets and liabilities	(493)	(1,585)
Net cash used in operating activities	(95,929)	(27,540)
Cash flows from investing activities:
Capitalized internal-use software development costs and other capital expenditures	(149)	(2,234)
Purchase of available-for-sale securities	—	(17,996)
Proceeds from the settlement of available-for-sale securities	—	22,223
Proceeds from Sale of Bakkt Trust	4,518	—
Net cash provided by investing activities	4,369	1,993
Cash flows from financing activities:
Proceeds from Concurrent Offerings, net of issuance costs	—	46,505
Proceeds from the exercise of warrants	1	3
Withholding tax payments on net share settlements on equity awards	(1,712)	(2,318)
Proceeds from borrowings on revolving credit facility	5,000	—
Repayments on revolving credit facility	(5,000)	—
Cash paid for financing fees	(775)	—
Proceeds from issuance of convertible debentures	23,750	—
Net cash provided by financing activities	21,264	44,190
Effect of exchange rate changes	915	(620)
Net (decrease) increase in cash, cash equivalents, restricted cash, customer funds and deposits	(69,381)	18,023
Cash, cash equivalents, restricted cash, customer funds and deposits at the beginning of the period	153,746	118,498
Cash, cash equivalents, restricted cash, customer funds and deposits at the end of the period	$84,365	$136,521
Supplemental disclosure of non-cash investing and financing activity:
Capitalized internal-use software development costs and other capital expenditures included in accounts payable and accrued liabilities	$—	$378
Reconciliation of cash, cash equivalents, restricted cash, customer funds and deposits to consolidated balance sheets:
Cash and cash equivalents	$43,493	$47,499
Restricted cash	17,965	34,031
Customer funds	21,336	53,330
Deposits (Note 5)	1,571	1,661
Total cash, cash equivalents, restricted cash and customer funds	$84,365	$136,521

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
On April 1, 2023 we completed the acquisition of 100% of the ownership interests of Apex Crypto LLC ("Apex Crypto") and subsequently changed the name of Apex Crypto to Bakkt Crypto Solutions, LLC ("Bakkt Crypto Solutions"), effective June 12, 2023. On March 20, 2024, Bakkt Crypto Solutions merged with and into Bakkt Marketplace, LLC ("Bakkt Marketplace"), with Bakkt Marketplace as the surviving entity in the merger. Bakkt Marketplace was then renamed to Bakkt Crypto Solutions, LLC ("Bakkt Crypto").
Description of Business
We provide, or are working to provide, simplified solutions focused in the following areas:
Crypto
Trading. Our platform provides customers with the ability to buy, sell and store crypto via application programming interfaces or embedded web experience. We enable clients in various industries to provide their customers with the ability to transact in crypto directly in their trusted environments. As of June 30, 2025, we currently facilitate transactions in the crypto assets listed in the table below.

Crypto Asset	Symbol
Aave	AAVE
Cardano	ADA
Algorand	ALGO
ApeCoin	APE
Arbitrum	ARB
Cosmos	ATOM
Avalanche	AVAX
Basic Attention Token	BAT
Bitcoin Cash	BCH
Binanca Coin	BNB
Bonk	BONK
Bitcoin	BTC
Compound	COMP
Curve DAO	CRV
Dogecoin	DOGE
Polka Dot	DOT
Ethereum Classic	ETC
Ethereum	ETH
Filecoin	FIL
Gala	GALA
The Graph	GRT
Hedera	HBAR
Internet Computer Protocol	ICP
Lido DAO	LDO
Chainlink	LINK
Litecoin	LTC
NEAR Protocol	NEAR
Optimism	OP
Pepe Coin	PEPE
Polygon Ecosystem Token	POL
Pump	PUMP
The Sandbox	SAND
Shiba Inu	SHIB
Solana	SOL
Sui	SUI
Celestia	TIA
Toncoin	TON
TRUMP	$TRUMP
Tron	TRX
Uniswap	UNI
USD Coin	USDC
Dog Wif Hat	WIF
Stellar	XLM
Ripple	XRP

•Custody. Prior to November 2024, we offered an institutional-grade qualified custody solution through our subsidiary, Bakkt Trust Company LLC (“Bakkt Trust”), a limited purpose trust company that was supervised by the New York State Department of Financial Services (“NYDFS”) and governed by an independent Board of Managers. In November 2024, we amended Bakkt Trust’s supervisory agreement with NYDFS; this amendment provided for lower capital requirements for Bakkt Trust in exchange for its suspension of all customer activities. In March 2025, we reached a definitive agreement to sell Bakkt Trust to Intercontinental Exchange, Inc., which closed on May 15, 2025. In connection with the acquisition of Apex Crypto, we acquired third-party custodial relationships with BitGo and Coinbase Custody, which are currently used by Bakkt Crypto for custody and coin transfers, where applicable. In addition, Bakkt Crypto also self-custodies select coins to facilitate consumer withdrawals.
Bakkt Crypto holds a New York State virtual currency license (commonly referred to as a "BitLicense"), and money transmitter licenses from all states throughout the U.S. where such licenses are required for the operation of its business and is registered as a money services business with the Financial Crimes Enforcement Network of the United States Department of the Treasury.
As of June 30, 2025, we offer crypto services in the U.S., Latin America, Europe, and Asia.
Loyalty
We offer a full spectrum of supplier content through configurable, white-label e-commerce storefronts that end users can acquire via redemption of loyalty points. Our redemption catalog spans a variety of rewards categories including travel, gift cards and merchandise, including a unique Apple product and services storefront. Our travel solution offers a retail e-commerce booking platform with direct supplier integrations, as well as a U.S.-based call center for live-agent booking and servicing. Our platform provides a unified shopping experience that is built to seamlessly extend our customers’ loyalty strategies and user experience for their loyalty programs. Our platform’s functionality includes a mobile-optimized user interface, numerous configurations to support diverse program needs, promotional campaign services, comprehensive fraud protection capabilities and the ability to split payments across both loyalty points and credit cards. On July 23, 2025, we agreed to sell the loyalty business. See Note 19 for further details.
2.Summary of Significant Accounting Policies
The Company's accounting policies are as set forth in the notes to its Annual Report on Form 10-K for the year ended December 31, 2024 (the "Form 10-K").
Basis of Presentation
The accompanying unaudited interim consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In addition, certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements in order to conform to current presentation.
In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or for any other future annual or interim period. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes thereto included in the Form 10-K.
On April 29, 2024, following approval by our stockholders and Board of Directors (the “Board”), Bakkt effected a reverse stock split (the “Reverse Stock Split”) of its Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”), and Class V Common Stock, par value $0.0001 per share (“Class V Common Stock” and collectively with the Class A Common Stock, the “Common Stock”), at a ratio of 1-for-25 (the “Reverse Stock Split Ratio”). The Company's Class A Common Stock began trading on a reverse-split adjusted basis on the New York Stock Exchange (the "NYSE") as of the open of trading on April 29, 2024. All outstanding warrants and share-based awards were also adjusted on a 1-for-25 basis. As such, the Reverse Stock Split has been retroactively applied to all share and per share information throughout this Quarterly Report on Form 10-Q (unless otherwise noted).

Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates and assumptions on historical experience and various judgments that it believes to be reasonable under the circumstances. The significant estimates and assumptions that affect the financial statements may include, but are not limited to, those that are related to going concern, income tax valuation allowances, useful lives and fair value of intangible assets and property, equipment and software, fair value of financial assets and liabilities, determining provision for doubtful accounts, valuation of acquired tangible and intangible assets, the impairment of intangible and long-lived assets and goodwill, issued warrants, and fair market value of stock-based awards. Actual results and outcomes may differ from management’s estimates and assumptions and such differences may be material to the Company's audited consolidated financial statements.
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
Convertible Debentures
On June 18, 2025, the Company issued a $25.0 million convertible debenture that is classified as a liability in accordance with ASC 470-20, Debt with Conversion and Other Options. The debenture may be converted into shares of the Company's Class A Common Stock at the option of the holder. Because the conversion option does not require separate accounting, the liability was initially measured at the proceeds received. The convertible debenture is reported at amortized cost each reporting period. The original discount on the debenture and issuance costs are being amortized to interest expense over the term of the debenture using the effective interest method.

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
At each reporting period, in accordance with U.S. GAAP, management evaluates whether there are conditions or events that raise substantial doubt about the Company's ability to continue as a going concern within one year after the date the financial statements are issued. In accordance with U.S. GAAP, the initial evaluation can only include management’s plans that have been fully implemented as of the issuance date. Operating forecasts for new products/markets cannot be considered in the initial evaluation as those product/market launches have not been fully implemented.
Accordingly, management's evaluation entails analyzing prospective fully implemented operating budgets and forecasts for expectations of the Company's cash needs and comparing those needs to the current cash and cash equivalent balances. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company's ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.
Evaluation in conjunction with the issuance of the June 30, 2025 unaudited consolidated financial statements
Since inception, the Company has consumed cash in excess of cash inflows from operations and fundraising. The Company’s accumulated deficit totaled $805.0 million as of June 30, 2025. Due to ongoing losses, the Company has been working to optimize capital allocation and reduce cash expenses since the fourth quarter of 2022. On March 14, 2025, Webull Pay LLC ("Webull"), the Company's largest Crypto client, notified Bakkt that it would not renew its agreement that ended on June 14, 2025. Webull’s decision not to renew its agreement with Bakkt has and is expected to continue to materially reduce the Company's Crypto services revenue, although the Company continues to service a limited number of states under an amended agreement with Webull. Following the notice from Webull, the Company executed further cost reduction measures, including personnel reductions and, a hiring freeze, and is making changes to its agreements with vendors, and additional discretionary spending cuts to preserve and extend cash to fund operations.
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
Historically, the Company’s sources of liquidity included cash and cash equivalents, available-for-sale securities and equity offerings. As discussed in Note 6, on June 17, 2025, the Company entered into a Securities Purchase Agreement, under which an investor purchased a $25.0 million convertible debenture from the Company for a price of $23.8 million in a private placement (the "Private Placement"). The Private Placement closed on June 18, 2025. Additionally, as discussed in Note 19, on July 30, 2025, the Company raised $75.0 million of gross proceeds prior to underwriting fees and expenses from an offering of common stock and pre-funded warrants. The Company intends to use the net proceeds from the Private Placement for working capital and general corporate purposes. The Company intends to use the proceeds from the common stock and pre-funded warrant issuance to purchase Bitcoin and other digital assets in accordance with its Investment Policy, for working capital and general corporate purposes.
As discussed in Note 8, on August 12, 2024, the Company secured a $40.0 million revolving credit facility with Intercontinental Exchange Holdings, Inc. ("ICE"), a major shareholder (the “ICE Credit Facility”). On March 27, 2025, the Company drew $5.0 million under the ICE Credit Facility. The Company repaid all outstanding principal and interest on the ICE Credit Facility on June 18, 2025. As discussed in Note 19, the Company cancelled the ICE Credit Facility on July 30, 2025.
Management believes that the Company's cash and cash equivalents and net proceeds from the Private Placement and common stock and pre-funded warrant issuance will be sufficient to fund Bakkt's operations for 12 months from the date of these financial statements are issued.
Recently Adopted Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Topic 350-60), Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which requires entities measure assets that meet the scope criteria at fair value with changes recognized in net income each reporting period. ASU 2023-08 also requires enhanced disclosures for interim and annual periods. The ASU is effective for fiscal years beginning after December 15, 2024, including interim periods within those years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280, Segment Reporting on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. The adoption of this ASU did not impact the Company's consolidated financial results of operations, but it did result in enhanced segment disclosures in the notes to the consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06"). This ASU simplifies the accounting for convertible instruments by eliminating certain separation models and improves the consistency of earnings per share calculations by requiring the use of the if-converted method for all convertible instruments. It also enhances disclosures about the terms of convertible instruments and contract in an entity's own equity. ASU 2020-06 was effective for fiscal years beginning after December 15, 2023, including interim periods within those years. In connection with the Convertible debenture issued in June 2025, the Company is subject to and adopted ASU 2020-06. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which will require additional tax disclosures, predominantly related to the effective income tax rate reconciliation and income taxes paid. The updated standard will be effective for our annual periods beginning in fiscal 2025. Early adoption is permitted. Management is evaluating the impact that the updated standard will have on the Company's consolidated financial statement disclosures.
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
3.Revenue from Contracts with Customers
Disaggregation of Revenue
We disaggregate revenue by service type and by platform as follows (in thousands):

Service Type	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Transaction revenue	$573,855	$503,717	$1,644,562	$1,351,701
Subscription and service revenue	4,027	6,181	8,230	12,779
Total revenue	$577,882	$509,898	$1,652,792	$1,364,480

Platform	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Loyalty redemption platform, net	$9,779	$12,757	$18,933	$25,999
Crypto services	568,103	497,141	1,633,859	1,338,481
Total revenue	$577,882	$509,898	$1,652,792	$1,364,480
We recognized revenue from foreign jurisdictions of $0.9 million and $1.3 million for the three and six months ended June 30, 2025, respectively, and $10.5 million and $24.9 million for the three and six months ended June 30, 2024, respectively.
We have one reportable segment to which our revenues relate.
Deferred Revenue
Contract liabilities consist of deferred revenue for amounts invoiced prior to us meeting the criteria for revenue recognition. We invoice customers for service fees at the beginning of service performance, and such fees are recognized as revenue over time as we satisfy performance obligations. Contract liabilities are classified as “Deferred revenue, current” and “Deferred revenue, noncurrent” in our consolidated balance sheets. The activity in deferred revenue for the six months ended June 30, 2025 and June 30, 2024, respectively, was as follows (in thousands):

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Beginning of the period contract liability	$4,226	$7,480
Revenue recognized from contract liabilities included in the beginning balance	(1,081)	(2,815)
Increases due to cash received, net of amounts recognized in revenue during the period	547	405
End of the period contract liability	$3,692	$5,070
Remaining Performance Obligations
As of June 30, 2025, the aggregate amount of the transaction price allocated to the remaining performance obligations related to partially completed contracts was $8.4 million, comprised of $4.7 million of subscription fees and $3.7 million of service fees that were deferred. We recognize our subscription fees as revenue over a weighted-average period of 13 months (ranges from 2 months to 15 months) and our service fees as revenue over approximately 13 months.

As of June 30, 2024, the aggregate amount of the transaction price allocated to the remaining performance obligations related to partially completed contracts was $15.4 million, comprised of $10.3 million of subscription fees and $5.1 million of service fees that were deferred. We recognize our subscription fees as revenue over a weighted-average period of 20 months (ranges from 2 months to 27 months) and our service fees as revenue over approximately 33 months.
Contract Costs
For the three and six months ended June 30, 2025 and June 30, 2024, we incurred no incremental costs to obtain and/or fulfill contracts with customers.
4.Goodwill and Intangible Assets, Net
Changes in goodwill consisted of the following (in thousands):

Balance as of January 1, 2025
Goodwill	$1,579,265
Accumulated impairment	(1,511,264)
68,001

Sale of Bakkt Trust	(3,343)

Balance as of June 30, 2025
Goodwill	1,575,922
Accumulated impairment	(1,511,264)
$64,658
During the quarter ended June 30, 2025, the Company completed the sale of Bakkt Trust. As part of the sale, approximately $3.3 million of goodwill was included in the carrying amount of Bakkt Trust upon sale and in determining the loss on sale.
Bakkt management did not identify any indicators of impairment related to goodwill and other intangible assets during the three months ended June 30, 2025.
On March 14, 2025, the Company's largest crypto client, Webull, notified the Company that it would not renew its agreement with Bakkt that ended on June 14, 2025, although the Company continues to service a limited number of states under an amended agreement with Webull. Due to the significance of Webull to the Company's historical Crypto services revenue, Bakkt management determined that the non-renewal notification was a triggering event indicating a potential impairment of the Company's goodwill during the three months ended March 31, 2025. Bakkt management elected to bypass performing a qualitative assessment and proceeded directly to a quantitative impairment assessment.
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
Management did not identify any indicators of impairment during the three months ended June 30, 2024. During the three months ended March 31, 2024, management identified a triggering event related to the significant decline in the Company's stock price, indicating a potential impairment of the Company's goodwill. Management determined no goodwill impairment charge was required based on a comparison of the Company's market capitalization against the carrying value of its equity.
Intangible assets consisted of the following (in thousands):

	June 30, 2025
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks / trade names	Indefinite	$2,900	$—	$2,900
Total		$2,900	$—	$2,900

	December 31, 2024
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks / trade names	Indefinite	2,900	—	2,900
Total		$2,900	$—	$2,900
We did not record any amortization of intangible assets for the three and six months ended June 30, 2025 or June 30, 2024 as our finite-lived intangible assets have been fully impaired.

Estimated future amortization for definite-lived intangible assets as of June 30, 2025 was zero as our finite-lived intangible assets had been fully impaired.
5.Consolidated Balance Sheet Components
Accounts Receivable, Net
Accounts receivable, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Trade accounts receivable	$14,167	$11,768
Receivables from customers, clients and liquidity partners	3,994	5,833
Unbilled receivables	1,649	2,296
Deposits	1,571	1,242
Other receivables	2,536	4,527
Total accounts receivable	23,917	25,666
Less: Allowance for doubtful accounts	(611)	(1,018)
Total	$23,306	$24,648
Deposits includes cash, as noted on the consolidated statements of cash flows, at clearing agencies used to settle customer transactions. Amounts payable and receivable to our liquidity providers are reported net by counterparty when the right of offset exists.

Other Current Assets
Other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid expenses	$2,143	$2,569
Other	151	152
Total	$2,294	$2,721
Property, Equipment and Software, Net
Property, equipment and software, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Internal-use software	$2,057	$1,917
Other computer and network equipment	876	867
Leasehold improvements	276	276
Property, equipment and software, gross	3,209	3,060
Less: accumulated amortization and depreciation	(1,370)	(996)
Total	$1,839	$2,064
For the three and six months ended June 30, 2025, depreciation and amortization expense related to property, equipment and software amounted to $0.2 million and $0.4 million, of which $0.1 million and $0.3 million, respectively, related to amortization expense of capitalized internal-use software placed in service.

For the three and six months ended June 30, 2024, depreciation and amortization expense related to property, equipment and software amounted to $0.1 million and $0.2 million, of which $0.1 million and $0.1 million, respectively, related to amortization expense of capitalized internal-use software placed in service.
Other Assets
Other assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Operating lease right-of-use assets	$7,102	$9,735
Other	3,179	2,832
Total	$10,281	$12,567
The Company accounts for crypto it owns as indefinite-lived intangible assets and initially measures such crypto assets at cost (under a first-in, first-out basis). These assets are not amortized, but are measured at fair value each reporting period with changes recognized in net income (loss). Bakkt generally holds a nominal amount of each crypto asset it supports on its platform to facilitate trades and settlements, if necessary. The crypto assets are reported in "Other assets" on the consolidated balance sheets and fair value changes are recognized in "other (expense) income, net" on the consolidated statements of operations. The Company's owned crypto assets are typically liquidated on a daily basis during the fulfillment of customer orders and settlement with liquidity providers. Fair value changes were not material for the three and six months ended June 30, 2025. Bakkt's owned crypto assets were $1.4 million and $1.2 million as of June 30, 2025 and December 31, 2024. We classify cash flows from crypto within cash flows from operating activities.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accounts payable	$5,371	$6,460
Payables to clients and customers	9,067	6,322
Accrued expenses	17,376	14,603
Purchasing card payable	5,493	4,475
Salaries and benefits payable	2,036	1,252
Loyalty revenue share liability	2,542	4,261
Other	798	2,538
Total	$42,683	$39,911
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Current maturities of operating lease liability	3,237	4,279
Other	1,999	998
Total	$5,236	$5,277

Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Operating lease liability, noncurrent	$13,782	$19,261
Total	$13,782	$19,261

6.Convertible Debenture
On June 17, 2025, we entered into the Private Placement with YA II PN, LTD., a Cayman Islands exempt limited company (the “Investor”). The Private Placement closed on June 18, 2025.
Pursuant to the terms of the Private Placement, the Investor purchased a $25 million convertible debenture (the “Convertible Debenture”) from the Company for a price of $23.75 million (the “Purchase Amount”). The Company intends to use the net proceeds from the Private Placement for working capital and general corporate purposes.
The Convertible Debenture accrues interest on the outstanding principal balance at an annual rate equal to 0%, which will increase to an annual rate of 18% upon the occurrence of an Event of Default (as defined in the Convertible Debenture) for so long as the Event of Default remains uncured. The Convertible Debenture will mature on the first anniversary of the closing date, unless earlier redeemed or converted in accordance with the terms, and may be extended at the option of the Investor (the “Maturity Date”). On the Maturity Date, the Company shall pay to the Investor an amount in cash representing all outstanding Principal, accrued and unpaid Interest, and any other amounts outstanding pursuant to the terms of the Convertible Debenture.
For so long as there is a balance outstanding under the Convertible Debenture, the Investor, in its sole discretion, may deliver to the Company a conversion notice (the “Conversion Notice”) to cause any portion of the outstanding and unpaid balance under the Convertible Debenture to be converted (the “Conversion Amount”) into the Company’s Class A common stock (the “Class A Common Stock”, and together with the Company’s Class V common stock, the “Common Stock”). The Conversion Amount will not exceed the balance owed under the Convertible Debenture on the date of delivery of the Conversion Notice.
The debenture includes a monthly conversion limitation (the “Conversion Cap”) that restricts the Investor and its affiliates from converting more than $6.25 million in principal during any calendar month. The limitation does not apply (i) during the occurrence and continuation of an Event of Default or (ii) to conversions at or above the Fixed Price (defined below), and it may be waived with the Company’s written consent. Unused conversion capacity may not be carried forward to future months.
The Company will not issue more than 2,827,906 shares of Class A Common Stock pursuant to this transaction or any related transaction documents, which represents 19.99% of the aggregate number of the Company’s outstanding Class A and Class V Common Stock, in accordance with NYSE rules and regulations (the “Exchange Cap”). This limitation will not apply if the Company obtains (i) stockholder approval as required under NYSE rules or (ii) a written opinion of outside counsel that such approval is not necessary.
The shares of Class A Common Stock will be issued and sold to the Investor at a per share price (the “Conversion Price”) equal to the lower of (i) $14.51 per share or (ii) 97% of the lowest daily volume weighted average price ("VWAP") during the five consecutive trading days immediately preceding the conversion date (the “Variable Price”), but which Variable Price shall not be lower than $2.418. The shares of Class A Common Stock will be issued and sold to the Investor at the Conversion Price that would be applicable to the Conversion Amount selected by the Investor if such amount were to be converted as of the date of delivery of the Conversion Notice. The amount outstanding under the Convertible Debenture will then be offset by the Conversion Amount. As of June 30, 2025, no Conversion Notices have been delivered to the Company.
The Debenture also provides the Company with the right, but not the obligation, to redeem all or a portion of the outstanding principal prior to maturity (“Optional Redemption”). To do so, the Company must deliver written notice to the Investor after market close on a trading day and only if the VWAP of the Company's Class A Common Stock on that day is below the fixed conversion price, unless otherwise agreed by the Investor. Upon receipt of such notice, the Investor has two trading days to elect to convert any or all of the redemption amount. The Company must pay the applicable redemption amount (consisting of principal, a payment premium, and any accrued and unpaid interest) on the third trading day following delivery of the redemption notice, net of any amounts converted by the Investor.
To the extent any balance remains outstanding under the Convertible Debenture on the Maturity Date, the Company will pay to the Investor such outstanding balance in cash.
The Company agrees to certain covenants related to the Convertible Debenture, including filing Form D and complying with applicable securities laws (“Blue Sky” laws), maintaining SEC reporting status during the life of the debentures, and reserving sufficient shares for conversion. Use of proceeds is restricted, prohibiting repayment of related-party loans (except permitted indebtedness) and investments in sanctioned countries or activities. The Company will secure and maintain listing of underlying shares on the principal market and comply with all reporting and disclosure obligations. The Investor may pledge the securities under margin or financing agreements. The Company will not incur additional indebtedness or liens beyond permitted exceptions without Investor consent and will maintain its corporate governance consistent with the terms of the Convertible Debenture. Stockholder approval will be sought if available shares fall below amounts necessary for conversion. The Investor agrees not to engage in short sales of Common Shares during the restricted period, except as expressly permitted. The Company must also provide trading information to the Investor upon request and refrain from entering agreements that limit its obligations under the Convertible Debenture until it is fully repaid or converted.
The Convertible Debenture also includes the following events of default, which may trigger acceleration of all outstanding amounts. These include:

•Failure to pay principal, interest, or other amounts within three trading days of the due date;
•Bankruptcy, insolvency, or similar proceedings involving the Company or its subsidiaries;
•Defaults on other debt over $1 million that result in acceleration;
•Judgments exceeding $1 million not resolved within 60 days (unless covered by insurance);
•Delisting of common shares for more than 10 consecutive trading days;
•Change of control without repayment of the Debenture;
•Failure to deliver conversion shares or refusal to honor conversion requests;
•Material misstatements or breaches of covenants not timely cured;
•Use of proceeds in violation of margin rules;
•Cross-default under related agreements.

Upon an event of default, the Investor may accelerate payment of all outstanding amounts or convert the Debenture into common shares. As of June 30, 2025, the Company was not in default and was in compliance with all terms and conditions of the Convertible Debenture.
For purposes of calculating diluted earnings per share, the Company applies the if-converted method to the convertible portion of the outstanding Convertible Debentures. Under this method, the convertible portion is assumed to be converted into common shares at the beginning of the reporting period (or at the date of issuance, if later), and the resulting shares are included in the diluted weighted-average share count, if the effect is dilutive.
The following table sets forth the balance of the Convertible debenture as of June 30, 2025 (in thousands):

June 30, 2025
Convertible Debenture	$25,000
Discount on Debt	(1,235)
Deferred Financing Charges	(1,458)
Convertible Debenture, net	$22,307
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
The exchanges are expected to result in increases in the tax basis of the tangible and intangible assets of Opco. These increases in tax basis may reduce the amount of tax that the Company would otherwise be required to pay in the future. These increases in tax basis may also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis is allocated to those capital assets.
The TRA provides for the payment by the Company to exchanging holders of Opco Common Units of 85% of certain net income tax benefits, if any, that the Company realizes (or in certain cases are deemed to realize) as a result of these increases in tax basis related to entering into the TRA, including tax benefits attributable to payments under the TRA. This payment obligation is an obligation of the Company and not of Opco. For purposes of the TRA, the cash tax savings in income tax will be computed by comparing the Company's actual income tax liability (calculated with certain assumptions) to the amount of such taxes that the Company would have been required to pay had there been no increase to the tax basis of the assets of Opco as a result of Opco having an election in effect under Section 754 of the Code for each taxable year in which an exchange of Opco Common Units for Class A Common Stock occurs and had the Company not entered into the TRA. Such change will be calculated under the TRA without regard to any transfers of Opco Common Units or distributions with respect to such Opco Common Units before the exchange under the Exchange Agreement to which Section 743(b) or 734(b) of the Code applies. As of June 30, 2025, 1,061,075 Opco Common Units had been exchanged for Class A Common Stock. Based on the Company's history of taxable losses, the Company has concluded that it is not probable to expect cash tax payments in the foreseeable future and as such, no value has been recorded under the TRA. Refer to Note 14 regarding the contingency related to the TRA.
8.Related Parties
Sale of Bakkt Trust
On March 17, 2025, Bakkt entered into an agreement with ICE whereby ICE agreed to purchase all of the outstanding equity interests of Bakkt Trust for a cash payment of $1.5 million plus the assumption of Bakkt Trust’s regulatory capital requirement, which was approximately $3.0 million as of signing, and certain operating costs of Bakkt Trust during the period between the signing of the purchase agreement and the closing of the transaction (subject to such closing). The sale of Bakkt Trust was completed on May 15, 2025. As a result of the sale, Bakkt recognized a loss of $2.3 million reflected in Other (expense) income, net in the consolidated statement of operations.
In conjunction with the sale of Bakkt Trust, Bakkt and ICE entered into a transition services agreement ("TSA") whereby the Company agreed to provide certain transitional services to ICE for defined fees for a period of up to six months from closing of the sale of Bakkt Trust. Amounts billed under the TSA generally relate to pass through of a portion of third-party software costs and time incurred by Bakkt employees supporting Bakkt Trust. The TSA can be terminated with six months notice by either party for cause or by mutual agreement of the parties. The amount of fees charged to ICE under the TSA were not material for the three-month period ended June 30, 2025. Amounts billed under the TSA are generally recognized as a recovery of expenses incurred or as a component of "Other (expense) income, net" in the consolidated statements of operations. The amount of any receivables owed to Bakkt under the TSA were not material as of June 30, 2025.
ICE Credit Facility
On August 12, 2024, Bakkt and Opco entered into the ICE Credit Facility, with certain subsidiaries of Bakkt party thereto from time to time, as guarantors, whereby the Lender agreed to provide a $40.0 million secured revolving line of credit to the Company for working capital and general corporate purposes. For the period beginning December 31, 2024 through March 30, 2025, Opco could borrow up to an aggregate principal amount (excluding any capitalized interest) of $10.0 million. For the period beginning March 31 through June 29, 2025, Opco could borrow up to an aggregate principal amount (excluding any capitalized interest) of $20.0 million. From the period beginning June 30 through September 29, 2025, Opco could borrow up to an aggregate principal amount (excluding any capitalized interest) of $30.0 million.
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
Opco pays a commitment fee of 0.5% per annum on the daily average of the available commitment that can be borrowed, less the outstanding principal amount of all loans (excluding any capitalized interest). Fees are payable in cash quarterly and at maturity. Loans under the ICE Credit Facility can be prepaid without penalty, subject to customary breakage costs for loans bearing interest at the term SOFR rate. Amounts repaid under the ICE Credit Facility can be reborrowed prior to the maturity date, subject to certain customary conditions set forth in the ICE Credit Facility.
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
On March 27, 2025, the Company drew down $5.0 million under ICE Credit Facility. As of March 31, 2025, approximately $5.0 million of borrowings were outstanding under the ICE Credit Facility. On June 18, 2025, the Company repaid all principal and accrued interest then outstanding on the ICE Credit Facility. As of June 30, 2025, there are no borrowings outstanding under the ICE Credit Facility.
On June 17, 2025, the Company, the Borrower and ICE entered into an amendment to the ICE Credit Facility to permit the issuance of the Convertible Debenture described in Note 6.
The Company recognized interest expense of $0.2 million for the three and six months ended June 30, 2025. No interest costs were incurred related to the ICE Credit Facility for the three and six months ended June 30, 2024 since the ICE Credit Facility was not in place as of June 30, 2024. The effective interest rate on the ICE Credit Facility as of payoff on June 18, 2025 was 16.3%.
On July 30, 2025, the Company terminated the ICE Credit Facility and repaid all fees due thereunder through the date of termination.
ICE Management and Technical Support
Upon consummation of the VIH Business Combination, the Company entered into a Transition Services Agreement with ICE (the “ICE TSA”), pursuant to which ICE provided insurance, digital warehouse, data center, technical support, and other transition-related services in exchange for quarterly service fees payable by us. The ICE TSA terminated in December 2023. Bakkt did not recognize any expense related to the ICE TSA for the three and six months ended June 30, 2025 and June 30, 2024. As of June 30, 2025 and December 31, 2024, zero and $2.4 million was recorded as “Due to related party” in the consolidated balance sheets related to the ICE TSA, respectively.
9.Warrants
As of June 30, 2025 and December 31, 2024, there were 7,140,383 public warrants to purchase Class A Common Stock (the "Public Warrants") outstanding. The Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. Holders of The Public Warrants can exercise 25 Public Warrants to purchase one share of Class A Common Stock at an exercise price of $287.50 per share. The Public Warrants became exercisable on November 15, 2021. The Public Warrants will expire on October 15, 2026, or earlier upon redemption or liquidation. Bakkt may redeem the outstanding warrants when various conditions are met, such as specific stock prices, as detailed in the specific warrant agreements. The warrants are recorded as a liability and reflected as “Warrant liability” in the consolidated balance sheets.
During the six months ended June 30, 2025 and June 30, 2024, the Company received an immaterial amount of proceeds from the exercise of the Public Warrants. From the change in fair value of the warrant liability, Bakkt recognized a gain of $0.2 million and $2.8 million during the three and six months ended June 30, 2025, respectively. During the three and six months ended June 30, 2024, Bakkt recognized a loss of $0.3 million and a gain of $1.1 million, respectively.
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
As of June 30, 2025, Class 1 Warrants and Class 2 Warrants exercisable for 2,017,850 shares of Class A Common Stock remain outstanding. Bakkt recognized a loss from the change in fair value of the warrant liability associated with the Class 1 and Class 2 Warrants of $8.8 million and a gain of $20.9 million during the three and six months ended June 30, 2025, respectively. The Company recognized a loss from the change in fair value of the warrant liability associated with the Class 1 and Class 2 Warrants during the three and six months ended June 30, 2024 of $14.8 million and $7.2 million, respectively. During the three months ended March 31, 2024, holders exercised all of the Pre-Funded Warrants. The proceeds received from the exercise of Pre-Funded Warrants were immaterial.
10.Equity

2024 Registered Direct Offering
On February 29, 2024, Bakkt entered into a securities purchase agreement with certain institutional investors (the “Third-Party Purchasers”), pursuant to which the Company agreed to sell and issue a combination of Class A Common Stock, Class 1 Warrants, Class 2 Warrants and Pre-Funded Warrants in a registered direct offering (the “Third-Party Offering”). In a concurrent registered direct offering (the “ICE Offering” and, together with the Third-Party Offering, the “Concurrent Offerings”) on February 29, 2024, Bakkt entered into a securities purchase agreement with ICE (a related party), pursuant to which the Company agreed to sell and issue a combination of Class A Common Stock, Class 1 Warrants and Class 2 Warrants. Bakkt raised net proceeds from the Third-Party Offering of approximately $37.6 million, after deducting the placement agent’s fees and offering expenses payable by us, and raised net proceeds from the ICE Offering of approximately $9.8 million, after deducting offering expenses payable by us. Approximately $2.4 million of proceeds from the ICE Offering were received concurrently with the closing of the Third-Party Offering, with the remaining $7.4 million received in a subsequent closing of the ICE Offering on April 25, 2024 after the Company obtained stockholder approval for such issuance. The Company intends to use the net proceeds from the Concurrent Offerings for working capital and other general corporate purposes.
Preferred Stock
Bakkt are authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The holders of a series of preferred stock shall be entitled only to such voting rights as shall expressly be granted thereto by the Certificate of Incorporation (including any certificate of designation relating to such series of preferred stock). As of June 30, 2025, no shares of preferred stock have been issued.

Common Stock
Class A Common Stock
Prior to June 17, 2025, Bakkt was authorized to issue 30,000,000 shares with a par value of $0.0001 per share. On June 17, 2025, the stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Class A Common Stock from 30,000,000 shares to 60,000,000 shares. Each holder of record of Class A Common Stock is entitled to one vote for each share of Class A Common Stock held on all matters on which stockholders generally or holders of Class A Common Stock as a separate class are entitled to vote, including the election or removal of directors (whether voting separately as a class or together with one or more classes of our capital stock) provided that by agreement with ICE, any shares owned by ICE that exceeds 30.0% will be neutral shares with respect to voting rights, voted in proportion to all other votes cast (“for”, “against” or “abstain”) at a meeting of stockholders other than by ICE. As of June 30, 2025 and December 31, 2024, there were 6,974,740 and 6,510,885 shares of Class A Common Stock issued and outstanding, respectively.

Dividends
Subject to preferences that may be applicable to any outstanding preferred stock, the holders of shares of Class A Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board out of funds legally available therefor. As of June 30, 2025, no dividends have been declared.
Liquidation
In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company's affairs, the holders of Class A Common Stock are entitled to share ratably in all assets remaining after payment of Bakkt's debts and other liabilities, subject to prior distribution rights of preferred stock or any class or series of stock having a preference over the Class A Common Stock, then outstanding, if any.
Class V Common Stock
Bakkt is authorized to issue 10,000,000 shares with par value $0.0001 per share. These shares have no economic value but entitle the holder to one vote per share. Paired Interests may be exchanged for one share of the Company's Class A Common Stock or a cash amount in accordance with Opco's Third Amended and Restated Limited Liability Company Agreement (the "LLC Agreement") and the Exchange Agreement. Holders of Paired Interests became eligible on April 16, 2022 under the Exchange Agreement to exchange their Paired Interests for Class A Common Stock, or, at Bakkt's election, cash in lieu thereof. During the three and six months ended June 30, 2025, holders of Paired Interests exchanged 698 and 1,227 Paired Interests for the Company's Class A Common Stock, respectively, and Bakkt did not elect to settle any such exchanges in cash. As of June 30, 2025 and December 31, 2024, there were 7,177,076 and 7,178,303 shares of Class V Common Stock issued and outstanding, respectively.
Dividends
Dividends will not be declared or paid on the Class V Common Stock.
Liquidation
In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company's affairs, the holders of Class V Common Stock shall not be entitled to receive any of our assets.
Restrictions
In the event that any outstanding share of Class V Common Stock ceases to be held directly or indirectly by a holder of Opco Common Units, such share will automatically be transferred to Bakkt and cancelled for no consideration.

The Company will not issue additional shares of Class V Common Stock, other than in connection with the valid issuance or transfer of Opco Common Units in accordance with the LLC Agreement.
Noncontrolling Interest
The following table summarizes the ownership interest in Opco as of June 30, 2025 and December 31, 2024.

	June 30, 2025		December 31, 2024
	Opco Common Units	Ownership %	Opco Common Units	Ownership %
Opco common units held by Bakkt Holdings, Inc.	6,974,740	49%	6,510,885	48%
Opco common units held by noncontrolling interest holders	7,177,076	51%	7,178,303	52%
Total Opco common units outstanding	14,151,816	100%	13,689,188	100%
The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the noncontrolling interest holders. The noncontrolling interest holders' weighted average ownership percentage for the three and six months ended June 30, 2025 was 51.3% and 51.8%, respectively.
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
In connection with the VIH Business Combination, Class C warrants of Opco ("Class C Warrants") automatically converted into the right to purchase 31,734 Paired Interests in Opco at an exercise price of $126.00 per Paired Interest. Class C Warrants may only be exercised for a whole number of Paired Interests. Holders of Class C Warrants are entitled to purchase one Paired Interest for every 25 Class C Warrants. The Class C Warrants expired on September 23, 2024, and all Class C Warrants, vested and unvested, expired unexercised. Because Class C Warrants expired in 2024, no expense was recorded for the three and six months ended June 30, 2025, and no expense was recognized for the three and six months ended June 30, 2024, since the service conditions were not probable of being met.
11.Share-Based and Unit-Based Compensation
2021 Incentive Plan
Bakkt's 2021 Omnibus Incentive Plan, as amended (the “2021 Incentive Plan”), became effective on the Closing Date with the approval of VIH’s shareholders and the Board. The 2021 Incentive Plan allows the Company to make equity and equity-based incentive awards to employees, non-employee directors and consultants. There were initially 1,032,677 shares of Class A Common Stock reserved for issuance under the 2021 Incentive Plan which can be granted as stock options, stock appreciation rights, restricted shares, restricted stock units ("RSUs"), performance stock units ("PSUs"), dividend equivalent rights and other share-based awards. On June 6, 2023, the Incentive Plan was amended to increase the shares reserved for issuance under the 2021 Incentive Plan by 1,063,618 shares. On May 31, 2024, the 2021 Incentive Plan was again amended to increase the shares reserved for issuance under the 2021 Incentive Plan by 938,625 shares for a new aggregate total of 3,034,920 shares. On June 17, 2025, the 2021 Incentive Plan was once more amended to increase the shares reserved for issuance under the 2021 Incentive plan by 979,201 shares for a new aggregate of 4,014,121 shares. No award may vest earlier than the first anniversary of the date of grant, subject to limited exceptions.
Share-Based Compensation Expense
During the three and six months ended June 30, 2025, the Company granted 160,032 and 887,881 RSUs, respectively, to employees and directors. During the three and six months ended June 30, 2025, the Company granted 1,793,873 PSUs. During the three and six months ended June 30, 2024, Bakkt granted 545,553 and 1,028,152 RSUs, respectively, to employees and directors. During the three and six months ended June 30, 2024, Bakkt did not grant any PSUs.
Bakkt recorded $3.6 million and $6.4 million of share-based compensation expense related to RSUs during the three and six months ended June 30, 2025, respectively. During the three and six months ended June 30, 2024, the Company recorded $2.4 million and $10.1 million of share-based compensation expense related to RSUs, respectively. The Company recorded $2.7 million and $3.2 million of share-based compensation expense related to PSUs during the three and six months ended June 30, 2025. During the three and six ended June 30, 2024, the company recorded zero and $0.3 million respectively of share-based compensation expense related to PSUs. Share-based compensation expense for both RSUs and PSUs, is included in “Compensation and benefits” in the consolidated statements of operations.
Unrecognized compensation expense as of June 30, 2025 and December 31, 2024 was $24.8 million and $12.9 million, respectively, for the RSUs and PSUs. The unrecognized compensation expense as of June 30, 2025 and December 31, 2024 will be recognized over a weighted-average period of 1.23 years and 1.36 years, respectively.
RSU and PSU Activity
The following tables summarize RSU and PSU activity under the 2021 Incentive Plan for the six months ended June 30, 2025 and June 30, 2024 (in thousands, except per unit data):

RSUs and PSUs	Number of RSUs and PSUs	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	521	1.38	$69.75
Granted	1,028		$12.05	$12,393
Forfeited	(115)
Vested	(325)
Outstanding as of June 30, 2024	1,109	1.71	$19.46

Outstanding as of December 31, 2024	1,421	1.36	$18.17
Granted	2,682		$9.92	$26,384
Forfeited	(287)
Vested	(601)
Outstanding as of June 30, 2025	3,215	1.23	$11.27
During the three and six months ended June 30, 2025, Bakkt recorded $1.9 million and $1.9 million, respectively of share-based compensation expense related to the accelerated vesting of awards for certain employees, primarily related to the Sale of Bakkt Trust and the termination of a former executive. During the three and six months ended June 30, 2024, we recorded $4.9 million and $4.9 million, respectively, of share-based compensation expense related to the accelerated vesting of awards for certain employees, primarily related to the termination of a former executive. Acceleration of share-

based compensation expense related to the Company's restructuring efforts is included in “Restructuring expenses” in the consolidated statements of operations.
Total fair value of vested RSU and PSU awards was $4.1 million and $6.9 million for the three and six months ended June 30, 2025, respectively. Total fair value of vested RSU and PSU awards was $1.6 million and $6.4 million for the three and six months ended June 30, 2024, respectively.
The fair value of the RSUs and PSUs used in determining share-based compensation expense is based on the closing price of Bakkt's common stock on the grant date for standard RSUs and PSUs. For PSUs with market conditions, fair value was determined using a Monte Carlo simulation model, along with a Geometric Brownian Motion formula to model stock price movements. The assumptions noted in the table below were used to estimate the fair value of the PSUs with market conditions.

Initial stock price	$8.71 - $12.79
Expected term (years)	2 - 3 years
Coefficient of variation	-
Risk free rate	3.79% - 3.98%
Volatility	125%
Dividend yield	0%
PSUs provide an opportunity for the recipient to receive a number of shares of the Company's common stock based on various performance metrics. Upon vesting, each performance stock unit equals one share of common stock of the Company. The Company accrues compensation expense for the PSUs based on management's assessment of the probable outcome of the performance conditions. PSUs awarded in 2025 are subject to market-based vesting conditions tied to the company’s stock performance. Specifically, the PSUs vest based on the achievement of a target stock price, determined using the volume-weighted average price ("VWAP") of the company’s Class A Common Stock over a specified period. Vesting occurs only if the company's average stock price meets or exceeds predetermined VWAP thresholds during the measurement period and the recipients provide at least one year of service. The metrics for PSUs granted during 2024 relate to the Company's performance during fiscal year 2024, as measured against objective performance goals approved by the Board. The actual number of units earned range from 0% to 150% or 200% of the target number of units depending on the metric and achievement of the 2024 performance goals. PSUs granted in 2024 vest in two equal annual installments from 2025 to 2026. The metrics for PSUs granted during 2023 relate to Bakkt's performance during fiscal year 2023, as measured against objective performance goals approved by the Board. The actual number of units earned range from 0% to 150% of the target number of units depending upon achievement of the 2023 performance goals. PSUs granted in 2023 vest in three equal annual installments from 2024 to 2026. The metrics for PSUs granted during 2022 relate to the Company's performance during fiscal years 2022, 2023 and 2024, as measured against objective performance goals as determined by the Board. The actual number of units earned range from 0% to 150% of the target number of units depending upon achievement of each year’s performance goals. PSUs granted in 2022 vest in three equal annual installments, subject to a catch-up provision over the three annual performance targets.
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
Incentive Unit Activity
The following table summarizes common incentive unit activity under the Opco Plan for the six months ended June 30, 2025 and June 30, 2024 (in thousands, except per unit data):

Common Incentive Units	Number of Common Incentive Units	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	287	0	$166.75	$47,867
Granted	—
Forfeited	—
Exchanged	(1)
Outstanding as of June 30, 2025	286	0	$166.75	$47,024

Common Incentive Units	Number of Common Incentive Units	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	309	0	$166.75	$51,467
Granted	—
Forfeited	—
Exchanged	(5)
Outstanding as of June 30, 2024	304	0	$166.75	$50,677
The Company did not make any cash payments to settle vested participation units during the six months ended June 30, 2025 or June 30, 2024.
12.Net Loss per share
Basic loss per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding. Diluted earnings per share is based on the weighted average number shares of Class A Common Stock issued and outstanding and the effect of all dilutive common stock equivalents and potentially dilutive share-based awards outstanding. The potentially dilutive securities that would be anti-dilutive are not included in the calculation of diluted earnings per share attributable to controlling interest.

The following is a reconciliation of the denominators of the basic and diluted per share computations for net income (loss) (in thousands, except share and per share data):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net loss per share:
Numerator – basic and diluted:
Net loss	$(30,152)	$(35,512)	$(13,915)	$(56,787)
Less: Net loss attributable to noncontrolling interest	(15,418)	(19,088)	(6,889)	(32,198)
Net loss attributable to Bakkt Holdings, Inc. – basic	(14,734)	(16,424)	(7,026)	(24,589)
Net loss attributable to Bakkt Holdings, Inc. – diluted	$(14,734)	$(16,424)	$(7,026)	$(24,589)

Denominator – basic and diluted:
Weighted average shares outstanding – basic	6,825,634	6,161,704	6,677,934	5,279,065
Weighted average shares outstanding –diluted	6,825,634	6,161,704	6,677,934	5,279,065

Net loss per share – basic	$(2.16)	$(2.67)	$(1.05)	$(4.66)
Net loss per share – diluted	$(2.16)	$(2.67)	$(1.05)	$(4.66)
Potential common shares issuable to employees or directors upon exercise or conversion of shares under our share-based and unit-based compensation plans, conversion of debentures, and exercise of warrants are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive.
The following table summarizes the total potential common shares excluded from diluted earnings per common share as their effect would be anti-dilutive (in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
RSUs and PSUs (treasury stock)	3,215	1,109	3,215	1,109
Public warrants (treasury stock)	286	286	286	286
Class 1 and Class 2 warrants (treasury stock)	2,018	2,307	2,018	2,307
Convertible debentures (if-converted)	1,912	—	1,912	—
Opco warrants (if-converted)	—	32	—	32
Opco common units (if-converted)	7,177	7,195	7,177	7,195
Total	14,608	10,929	14,608	10,929
13.Capital Requirements
Bakkt Crypto holds a BitLicense from NYDFS, which subjects it to NYDFS’s oversight with respect to business activities conducted in New York State and with New York residents, and is required to maintain a capital balance equal to the greater of a predefined minimum amount or the sum of the required percentages established for transmitted assets, cold wallet and hot wallet custody assets, and predefined wind-down costs, or expected costs associated with the orderly wind-down of the business. Bakkt Crypto also has money transmitter licenses wherever its business model requires (46 states plus Washington D.C., giving effect to the surrender of duplicative and unneeded licenses following the merger of Bakkt Crypto Solutions and Bakkt Marketplace discussed below) which require it to maintain a minimum tangible net worth. Several states have adopted the Model Money Transmission Modernization Act (“MMTMA”), which defined tangible net worth as the aggregate assets of a licensee excluding all intangible assets, less liabilities, and established a calculation for minimum tangible net worth as a percentage of total assets. For states that have not adopted the MMTMA, Bakkt Crypto is required to maintain tangible net worth of a minimum amount, plus the amount of customer funds held in transit. In March

2024, Bakkt received approval from NYDFS to merge, and has since merged, Bakkt Crypto Solutions and Bakkt Marketplace into one legal entity, now referred to as Bakkt Crypto.
As of June 30, 2025 and December 31, 2024, Bakkt Crypto was in compliance with its respective regulatory capital requirements. The minimum capital requirements to which Bakkt Crypto is subject may restrict its ability to transfer cash. The Company may be required to transfer cash to Bakkt Crypto such that it can continue to meet minimum capital requirements.
14.Commitments and Contingencies
401(k) Plan
Bakkt sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Both Company and employee contributions to the 401(k) plan are discretionary. For the three and six months ended June 30, 2025, the Company recognized approximately $0.4 million and $0.9 million, respectively of matching contributions to the 401(k). For the three and six months ended June 30, 2024, the Company recorded approximately $0.6 million and $1.3 million, respectively of expenses related to the 401(k) plan, which is included in "Compensation and benefits" in the consolidated statements of operations.
Tax Receivable Agreement
The Company is party to a TRA with certain Opco equity holders. As of June 30, 2025, the Company has not recorded a liability under the TRA related to the income tax benefits originating from the exchanges of Opco Common Units as it is not probable that the Company will realize such tax benefits. The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. Should the Company determine that the payment of the TRA liability becomes probable at a future date based on new information, any changes will be recorded in the Company's consolidated statements of operations and comprehensive loss at that time.
Litigation
On April 2, 2025, a putative class action complaint was filed in the U.S. District Court for the Southern District of New York against the Company and certain current and former officers. The complaint alleges that the Company made false or misleading statements and omissions of purportedly material fact, in violation of federal securities laws, in connection with disclosures relating to the non-renewal of the Company’s agreements with Webull and Bank of America N.A. ("Bank of America"). The complaint seeks damages, as well as fees and costs. The Company intends to defend the matter vigorously; however, it is refraining from expressing any judgment upon the likelihood of a favorable or unfavorable outcome in this matter given the early stage of the litigation. On May 6, 2025, the class action complaint was transferred to the Northern District of Georgia.
On June 6, 2025, a verified stockholder derivative complaint captioned Kaivani v. Alexander, et. al., No. 25-cv-03196-MLB was filed in the United States District Court for the Northern District of Georgia against the Company and various officers and directors. The complaint asserted various claims for breach of fiduciary duty, unjust enrichment, and pursuant to Sections 10(b), 20(a), and 14(a) of the Securities Exchange Act of 1934 against defendants. The claims were premised on the same allegations as the federal securities litigation described above. On June 27, 2025, plaintiff filed a notice of voluntary dismissal without prejudice in this action.
On July 14, 2025, July 16, 2025, and July 18, 2025, the Company’s Board of Directors received demand letters from three shareholders (including Mr. Kaivani, who filed and withdrew the federal derivative litigation described above) (collectively, the “Demands”). These Demands are premised on the same alleged misconduct as the federal securities litigation described above, and seek (i) an internal investigation, (ii) a civil action, if applicable, and (iii) various Board actions in connection with the alleged misconduct. Defendants have asked these shareholders to pause the Board’s consideration of these Demands until resolution of Defendants’ anticipated motion to dismiss the federal securities litigation; to date, two of the three shareholders have so agreed.
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
Cryptocurrency Held on Platform

The Company is obligated to securely store crypto assets that it holds for customers, a substantial portion of which are held in cold storage. As such, the Company may be liable to users of its platform for losses arising from the Company’s failure to secure crypto assets from theft or loss. The Company has not incurred any losses related to such an obligation and therefore has not accrued a liability for losses as of June 30, 2025 or December 31, 2024. The Company has no reason to believe it will incur any expense associated with such potential liability because (i) it has no known or historical experience of claims to use as a basis of measurement, (ii) it accounts for and continually verifies the amount of crypto assets within its control, and (iii) it has established security around custodial product private keys to minimize the risk of theft or loss.
Commercial Purchasing Card Facility
On April 7, 2022, Bakkt entered into a corporate card services agreement with Bank of America to provide a purchasing card facility that it utilizes for redemption purchases made from vendors as part of its loyalty redemption platform. Total borrowing capacity under the facility was $35 million and there is no defined maturity date. Expenditures made using the purchasing card facility are payable at least bi-monthly, are not subject to formula-based restrictions and do not bear interest if amounts outstanding are paid when due and in full. The purchasing card facility requires the Company to maintain a concentration account with the lender subject to a minimum liquidity maintenance requirement of $7.0 million along with the accounts receivable of the Company's subsidiary, within the loyalty business. Bakkt Holdings, Inc. serves as the guarantor on behalf of the subsidiary under the commercial purchasing card facility. Bakkt began using the purchasing card facility in August 2022.
In March 2024, Bank of America required Bakkt to pledge as collateral the amounts which were previously required to be maintained in the concentration account. In April 2024, Bank of America reduced the credit line associated with the purchasing card facility from $35.0 million to $20.0 million. In January 2025, Bank of America further reduced the credit line associated with the purchasing card facility from $20.0 million to $18.0 million and changed payment frequency to weekly. In March 2025, Bank of America further reduced the credit line associated with the purchasing card facility from $18.0 million to $15.0 million.
Purchase Obligations
In December 2021, the Company entered into a four-year cloud computing arrangement which includes minimum contractual payments due to the third-party provider. In December 2023, the Company agreed to amend the contract and extend the payment period for an additional year. During the year ended December 31, 2023, the Company entered into a five-year strategic marketing agreement which required a committed spend. In July 2024, the Company terminated the strategic marketing agreement, which required a settlement payment of $1.1 million and resulted in the release from future obligations. As of June 30, 2025, the Company's outstanding purchase obligations, net of the settlement described above, consisted of the following future minimum commitments (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Purchase obligations	$5,000	$6,000	$—	$—	$11,000
Cooperation Agreement
On March 19, 2025, the Company entered into a Cooperation Agreement with Distributed Technologies Research Global Ltd. (“DTR”) and Akshay Naheta, the sole stockholder of DTR (the “Cooperation Agreement”). Pursuant to the Cooperation Agreement, DTR will provide the Company with certain exclusive payment processing technology, application programming interfaces, and infrastructure to be integrated into the Company’s platform for the enablement of global payments processing services in the jurisdictions where the Company or its affiliates operate. Refer to Note 18 to our consolidated financial statements included in the Form 10-K where the Cooperation Agreement is described in detail. Refer to Note 19 for additional details of the Commercial Agreement with DTR.
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
Our effective tax rates of (0.20)% and (0.8)% for the three and six months ended June 30, 2025. respectively, differ from statutory rates primarily due to the noncontrolling interest that is not taxed to the Company and the absence of taxable income to realize the Company's net operating losses and other deferred tax assets.
Our effective tax rates of (0.3)% and (0.4)% for the three and six months ended June 30, 2024. respectively, differ from statutory rates primarily due to the noncontrolling interest that is not taxed to the Company and the absence of taxable income to realize the Company's net operating losses and other deferred tax assets.
Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realizability of the Company's deferred tax assets, in each jurisdiction, is dependent upon the generation of future taxable income sufficient to utilize the deferred tax assets on income tax returns, including the reversal of existing temporary differences, historical and projected operating results and tax planning strategies. As of June 30, 2025 and December 31, 2024, the Company believed that it was not more likely than not that the net deferred tax assets would be realizable and thus maintained a full valuation allowance.
The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company had no unrecognized tax benefits or related interest and penalties accrued as of June 30, 2025 or December 31, 2024.
16.Leases
The Company leases real estate for office space under operating leases. Management considers a lease to have commenced on the date when the Company is granted access to the leased asset.
Certain of the Company's real estate leasing agreements include terms requiring it to reimburse the lessor for the Company's share of real estate taxes, insurance, operating costs and utilities which the Company accounts for as variable lease costs when incurred since the Company has elected to not separate lease and non-lease components, and hence are not included in the measurement of lease liability. There are no restrictions or covenants imposed by any of the leases, and none of the Company's leases contain material residual value guarantees.
The discount rates for all of the Company's leases are based on its estimated incremental borrowing rate since the rates implicit in the leases were not determinable. The Company's incremental borrowing rate is based on management’s estimate of the rate of interest the Company would have to pay to borrow on a fully collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.
The Company has elected the practical expedient under which lease components are not be separated from the non-lease components for all our classes of underlying assets. Accordingly, each lease component and the non-lease components related to the lease component are accounted for as a single lease component.
In December 2024, the Company signed a Lease Assignment and Assumption Agreement (the “Lease Assignment”) for its New York office lease, whereby a third-party agreed to assume all the Company’s rights, title and interest in and to the lease, including but not limited to the performance by the third-party of all of the Company’s duties and obligations under the lease. The Lease Assignment was contingent upon the landlord’s consent. In January 2025, the Company signed an Assignment and Assumption of Lease with Landlord’s Consent for the New York office lease, which provided the landlord’s consent to the Lease Assignment. The Company is joint and severally liable with the third-party assignee for the obligations under the New York office lease. For the six month period ended June 30, 2025 the Company recognized income of approximately $1.8 million related to the Lease Assignment, net of approximately $0.9 million paid to the third-party assignee under the Lease Assignment, all of which is recognized in Other (expense) income, net in the consolidated statements of operations.
On December 21, 2023, the Company signed an agreement to sublease a portion of its corporate headquarters office space in Alpharetta, Georgia. The sublease commenced in March 2024. The Company's Scottsdale, Arizona lease has a term of 89 months and total fixed lease payments over the term of $5.7 million. The Alpharetta call center lease has a term of 47 months and total fixed lease payments over the term of the lease are $5.9 million. As of June 30, 2025, the Company does not have any active finance leases. Several of these leases include escalation clauses for adjusting rentals.
The Company's real estate leases have remaining lease terms as of June 30, 2025 ranging from 10 months to 87 months, with three of the leases containing an option to extend the term for a period of 5 years exercisable by the Company, which the Company was not reasonably certain of exercising at commencement. None of the Company's real estate leases contain an option to terminate the lease without cause at the option of either party during the lease term.
As of June 30, 2025, the weighted average remaining lease term for the Company's operating leases was approximately 76 months, and the weighted average discount rate was 5.4%. As of December 31, 2024, the weighted average remaining lease term for the Company's operating leases was approximately 76 months, and the weighted average discount rate was 5.3%. The Company was party to short-term leases during the three and six months ended June 30, 2025 and June 30, 2024, which resulted in less than $0.1 million of rent expense, respectively.
17.Fair Value Measurements
Financial assets and liabilities that are measured at fair value on a recurring basis are classified as Level 1, Level 2 and Level 3 as follows (in thousands):

	As of June 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Crypto Assets	1,435	—	1,435	—
Total Assets	$1,435	$—	$1,435	$—

Liabilities:
Warrant liability - Class 1 and Class 2 warrants	21,922	—	—	21,922
Warrant liability - public warrants	1,357	1,357	—	—
Total Liabilities	$23,279	$1,357	$—	$21,922

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability - Class 1 and Class 2 warrants	42,782	—	—	42,782
Warrant liability - public warrants	4,141	4,141	—	—
Total Liabilities	$46,923	$4,141	$—	$42,782
39

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
The fair value of the Company's crypto assets was determined using Level 2 inputs which included using the value of the crypto asset determined as the mid-point of a bid-ask spread in the market management determined to be the principal market for the related crypto assets as of June 30, 2025.
The Public Warrant liability is valued based on quoted prices in active markets and is classified within Level 1.
Since the second quarter 2024, the Company's Class 1 Warrants and Class 2 Warrants were valued using the Black-Scholes-Merton model and a binomial lattice model, respectively, both of which utilize certain Level 3 inputs. Prior to the second quarter of 2024, the Class 1 Warrants and Class 2 Warrants were valued using the Black-Scholes-Merton model and a Monte Carlo simulation, respectively. A significant input to the Monte Carlo simulation included the volatility of movement in the price of the stock underlying the warrants, which was estimated using the historical volatility of the Company's Class A Common Stock over the contractual period of the warrant.
The significant unobservable inputs used for the fair value measurement of the Class 1 Warrants and Class 2 Warrants liabilities as of June 30, 2025 are summarized as follows:

Expected term (years)	4.18
Continuous risk-free rate	3.68%
Expected volatility	125.0%
The preceding methods described may produce fair value calculations that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although management believes the Company's valuation techniques are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
Considering the convertible debenture was issued in close proximity to June 30, 2025, was issued with zero percent interest rate at a five percent discount to the principal amount, and was negotiated with a third-party investor, management believes carrying value approximates fair value as of June 30, 2025.
18.Segment Reporting
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
During the three and six months ended June 30, 2025 and June 30, 2024, all material operations are within the United States. Our chief operating decision maker allocates resources and assesses performance based upon financial information at the consolidated level.
40

The following table represents significant segment expenses provided to the CODM for the three and six months ended June 30, 2025, and June 30, 2024 (in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024

Total revenues	$577,882	$509,898	$1,652,792	$1,364,480

Segment expenses:
Personnel[1]	$13,971	$27,002	$28,429	$43,218
Non-cash compensation[1]	6,338	2,407	9,681	10,420
Professional fees	4,069	3,579	9,261	7,214
Technology	2,826	3,602	6,355	9,349
Occupancy[2]	751	897	1,643	1,846
Marketing and promotions[3]	108	72	204	1,143
Business insurance[4]	1,173	2,956	2,826	6,903
Depreciation and amortization	154	118	374	175
Other operating costs[5]	1,768	(3,811)	3,487	5,371
Crypto costs	561,074	491,701	1,615,709	1,323,673
Execution, clearing and brokerage fees	4,139	3,392	11,832	9,022
Total operating expenses per Consolidated Statements of Operations	$596,371	$531,915	$1,689,801	$1,418,334
Operating loss	$(18,489)	$(22,017)	$(37,009)	$(53,854)
Other income, net[6]	11,663	13,495	(23,094)	2,933
Net income (loss)	$(30,152)	$(35,512)	$(13,915)	$(56,787)

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
On March 14, 2025, the Company's largest client, Webull Pay LLC (“Webull”), notified the Company that it will not renew its agreement with Bakkt when it ended on June 14, 2025, although the Company continues to service a limited number of states under an amended agreement with Webull. Webull represented approximately 74% of the Company’s Crypto services revenue for the year ended December 31, 2024.
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

19.Subsequent Events
Departure of Certain Officers and Directors
Andrew Main is departing as co-Chief Executive Officer and President of the Company, effective as of August 11, 2025. Effective as of August 11, 2025, Mr. Main will also resign from the Board of Directors. Mr. Main will serve as an advisor to the Company through the completion of the Company’s sale of the Loyalty business. The Company’s current co-Chief Executive Officer, Akshay Naheta, will serve as the Chief Executive Officer of the Company and will assume the additional title of President following Mr. Main’s separation.
On August 8, 2025, Gordon Watson resigned, effective as of August 11, 2025, as a member of the Board of Directors.
Increase of Authorized Capital
On August 6, 2025, the stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Class A Common Stock from 60,000,000 shares to 560,000,000 shares and, accordingly, to increase the number of authorized shares of the Company’s Common Stock from 70,000,000 to 570,000,000.

Acquisition of Interest In MarushoHotta Co., Ltd.
On August 6, 2025, we entered into a share purchase agreement with RIZAP Group, Inc. to acquire approximately 30% of the outstanding shares of MarushoHotta Co., Ltd. (MHT), a Tokyo-listed company, for ¥1,676,551,082 ($11.5 million).
Commercial Agreement With DTR
On July 31, 2025, we entered into a Commercial Agreement (the “Commercial Agreement”) with DTR, which sets forth the terms and conditions governing the integration of Bakkt’s various solutions related to financial transaction processing and cryptocurrency trading with DTR’s technology related to the execution of global payments powered by stablecoins.
Pursuant to the Commercial Agreement, DTR grants Bakkt and its affiliates a non-exclusive, non-transferable, sublicensable license for the duration of the term of the Commercial Agreement to access, display, reproduce, modify, create derivative works of, and otherwise use the DTR’s technology in certain territories; and DTR and its affiliates a non-exclusive, non-transferable, sublicensable, worldwide, right and license to display, reproduce, modify, create derivative works of, and otherwise use Bakkt solutions as needed. For each payment that is processed under the Commercial Agreement, Bakkt will be entitled to a customary fee for similar types of transactions.
The initial term of the Commercial Agreement will be three years from the date of execution, unless terminated earlier. At any time, either party will be able to terminate the Commercial Agreement in the event of insolvency of the other party or a material breach of the other party that has not been cured. Pursuant to the terms and conditions of the Commercial Agreement, DTR will be subject to certain restrictions on its ability to provide services or technology that are competitive with the project in certain territories. The Commercial Agreement contains customary representations, warranties and covenants. The parties have also agreed to indemnify and hold each other harmless from claims alleging infringement of third-party intellectual property, gross negligence or willful misconduct, or arising from a party’s customer agreement, except these indemnification obligations to not apply with respect to any intellectual property or data that is not created or provided by the other party, combined with other products or processes not provided by the other party, or where the other party continues the alleged infringing activity.

Termination of ICE Credit Facility
On July 30, 2025, the Company terminated the ICE Credit Facility and repaid all fees due thereunder through the date of termination.
July 2025 Equity Offering
On July 28, 2025, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Clear Street LLC and Cohen & Co. Capital Markets, a division of Cohen & Company Securities, LLC (collectively, the “Underwriters”), pursuant to which the Company agreed to sell and issue to the Underwriters an aggregate of 6,753,627 shares (the “Shares”) of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”) and, for certain purchasers, pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 746,373 shares of Common Stock (the “Offering”). The price to the public in the Offering was $10.00 per Share and $9.9999 per Pre-Funded Warrant, which was the price per share at which the Shares were being sold to the public in the Offering, minus the $0.0001 exercise price per Pre-Funded Warrant. In addition, under the terms of the Underwriting Agreement, the Company granted the Underwriters the option, for 30 days, to purchase up to an additional 1,125,000 Shares at the public offering price, less underwriting discounts and commissions.
The Offering closed on July 30, 2025. The aggregate gross proceeds to the Company from the Offering were $75 million, before deducting fees to the underwriters and other offering expenses payable by the Company. The Company intends to use the net proceeds from the Offering to purchase Bitcoin and other digital assets in accordance with its Investment Policy, for working capital, and for general corporate purposes.
The Underwriting Agreement contains customary representations, warranties and agreements by the Company (including a lock-up agreement, pursuant to which, subject to specified exceptions, the Company has agreed not to offer or transfer Shares during the 60 day period following the date of the Underwriting Agreement), customary conditions to closing, indemnification obligations of the Company and the Underwriters, including for liabilities under the Securities Act of 1933, as amended (the “Securities Act”) and termination provisions. In connection with the Offering, the Company’s officers and directors and ICE have also entered into lock-up agreements, pursuant to which, subject to specified exceptions, they have agreed not to offer or transfer their Shares during the 90-day period following the date of the Underwriting Agreement.
The Pre-Funded Warrants are exercisable at any time so long as the aggregate number of shares of Common Stock beneficially owned by the holder (together with its affiliates) would not exceed 4.99% of the number of Shares outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such Pre-Funded Warrant. Such percentage may be increased or decreased to any number not in excess of 9.99% at the holder’s election upon notice to the Company, any such increase not to take effect until the 61st day after notice to the Company. The Pre-Funded Warrants contain standard adjustments to the exercise price, including for stock splits, stock dividends and pro rata distributions and contain customary terms regarding the treatment of such Pre-Funded Warrants in the event of a fundamental transaction, which include but are not limited to a merger or consolidation involving the Company, a sale of all or substantially all of the assets of the Company, or a business combination resulting in any person acquiring more than 50% of the voting power of the capital stock of the Company.
Conversion of Convertible Debenture
On July 7, 2025 and July 28, 2025, the Company received Conversion Notices from the Convertible Debenture Investor to convert $4.0 million of the Convertible Debenture into Class A Common Stock. In total, 597,641 shares of Class A Common Stock were issued to YA II PN, LTD. with respect to the conversions. As of the date of this filing, the outstanding balance of the Convertible Debenture is $17,000,000.

Sale of Loyalty Business
On July 23, 2025, Opco entered into an Equity Purchase Agreement (the “Purchase Agreement”) by and among Opco, Project Labrador Holdco, LLC, a wholly owned subsidiary of Roman DBDR Technology Advisors, Inc. (the “Purchaser”), and Bridge2 Solutions, LLC, Aspire Loyalty Travel Solutions, LLC, Bridge2 Solutions Canada, Ltd., each a wholly owned subsidiary of Opco, and B2S Resale, LLC, an indirect wholly owned subsidiary of Opco (collectively, the “Acquired Companies”). Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, Opco has agreed to sell to the Purchaser all of the issued and outstanding equity interests of the Acquired Companies, which constitute the entities that conduct the loyalty and travel redemption business of the Company (the “Transaction”).
The consideration to be paid to Opco in connection with the Transaction is $1.00, subject to certain adjustments following the Closing (as defined in the Purchase Agreement). At the Closing, Opco shall deliver the equity of the Acquired Entities, together with an amount of cash equal to $11 million plus (i) the amount of the most negative working capital of the business that existed in the twelve months prior to the closing date and (ii) the amount of estimated indebtedness, subject to post-closing adjustments. Opco shall also place the Escrow Amount (defined below) into an escrow account, to hold funds for the indemnity obligations of Opco and the working capital adjustment and indebtedness adjustment, in each case as set forth in the Purchase Agreement and an accompanying escrow agreement. At the closing of the transaction, pursuant to an escrow agreement, Opco will deposit with the escrow agent (i) $1,000,000 into an indemnity escrow account (the “Indemnity Escrow Amount”), and (ii) $1,500,000 into a working capital adjustment escrow account (the “Adjustment Escrow Amount” and together with the Indemnity Escrow Amount, the “Escrow Amount”), in each case to be disbursed by the escrow agent in accordance with the terms of the Purchase Agreement and the escrow agreement. Subject to certain exceptions, on the applicable Escrow Termination Date (as defined in the Purchase Agreement), the escrow agent shall disburse the remaining Escrow Amount, if any. After the twelve-month anniversary of the closing date, the parties will determine whether the value of working capital delivered to the Purchaser at the Closing was greater than the greatest absolute value of working capital that existed in the twelve months following the closing date. If the value of working capital delivered to the Purchaser at the Closing was greater that such greatest absolute value, the Purchaser shall pay to Opco the difference between the value of working capital delivered to the Purchaser at the Closing and such greatest absolute value.
Bakkt management expects to recognize a loss on the sale of the Loyalty business.
The Purchase Agreement contains customary representations, warranties and covenants, as well as certain indemnification provisions, with respect to Opco and the Acquired Companies, on the one hand, and the Purchaser, on the other. Furthermore, in connection with the Transaction, the Company plans to enter into ancillary agreements including (i) a note issued by the Purchaser to Opco pursuant to which Opco will loan to the Purchaser an amount equal to the restricted cash held by the Acquired Entities for the lesser of 18 months or the time the agreement is terminated pursuant to which such cash is restricted, (ii) the escrow agreement described above, and (iii) a transition services agreement pursuant to which Opco and the Purchaser or their respective affiliates will provide certain transition services to one another (the “Ancillary Agreements”). Consummation of the Transaction is subject to the satisfaction or waiver of certain conditions, including, but not limited to, the execution of certain of the Ancillary Agreements, the completion by the Purchaser of certain operational integrations, and the assignment of certain contracts to the Purchaser.
One-Time Option Awards
In connection with the Offering, the Company’s Board of Directors and its Compensation Committee (the “Compensation Committee”) approved a one-time award of stock options to purchase up to $74.5 million worth of Common Stock (the “Options”), in the aggregate, to 10 employees. No consideration was received by the Company for the granting of the Options. Due to the limited share reserve under the Bakkt Holdings, Inc. 2021 Omnibus Employee Incentive Plan (the “Omnibus Incentive Plan”), the Options were approved by the Board of Directors outside the Omnibus Incentive Plan and are subject to stockholder approval. Notwithstanding the foregoing, the Options will be governed in all respects as if issued under the Omnibus Incentive Plan, except with respect to the Omnibus Incentive Plan’s minimum vesting requirements. Accordingly, the Compensation Committee will administer the Options and have the authority in its sole discretion to, among other actions: construe, interpret and implement the Options; amend the Options in any respect without stockholder approval; and determine the treatment of the Options in the event of a change in control of the Company.
Consistent with the purpose of the Omnibus Incentive Plan and subject to stockholder approval, the Options are structured as a commitment by the grantee to exercise a predetermined number of Options every quarter for eight quarters (such committed number of Options, the “Mandatory Exercise Options”) at an exercise price per share set forth in the applicable award agreement, which exercise price will be equal to the value of a share of Common Stock as negotiated in the Offering, which reflects a third-party negotiated fair market value, or to the extent required to comply with Section 409A of the Internal Revenue Code, the fair market value of a share of Common Stock on the date of grant. For each quarter in which the grantee exercises the Mandatory Exercise Options, the grantee will be entitled to exercise an additional number of Options (the “Optional Exercise Options”) which Optional Exercise Options will become exercisable for a period of up to two years. The grantee must personally fund the exercise price in order to exercise the Mandatory Exercise Options, as net settlement of the Mandatory Exercise Options will not be permitted. The grantee may either personally fund the exercise price in order to exercise the Optional Exercise Options or may elect to net settle the Optional Exercise Options.
Subject to stockholder approval, the award pool for Options will be $74.5 million (the “Total Pool”). The Total Pool will be divided into two sub-pools from which the grantees will receive options to purchase Common Stock in the following amounts:
1. Pool One: 81% of the Total Pool will be allocated to Pool One. For each grantee in Pool One, 1/8 of their Options will become exercisable each quarter (the “Quarterly Tranche”), with 20% of each Quarterly Tranche being Mandatory Exercise Options, and the remainder of the Quarterly Tranche being Optional Exercise Options.
2. Pool Two: 19% of the Total Pool will be allocated to Pool Two. For each grantee in Pool Two, 1/8 of their Options will become exercisable each quarter, with 10% of each Quarterly Tranche being Mandatory Exercise Options, and the remainder of the Quarterly Tranche being Optional Exercise Options.
Each quarter, a Quarterly Tranche will become exercisable as follows:
•The Mandatory Exercise portion of the tranche will be exercisable over a two-day period in the applicable quarter (the “Mandatory Exercise Period”).
•If the grantee exercises the Mandatory Exercise portion of the tranche during the Mandatory Exercise Period, then the remaining portion of the Quarterly Tranche will become exercisable for a period of two years thereafter. The grantee may choose when within that two year period to exercise the Optional Exercise Options.
•If the grantee does not exercise the Mandatory Exercise portion of any Quarterly Tranche during the Mandatory Exercise Period, then all remaining Options (for that quarter and all future quarters) will be forfeited.
Subject to stockholder approval, any portion of the Options, including both the Mandatory Exercise portion and/or the Optional Exercise portion of any Quarterly Tranche, may be exercised on an accelerated basis prior to the applicable quarter in which the Quarterly Tranche would otherwise become exercisable (but not before the first Mandatory Exercise Period); provided, that any shares of Common Stock acquired on exercise of Optional Exercise Options will be subject to a trading lock up and will not be freely tradable, sellable or transferrable until the date on which the Optional Exercise Options would otherwise have become exercisable pursuant to the Quarterly Tranche schedule described above.
One Big Beautiful Bill Act (“OBBBA”)
On July 4, 2025, the OBBBA was signed into law by President Trump. Key provisions of the Act include the reinstatement of 100% bonus depreciation, the immediate expensing of domestic research and experimentation expenditures, and modifications to the limitation on business interest deductions. Management is evaluating the impact that the OBBBA will have on the Company's consolidated financial statements and disclosures.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of financial condition and results of operations should be read together with the accompanying consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 (this "Report") and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (our "Form 10-K"), which is incorporated herein by reference. References in this section to “we,” “us,” “our,” “Bakkt” or the “Company” and like terms refer to Bakkt Holdings, Inc. and its subsidiaries for the three and six months ending June 30, 2025, unless the context otherwise requires. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed above in “Cautionary Statement Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.”
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

Crypto Market Developments
The U.S. cryptocurrency market has undergone a significant transformation, driven by a maturing regulatory environment, increased institutional participation, and sustained retail adoption. This positive momentum creates a favorable backdrop for Bakkt's continued growth.
Key Market Drivers
•Political Shift and Pro-Innovation Policy: The current political climate is increasingly supportive of digital assets. Recent actions, including the establishment of a Strategic Bitcoin Reserve and the signing of the GENIUS Act, signal a commitment to positioning the U.S. as a global leader in blockchain innovation. The bipartisan push for the Blockchain Regulatory Certainty Act (often referred to as the 'Clarity Act') also aims to provide clear rules for non-custodial service providers, fostering a more stable environment for developers.
•Legislative Progress: The newly enacted GENIUS Act is a landmark piece of legislation that provides a comprehensive regulatory framework for stablecoins. By mandating full reserve backing and defining stablecoins as a distinct asset class (not a security or commodity), the Act enhances consumer protection and provides the regulatory certainty needed to unlock significant growth in this sector.
•Broadening Adoption: The market continues to see robust adoption. According to the 2025 "Security.org" report, approximately 28% of U.S. adults now own cryptocurrency, a figure that has nearly doubled since 2021. This demonstrates growing public confidence and a lasting shift in consumer behavior.
Market Performance
Bitcoin's price performance has been a key indicator of this bullish sentiment. The approval of U.S. spot Bitcoin Exchange-Traded Funds (ETFs) in early 2024 was a pivotal moment, attracting significant institutional capital and contributing to a strong 2024. Bitcoin's price reached highs near $100,000, and it has continued to demonstrate resilience, with its market cap now above $1.8 trillion. This performance, while volatile, reflects a market that is fundamentally stronger and more resilient than in previous cycles.
Recent Developments

DTR Commercial Agreement
On July 31, 2025, we entered into a Commercial Agreement (the “Commercial Agreement”) with Distributed Technologies Research Global Ltd. (“DTR”), which sets forth the terms and conditions governing the integration of Bakkt’s various solutions related to financial transaction processing and cryptocurrency trading with DTR’s technology related to the execution of global payments powered by stablecoins.
Pursuant to the Commercial Agreement, DTR grants Bakkt and its affiliates a non-exclusive, non-transferable, sublicensable license for the duration of the term of the Commercial Agreement to access, display, reproduce, modify, create derivative works of, and otherwise use the DTR’s technology in certain territories; and DTR and its affiliates a non-exclusive, non-transferable, sublicensable, worldwide, right and license to display, reproduce, modify, create derivative works of, and otherwise use Bakkt solutions as needed. For each payment that is processed under the Commercial Agreement, Bakkt will be entitled to a customary fee for similar types of transactions.
The initial term of the Commercial Agreement will be three years from the date of execution, unless terminated earlier. At any time, either party will be able to terminate the Commercial Agreement in the event of insolvency of the other party or a material breach of the other party that has not been cured. Pursuant to the terms and conditions of the Commercial Agreement, DTR will be subject to certain restrictions on its ability to provide services or technology that are competitive with the project in certain territories. The Commercial Agreement contains customary representations, warranties and covenants. The parties have also agreed to indemnify and hold each other harmless from claims alleging infringement of third-party intellectual property, gross negligence or willful misconduct, or arising from a party’s customer agreement, except these indemnification obligations to not apply with respect to any intellectual property or data that is not created or provided by the other party, combined with other products or processes not provided by the other party, or where the other party continues the alleged infringing activity.

Common Stock and Warrant Offering
On July 28, 2025, we entered into an Underwriting Agreement (the “Underwriting Agreement”) with Clear Street LLC and Cohen & Co. Capital Markets, a division of Cohen & Company Securities, LLC (collectively, the “Underwriters”), pursuant to which we agreed to sell and issue to the Underwriters an aggregate of 6,753,627 shares (the “Shares”) of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”) and, for certain purchasers, pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 746,373 shares of Common Stock (the “Offering”). The price to the public in the Offering was $10.00 per Share and $9.9999 per Pre-Funded Warrant, which was the price per share at which the Shares were being sold to the public in the Offering, minus the $0.0001 exercise price per Pre-Funded Warrant. In addition, under the terms of the Underwriting Agreement, the Company granted the Underwriters the option, for 30 days, to purchase up to an additional 1,125,000 Shares and at the public offering price, less underwriting discounts and commissions.
The aggregate gross proceeds to the Company from the Offering were approximately $75 million, before deducting fees to the underwriters and other estimated offering expenses payable by the Company. We intend to use the net proceeds from the Offering to purchase Bitcoin and other digital assets in accordance with its Investment Policy, working capital, and for general corporate purposes.
The Underwriting Agreement contains customary representations, warranties and agreements by the Company (including a lock-up agreement, pursuant to which, subject to specified exceptions, the Company has agreed not to offer or transfer Shares during the 60 day period following the date of the Underwriting Agreement), customary conditions to closing, indemnification obligations of the Company and the Underwriters, including for liabilities under the Securities Act of 1933, as amended (the “Securities Act”) and termination provisions. In connection with the Offering, the Company’s officers and directors and ICE have also entered into lock-up agreements, pursuant to which, subject to specified exceptions, they have agreed not to offer or transfer their Shares during the 90-day period following the date of the Underwriting Agreement.
The Pre-Funded Warrants are exercisable at any time so long as the aggregate number of shares of Common Stock beneficially owned by the holder (together with its affiliates) would not exceed 4.99% of the number of Shares outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such Pre-Funded Warrant. Such percentage may be increased or decreased to any number not in excess of 9.99% at the holder’s election upon notice to the Company, any such increase not to take effect until the 61st day after notice to the Company. The Pre-Funded Warrants contain standard adjustments to the exercise price, including for stock splits, stock dividends and pro rata distributions and contain customary terms regarding the treatment of such Pre-Funded Warrants in the event of a fundamental transaction, which include but are not limited to a merger or consolidation involving the Company, a sale of all or substantially all of the assets of the Company, or a business combination resulting in any person acquiring more than 50% of the voting power of the capital stock of the Company.

Bakkt Loyalty Solutions Exit
In March 2025, we announced our investigation of strategic alternatives for our loyalty business as we work to realign our business with a crypto focus.
On July 23, 2025, Opco entered into an Equity Purchase Agreement (the “Purchase Agreement”) by and among Opco, Project Labrador Holdco, LLC, a wholly owned subsidiary of Roman DBDR Technology Advisors, Inc. (the “Purchaser”), and Bridge2 Solutions, LLC, Aspire Loyalty Travel Solutions, LLC, Bridge2 Solutions Canada, Ltd., each a wholly owned subsidiary of Opco, and B2S Resale, LLC, an indirect wholly owned subsidiary of Opco (collectively, the “Acquired Companies”). Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, Opco has agreed to sell to the Purchaser all of the issued and outstanding equity interests of the Acquired Companies, which constitute the entities that conduct the loyalty and travel redemption business of the Company (the “Transaction”).
The consideration to be paid to Opco in connection with the Transaction is $1.00, subject to certain adjustments following the Closing (as defined in the Purchase Agreement). At the Closing, Opco shall deliver the equity of the Acquired Entities, together with an amount of cash equal to $11 million plus (i) the amount of the most negative working capital of the business that existed in the twelve months prior to the closing date and (ii) the amount of estimated indebtedness, subject to post-closing adjustments. Opco shall also place the Escrow Amount (defined below) into an escrow account, to hold funds for the indemnity obligations of Opco and the working capital adjustment and indebtedness adjustment, in each case as set forth in the Purchase Agreement and an accompanying escrow agreement. At the closing of the transaction, pursuant to an escrow agreement, Opco will deposit with the escrow agent (i) $1,000,000 into an indemnity escrow account (the “Indemnity Escrow Amount”), and (ii) $1,500,000 into a working capital adjustment escrow account (the “Adjustment Escrow Amount” and together with the Indemnity Escrow Amount, the “Escrow Amount”), in each case to be disbursed by the escrow agent in accordance with the terms of the Purchase Agreement and the escrow agreement. Subject to certain exceptions, on the applicable Escrow Termination Date (as defined in the Purchase Agreement), the escrow agent shall disburse the remaining Escrow Amount, if any. After the twelve-month anniversary of the closing date, the parties will determine whether the value of working capital delivered to the Purchaser at the Closing was greater than the greatest absolute value of working capital that existed in the twelve months following the closing date. If the value of working capital delivered to the Purchaser at the Closing was greater that such greatest absolute value, the Purchaser shall pay to Opco the difference between the value of working capital delivered to the Purchaser at the Closing and such greatest absolute value.
The Purchase Agreement contains customary representations, warranties and covenants, as well as certain indemnification provisions, with respect to Opco and the Acquired Companies, on the one hand, and the Purchaser, on the other. Furthermore, in connection with the Transaction, the Company plans to enter into ancillary agreements including (i) a note issued by the Purchaser to Opco pursuant to which Opco will loan to the Purchaser an amount equal to the restricted cash held by the Acquired Entities for the lesser of 18 months or the time the agreement is terminated pursuant to which such cash is restricted, (ii) the escrow agreement described above, and (iii) a transition services agreement pursuant to which Opco and the Purchaser or their respective affiliates will provide certain transition services to one another (the “Ancillary Agreements”). Consummation of the Transaction is subject to the satisfaction or waiver of certain conditions, including, but not limited to, the execution of certain of the Ancillary Agreements, the completion by the Purchaser of certain operational integrations, and the assignment of certain contracts to the Purchaser.
Convertible Debenture Securities Purchase Agreement
On June 17, 2025, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with YA II PN, LTD., a Cayman Islands exempt limited company (the “Investor”).
Pursuant to the terms of the Purchase Agreement, the Investor purchased a $25 million convertible debenture (the “Convertible Debenture”) from the Company for a price of $23.75 million (the “Purchase Amount”) in a private placement (the “Private Placement”). The Private Placement closed on June 18, 2025. The Company intends to use the net proceeds from the Private Placement for working capital and for general corporate purposes
The Convertible Debenture accrues interest on the outstanding principal balance at an annual rate equal to 0%, which will increase to an annual rate of 18% upon the occurrence of an Event of Default (as defined in the Convertible Debenture) for so long as the Event of Default remains uncured. The Convertible Debenture will mature on the first anniversary of the closing date, as may be extended at the option of the Investor (the “Maturity Date”).

For so long as there is a balance outstanding under the Convertible Debenture, the Investor, in its sole discretion, may deliver to the Company a conversion notice (the “Conversion Notice”) to cause any portion of the outstanding and unpaid balance under the Convertible Debenture to be converted (the “Conversion Amount”) into the Company’s Class A common stock (the “Class A Common Stock”, and together with the Company’s Class V common stock, the “Common Stock”). The Conversion Amount will not exceed the balance owed under the Convertible Debenture on the date of delivery of the Conversion Notice.
The shares of Class A Common Stock will be issued and sold to the Investor at a per share price (the “Conversion Price”) equal to the lower of (i) $14.51 per share or (ii) 97% of the lowest daily volume weighted average price during the five consecutive trading days immediately preceding the conversion date (the “Variable Price”), but which Variable Price shall not be lower than $2.418. The shares of Class A Common Stock will be issued and sold to the Investor at the Conversion Price that would be applicable to the Conversion Amount selected by the Investor if such amount were to be converted as of the date of delivery of the Conversion Notice. The amount outstanding under the Convertible Debenture will then be offset by the Conversion Amount.
To the extent any balance remains outstanding under the Convertible Debenture on the Maturity Date, the Company will pay to the Investor such outstanding balance in cash.

Bitcoin and Other Digital Assets Investment Policy
In June 2025, we updated our corporate Investment Policy, enabling us to allocate capital into Bitcoin and other digital assets as part of our broader treasury and corporate strategy.
Our updated Investment Policy is built on three strategic pillars designed to enhance long-term stockholder value and position Bakkt as a leader in the digital asset ecosystem:
•Core allocations to Bitcoin and leading digital assets: Bakkt will allocate a portion of its treasury to Bitcoin and other top-tier cryptocurrencies, aligning with its conviction in digital assets as a store of value with long-term appreciation potential.
•Strategic capital structure optimization: Bakkt will continue to utilize prudent strategies to enhance the Company’s capital structure while maintaining disciplined risk management.
•Global expansion of treasury strategy through strategic jurisdictional analysis: The Company is actively evaluating global jurisdictions to deploy these strategies, leveraging the management team’s experience in respective capital markets.
The Company may acquire Bitcoin or other digital assets, using excess cash, proceeds from future equity or debt financings, or other capital sources, subject to the Company’s updated Investment Policy. As of June 30, 2025, the Company has not purchased any Bitcoin or other digital assets pursuant to its revised Investment Policy. The timing and magnitude of any such transactions will depend on market conditions, capital market receptivity, business performance and other strategic considerations.
On August 6, 2025, we entered into a share purchase agreement with RIZAP Group, Inc. to acquire approximately 30% of the outstanding shares of MarushoHotta Co., Ltd. (MHT), a Tokyo-listed company, for ¥1,676,551,082 ($11.5 million). This investment advances our progress in launching a multinational bitcoin treasury strategy. MHT intends to seek shareholder approval to adopt a bitcoin treasury strategy.
In July 2025, the Company acquired the Bitcoin.kr domain name.

Bakkt Brokerage Dissolution

Effective April 28, 2025, the Company dissolved Bakkt Brokerage.
Bakkt Trust Exit
On March 17, 2025, we entered into an agreement with ICE whereby ICE agreed to purchase all of the outstanding equity interests of Bakkt Trust Company LLC (“Bakkt Trust”) in exchange for $1.5 million plus the assumption of Bakkt Trust’s regulatory capital requirement, which was approximately $3.0 million as of signing, and certain operating costs of Bakkt Trust during the period between the signing of the purchase agreement and the closing of the transaction (subject to such closing). The sale of Bakkt Trust closed on May 15, 2025.
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
As consideration for the sale of the DTR Equity contemplated by a Put Option or a Call Option, Mr. Naheta will be entitled, in exchange for all of the DTR Equity, to a number of shares of our Class A Common Stock, par value $0.0001 per share (the “Class A Common Stock”), representing at least 19.9% and no more than 31.5%, of the aggregate of our common stock (which such total shall include the shares of the then outstanding and issued Class A Common Stock and the shares of Class A Common Stock then exchangeable for our paired interests represented by our Class V Common Stock, par value $0.0001 per share), plus the aggregate number of shares of our Class A Common Stock issuable upon full exercise or conversion of any options, warrants or other convertible or derivative securities then outstanding, on an as-converted basis, which shall not include the publicly traded warrants currently listed on the NYSE (BKKT WS) and any warrants to purchases of Class A Common Stock that are below the Bakkt Share Price (as defined below) (the “Bakkt Share Number”) subject to any DTR Adjustment (as defined below); provided that Mr. Naheta will be entitled to a “top up” of additional shares of Class A Common Stock to the extent any such public warrants are actually exercised. Any indebtedness of DTR outstanding immediately prior to the closing of a Call Option or Put Option transaction and certain transaction expenses in excess of $1.0 million incurred by or on behalf of DTR or Mr. Naheta (such amount, the “DTR Value”) shall proportionately reduce the number of shares Mr. Naheta is entitled to receive in a Put Option or Call Option transaction (the “DTR Adjustment”).
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
Non-renewal of Key Customer Contracts
On March 14, 2025, our largest client, Webull Pay LLC (“Webull”), notified us that it will not renew its agreement with us when it ended on June 14, 2025, although the Company continues to service a limited number of states under an amended agreement with Webull. Webull represented approximately 74% of the Company’s Crypto services revenue for the year ended December 31, 2024.
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
Revolving Credit Facility
On August 12, 2024, Bakkt and Opco executed a revolving credit facility with Intercontinental Exchange Holdings, Inc. (the “Lender”) and certain subsidiaries of Bakkt party thereto from time to time, as guarantors, whereby the

Lender agreed to provide for a $40.0 million secured revolving line of credit for working capital and general corporate purposes. The ICE Credit Facility was available in defined commitment amounts at specified dates in the future. On March 27, 2025, we drew $5.0 million under the ICE Credit Facility. On June 18, 2025, the Company repaid all principal and accrued interest then outstanding on the ICE Credit Facility. As of June 30, 2025, there were no borrowings outstanding under the ICE Credit Facility. On July 30, 2025, we terminated the ICE Credit Facility and repaid all outstanding principal, interest and fees due thereunder through the date of termination. Refer to “Liquidity and Capital Resources” for further details.
One-Time Option Awards
In connection with the Offering, the Company’s Board of Directors and its Compensation Committee (the “Compensation Committee”) approved a one-time award of stock options to purchase up to $74.5 million worth of Common Stock (the “Options”), in the aggregate, to 10 employees. No consideration was received by the Company for the granting of the Options. Due to the limited share reserve under the Bakkt Holdings, Inc. 2021 Omnibus Employee Incentive Plan (the “Omnibus Incentive Plan”), the Options were approved by the Board of Directors outside the Omnibus Incentive Plan and are subject to stockholder approval. Notwithstanding the foregoing, the Options will be governed in all respects as if issued under the Omnibus Incentive Plan, except with respect to the Omnibus Incentive Plan’s minimum vesting requirements. Accordingly, the Compensation Committee will administer the Options and have the authority in its sole discretion to, among other actions: construe, interpret and implement the Options; amend the Options in any respect without stockholder approval; and determine the treatment of the Options in the event of a change in control of the Company.
Consistent with the purpose of the Omnibus Incentive Plan and subject to stockholder approval, the Options are structured as a commitment by the grantee to exercise a predetermined number of Options every quarter for eight quarters (such committed number of Options, the “Mandatory Exercise Options”) at an exercise price per share set forth in the applicable award agreement, which exercise price will be equal to the value of a share of Common Stock as negotiated in the Offering, which reflects a third-party negotiated fair market value, or to the extent required to comply with Section 409A of the Internal Revenue Code, the fair market value of a share of Common Stock on the date of grant. For each quarter in which the grantee exercises the Mandatory Exercise Options, the grantee will be entitled to exercise an additional number of Options (the “Optional Exercise Options”) which Optional Exercise Options will become exercisable for a period of up to two years. The grantee must personally fund the exercise price in order to exercise the Mandatory Exercise Options, as net settlement of the Mandatory Exercise Options will not be permitted. The grantee may either personally fund the exercise price in order to exercise the Optional Exercise Options or may elect to net settle the Optional Exercise Options.
Subject to stockholder approval, the award pool for Options will be $74.5 million (the “Total Pool”). The Total Pool will be divided into two sub-pools from which the grantees will receive options to purchase Common Stock in the following amounts:
1. Pool One: 81% of the Total Pool will be allocated to Pool One. For each grantee in Pool One, 1/8 of their Options will become exercisable each quarter (the “Quarterly Tranche”), with 20% of each Quarterly Tranche being Mandatory Exercise Options, and the remainder of the Quarterly Tranche being Optional Exercise Options.
2. Pool Two: 19% of the Total Pool will be allocated to Pool Two. For each grantee in Pool Two, 1/8 of their Options will become exercisable each quarter, with 10% of each Quarterly Tranche being Mandatory Exercise Options, and the remainder of the Quarterly Tranche being Optional Exercise Options.
Each quarter, a Quarterly Tranche will become exercisable as follows:
•The Mandatory Exercise portion of the tranche will be exercisable over a two-day period in the applicable quarter (the “Mandatory Exercise Period”).

•If the grantee exercises the Mandatory Exercise portion of the tranche during the Mandatory Exercise Period, then the remaining portion of the Quarterly Tranche will become exercisable for a period of two years thereafter. The grantee may choose when within that two year period to exercise the Optional Exercise Options.
•If the grantee does not exercise the Mandatory Exercise portion of any Quarterly Tranche during the Mandatory Exercise Period, then all remaining Options (for that quarter and all future quarters) will be forfeited.
Subject to stockholder approval, any portion of the Options, including both the Mandatory Exercise portion and/or the Optional Exercise portion of any Quarterly Tranche, may be exercised on an accelerated basis prior to the applicable quarter in which the Quarterly Tranche would otherwise become exercisable (but not before the first Mandatory Exercise Period); provided, that any shares of Common Stock acquired on exercise of Optional Exercise Options will be subject to a trading lock up and will not be freely tradable, sellable or transferrable until the date on which the Optional Exercise Options would otherwise have become exercisable pursuant to the Quarterly Tranche schedule described above.
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
Andrew Main is departing as co-Chief Executive Officer and President of the Company, effective as of August 11, 2025 (the “Separation Date”). Effective as of the Separation Date, Mr. Main will also resign from the Board of Directors. Mr. Main will serve as an advisor to the Company through the completion of the Company’s sale of the Loyalty business. The Company’s current co-Chief Executive Officer, Akshay Naheta, will serve as the Chief Executive Officer of the Company and will assume the additional title of President following Mr. Main’s separation.
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
In connection with the entrance into the Cooperation Agreement, on March 19, 2025, we appointed Akshay Naheta and Mr. Main as our Co-Chief Executive Officers, effective as of March 21, 2025. Mr. Naheta was also appointed as a member of the Board and Mr. Main continues to serve as a member of the Board and as our principal executive officer and principal operating officer, for purposes of the rules and regulations of the SEC, and will continue to have operating responsibility for our regulated subsidiary, Bakkt Crypto Solutions, LLC (“Bakkt Crypto Solutions”), until such time as Mr. Naheta has been approved by all relevant regulatory authorities to serve in such capacity.
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

Competition
The crypto marketplace is highly competitive with numerous participants competing for the same clients. Additionally, some of our clients may seek to develop their own technology to replace their need for our platform. We believe we are well positioned with our ability to provide capabilities around emerging crypto assets on a single, highly secure, institutional-grade technology platform.
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
Cryptocurrency Held on Platform
The Company held cryptocurrency in custodial products on its platform for client customers totaling $1,359 million at fair value as of June 30, 2025. In accordance with the SEC Staff Accounting Bulletin No. 122, these assets are not recorded in the Company’s consolidated balance sheets. Similarly, as the Company has an obligation to securely store cryptocurrency on its platform, it had a corresponding unrecorded liability of $1,335 million as of June 30, 2025. Since the risk of loss related to the obligation to safeguard crypto assets for users of its platform is remote, the Company did not record a liability for such risk of loss as of June 30, 2025 and December 31, 2024 in the Company’s consolidated balance sheets.
Key Performance Indicators
We use four key performance indicators (“KPIs”) that are key to understanding our business performance, as they reflect the different ways we enable clients to engage with our platform.
•Transacting accounts. We define transacting accounts as unique accounts that perform transactions on our platform each month. We use transacting accounts to reflect how users across our platform use the variety of services we offer, such as buying and selling crypto to facilitate everyday purchases, redeeming loyalty points for travel or merchandise, or converting loyalty points to cash or gift cards. There were 0.7 million and 1.5 million unique monthly transacting accounts during the three and six months ending June 30, 2025, respectively.

•Notional traded volume. We define notional traded volume as the total notional volume of transactions across crypto and loyalty platforms. The figures we use represent gross values recorded as of the order date. Notional traded volumes were $733.0 million and $1,946 million during the three and six months ending June 30, 2025, respectively.
•Assets under custody. We define assets under custody as the sum of coin quantities held by customers multiplied by the final quote for each coin on the last day of the period. Assets under custody were $1,335.0 and $2,301.9 million as of June 30, 2025 and December 31, 2024, respectively.

Results of Operations
The following table is our consolidated statements of operations for the three and six months ended June 30, 2025 and June 30, 2024, respectively (in thousands, except per share data):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Revenues:
Crypto services	$568,103	$497,141	$1,633,859	$1,338,481
Loyalty services, net	9,779	12,757	18,933	25,999
Total revenues	577,882	509,898	1,652,792	1,364,480
Operating expenses:
Crypto costs	561,074	491,701	1,615,709	1,323,673
Execution, clearing and brokerage fees	4,139	3,392	11,832	9,022
Compensation and benefits	20,124	22,381	37,943	46,912
Professional services	4,069	3,639	9,261	7,274
Technology and communication	2,901	3,651	6,469	9,423
Selling, general and administrative	3,590	5,516	7,419	13,326
Depreciation and amortization	154	117	374	174
Related party expenses	—	150	—	300
Impairment of long-lived assets	—	—	—	288
Restructuring expenses	—	926	228	7,067
Other operating expenses	320	442	566	875
Total operating expenses	596,371	531,915	1,689,801	1,418,334
Operating loss	(18,489)	(22,017)	(37,009)	(53,854)
Interest income, net	(53)	1,245	568	2,201
(Loss) gain from change in fair value of warrant liability	(8,604)	(15,114)	23,644	(6,068)
Other (expense) income, net	(2,946)	448	(1,008)	1,164
Loss before income taxes	(30,092)	(35,438)	(13,805)	(56,557)
Income tax expense	(60)	(74)	(110)	(230)
Net loss	(30,152)	(35,512)	(13,915)	(56,787)
Less: Net loss attributable to noncontrolling interest	(15,418)	(19,088)	(6,889)	(32,198)
Net loss attributable to Bakkt Holdings, Inc.	$(14,734)	$(16,424)	$(7,026)	$(24,589)

Net loss per share attributable to Class A Common Stockholders:
Basic	$(2.16)	$(2.67)	$(1.05)	$(4.66)
Diluted	$(2.16)	$(2.67)	$(1.05)	$(4.66)
Three Months Ended June 30, 2025 compared to Three Months Ended June 30, 2024
Financial Summary
The three months ended June 30, 2025 included the following notable items relative to the three months ended June 30, 2024:
•Revenue increased $68.0 million primarily driven by an increase in crypto trading volume compared to the prior year second quarter; and
•Operating expenses increased $64.5 million primarily driven by higher crypto trading costs in connection with higher crypto trading volume compared to the prior year third quarter.

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
Crypto Services Revenue

($ in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	$ Change	% Change
Crypto services	$568,103	$497,141	$70,962	14.3%
Crypto services revenue increased by $71.0 million, or 14.3%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily driven by improved market trading volume for crypto as compared to the prior year second quarter.
Loyalty Services Revenue

($ in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	$ Change	% Change
Loyalty services, net	$9,779	$12,757	$(2,978)	(23.3%)
Loyalty services revenue decreased by $3.0 million, or (23.3%), for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily related to a $0.8 million reduction in transaction revenue and a $2.2 million decrease in subscription and services revenue.
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
Crypto Costs

($ in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	$ Change	% Change
Crypto costs	$561,074	$491,701	$69,373	14.1%
Crypto costs represent the gross value of crypto sold by our customers on our platform. These costs are measured at the executed price at the time of the trade. Crypto costs increased by $69.4 million, or 14.1%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase reflects improved crypto market trading relative to the prior year second quarter.

Execution, Clearing and Brokerage Fees

($ in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	$ Change	% Change
Execution, clearing and brokerage fees	$4,139	$3,392	$747	22.0%
Execution, clearing and brokerage fees primarily represent payments to clients in exchange for driving order flow to our platform. Execution, clearing and brokerage fees increased by $0.7 million during the three months ended June 30, 2025. The increase reflects increased crypto transaction volume as described above.

Compensation and Benefits

($ in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	$ Change	% Change
Compensation and benefits	$20,124	$22,381	$(2,257)	(10.1%)
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
Compensation and benefits decreased by $2.3 million, or 10.1%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily due to decreases of $6.2 million in salaries and wages, and bonuses, slightly offset by an increase of $3.9 million in non-cash compensation.
Professional Services

($ in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	$ Change	% Change
Professional services	$4,069	$3,639	$430	11.8%
Professional services expense includes fees for accounting, legal and regulatory fees. Professional services increased by $0.4 million, or 11.8%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase was primarily due to an increase in strategic and transformational initiatives and transaction activity during the three months ended June 30, 2025.
Technology and Communication

($ in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	$ Change	% Change
Technology and communication	$2,901	$3,651	$(750)	(20.5%)
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
Technology and communications expense also includes fees paid for access to external market data and associated licensing costs, which may be impacted by growth in electronic contract volume, our capacity requirements, changes in the number of telecommunications hubs, and connections with customers to access our electronic platforms directly. Technology and communications expense decreased by $0.8 million, or 20.5%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily due to a decrease of $0.4 million in hosting fees, $0.2 million in software license fees, and $0.1 million in telecommunications. We expect these costs to decline in the future as we optimize our operational footprint.
Selling, General and Administrative

($ in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	$ Change	% Change
Selling, general and administrative	$3,590	$5,516	$(1,926)	(34.9%)
Selling, general and administrative expenses include marketing, advertising, business insurance, rent and occupancy, bank service charges, dues and subscriptions, travel and entertainment, and other general and administrative costs. Our marketing activities primarily consist of web-based promotional campaigns, promotional activities with clients, conferences and user events, and brand-building activities. Selling, general and administrative expenses do not include any headcount cost, which is reflected in "Compensation and benefits" on the consolidated statements of operations. We expect these costs will decrease as a percentage of our revenue in future years as we gain improved operating leverage from our projected revenue growth and exercise prudent expense management.
Selling, general and administrative costs decreased by $1.9 million, or 34.9%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was primarily due to a decrease of $1.8 million in general insurance compared the previous year second quarter.
Depreciation and Amortization

($ in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	$ Change	% Change
Depreciation and amortization	$154	$117	$37	31.6%
Depreciation and amortization expense consists of amortization of intangible assets from business acquisitions and internally developed software and depreciation of purchased software and computer and office equipment over their estimated useful lives. Depreciation and amortization increased by $37.0 thousand, or 31.6%, for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The increase is primarily related to capitalized software development.
Related Party Expenses

($ in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	$ Change	% Change
Related party expenses	$—	$150	$(150)	(100.0%)
Related party expenses consist of fees for transition services agreements. Related party expenses decreased by $0.2 million, or (100.0%), for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The decrease was due to the termination of the ICE transition services agreement in December 2023.

Loss from Change in Fair Value of Warrant Liability

($ in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	$ Change	% Change
Loss from change in fair value of warrant liability	$(8,604)	$(15,114)	$6,510	n/m
We recorded a loss of $8.6 million during the three months ended June 30, 2025 for the change in fair value on the revaluation of our warrant liabilities associated with our public warrants and the Class 1 and Class 2 warrants from the 2024 Concurrent Offerings. We recorded a loss of $15.1 million during the three months ended June 30, 2024 for the change in fair value on the revaluation of our warrant liabilities. These are non-cash losses and/or gains which are driven by fluctuations in the market price of our public warrants and valuation of our Class 1 and Class 2 warrants from the Concurrent Offerings.
Other (Expense) Income, net

($ in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	$ Change	% Change
Other (expense) income, net	$(2,946)	$448	$(3,394)	n/m
Other (expense) income, net primarily consists of non-operating gains and losses. During the three months ended June 30, 2025, we had other expense of $2.9 million primarily related to a net loss of $2.3 million on the sale of Bakkt Trust in May 2025 and foreign currency translation. During the three months ended June 30, 2024, we had other income of $0.4 million primarily related to foreign currency translation.
Income Tax Expense

($ in thousands)	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	$ Change	% Change
Income tax expense	$(60)	$(74)	$14	(18.9%)
Income tax expense during the three months ended June 30, 2025 and June 30, 2024, primarily consists of current state tax expense related to certain state jurisdictions wherein we are required to file income tax returns.
Six Months Ended June 30, 2025 compared to Six Months Ended June 30, 2024
Financial Summary
The six months ended June 30, 2025 included the following notable items relative to the six months ended June 30, 2024:
•Revenue increased $288.3 million primarily driven by a significant increase in Crypto services revenue resulting from an increase in trading volume; and
•Operating expenses increased $271.5 million primarily driven by increased crypto trading costs in conjunction with increased crypto service revenue.
Crypto Services Revenue

($ in thousands)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	$ Change	% Change
Crypto services	$1,633,859	$1,338,481	$295,378	22.1%

Crypto services revenue increased by $295.4 million, or 22.1%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily driven by increased crypto trading volume.
Loyalty Services Revenue

($ in thousands)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	$ Change	% Change
Loyalty services, net	$18,933	$25,999	$(7,066)	(27.2%)
Net loyalty services revenue decreased by $7.1 million for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily related to the exit of a client of our loyalty business in 2024 due to divestiture of its business, as well as reduced volume-based service revenue and transaction volume.
Operating Expenses
Operating expenses consist of crypto costs, execution, clearing and brokerage fees, compensation and benefits, professional services, technology and communication expenses, selling, general and administrative expenses, acquisition-related expenses, depreciation and amortization, restructuring expenses, and other operating expenses.
Crypto Costs

($ in thousands)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	$ Change	% Change
Crypto costs	$1,615,709	$1,323,673	$292,036	22.1%
Crypto costs represent the gross value of crypto sold by our customers on our platform. These costs are measured at the executed price at the time of the trade. Crypto costs increased by $292.0 million, or 22.1%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. This increase was primarily driven by increased crypto trading volume.
Execution, Clearing and Brokerage Fees

($ in thousands)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	$ Change	% Change
Execution, clearing and brokerage fees	$11,832	$9,022	$2,810	31.1%
Execution, clearing and brokerage fees primarily represent payments to clients in exchange for driving order flow to our platform. Execution, clearing and brokerage fees increased $2.8 million, or 31.1%, during the six months ended June 30, 2025 relative to the same period in the prior year. The increase reflects increased volume in Crypto trading revenue.
Compensation and Benefits

($ in thousands)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	$ Change	% Change
Compensation and benefits	$37,943	$46,912	$(8,969)	(19.1%)
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
Compensation and benefits decreased by $9.0 million, or 19.1%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily due to decreases of $3.7 million in salaries and wages and, $3.4 million in bonuses, $0.8 in stock-based compensation, and $0.8 million in benefit related costs as the Company continues to optimize its cost structure.
Professional Services

($ in thousands)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	$ Change	% Change
Professional services	$9,261	$7,274	$1,987	27.3%
Professional services expense includes fees for accounting, legal and regulatory fees. Professional services increased by $2.0 million, or 27.3%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily due to increases of $1.7 million in legal and $0.8 million of other professional fees, slightly offset by a $0.5 million decrease in audit and tax fees primarily due to an increase in strategic and transformational initiatives and transaction activity during the six months ended June 30, 2025.
Technology and Communication

($ in thousands)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	$ Change	% Change
Technology and communication	$6,469	$9,423	$(2,954)	(31.3%)
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
Technology and communications expense decreased by $3.0 million, or 31.3%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily due to a decrease of $1.8 million in hardware and software license fees, $0.8 million in hosting fees, and $0.3 million in telecommunications fees.
Selling, General and Administrative

($ in thousands)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	$ Change	% Change
Selling, general and administrative	$7,419	$13,326	$(5,907)	(44.3%)
Selling, general and administrative expenses include marketing, advertising, business insurance, rent and occupancy, bank service charges, dues and subscriptions, travel and entertainment, and other general and administrative costs. Our marketing activities primarily consist of web-based promotional campaigns, promotional activities with clients, conferences and user events, and brand-building activities. Selling, general and administrative expenses do not include any headcount cost, which is reflected in "Compensation and benefits" on the consolidated statements of operations. We expect these costs will decrease as a percentage of our revenue in future years as we gain improved operating leverage from our projected revenue growth.
Selling, general and administrative costs decreased by $5.9 million, or 44.3%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The decrease was primarily due to a $4.1 million decrease in general insurance, $1.0 million in marketing and promotions, and a $0.6 million decrease in non-recurring vendor cost.
Depreciation and Amortization

($ in thousands)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	$ Change	% Change
Depreciation and amortization	$374	$174	$200	114.9%
Depreciation and amortization expense consists of amortization of intangible assets from business acquisitions, internally developed software and depreciation of purchased software and computer and office equipment over their estimated useful lives.
Depreciation and amortization increased by $0.2 million, or 114.9%, for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The increase was primarily due to amortization associated with software development costs, as the Company continues to capitalize internally developed software development related to Bakkt Crypto.
Restructuring Expenses

($ in thousands)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	$ Change	% Change
Restructuring expenses	$228	$7,067	$(6,839)	(96.8%)
Restructuring expenses of $0.2 million during the six months ended June 30, 2025 consist of severance costs related to a reduction in force executed in the first quarter of 2025. Restructuring expenses of $7.1 million during the six months ended June 30, 2024 consisted of severance costs and accelerated vesting of non-cash compensation related to the termination of a former executive and certain other employees.
Gain (Loss) from Change in Fair Value of Warrant Liability

($ in thousands)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	$ Change	% Change
Gain (loss) from change in fair value of warrant liability	$23,644	$(6,068)	$29,712	n/m
We recorded a gain of $23.6 million during the six months ended June 30, 2025 for the change in fair value on the revaluation of our warrant liabilities associated with our public warrants and Class 1 and Class 2 warrants from the Concurrent Offerings. We recorded a loss of $6.1 million during the six months ended June 30, 2024 for the change in fair value on the revaluation of our warrant liabilities. These are non-cash losses and gains and are driven by fluctuations in the market price of our public warrants and valuation of our Class 1 and Class 2 warrants from the Concurrent Offerings.
Other (Expense) Income, net

($ in thousands)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	$ Change	% Change
Other (expense) income, net	$(1,008)	$1,164	$(2,172)	n/m

Other (expense) income, net primarily consists of non-operating gains and losses. During the six months ended June 30, 2025, we recognized income, net of $(1.0) million primarily related to a net gain of approximately $1.8 million on the assignment of our New York office lease, $0.6 million of sublease income on our Alpharetta headquarters lease, and $1.0 million gain on foreign currency, offset by a $2.3 million loss on the sale of Bakkt Trust. During the six months ended June 30, 2024, we recognized income of $1.2 million primarily related to foreign currency.
Income Tax Expense

($ in thousands)	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	$ Change	% Change
Income tax expense	$(110)	$(230)	$120	(52.2%)
Income tax expense during the six months ended June 30, 2025 and June 30, 2024 primarily consists of current state tax expense related to certain state jurisdictions wherein we are required to file income tax returns during the period.
Liquidity and Capital Resources
As of June 30, 2025, we had $43.5 million and $18.0 million of cash and cash equivalents and restricted cash, respectively. Cash and cash equivalents consist of cash deposits at banks and money market funds. Restricted cash is held to satisfy certain minimum capital requirements pursuant to regulatory requirements, or as collateral for insurance contracts and our purchasing card facility.
As discussed above, we completed the Private Placement in June 2025 and the Offering in July 2025, The Private Placement provided net cash proceeds of approximately $23.8 million and the Offering provided $75.0 million prior to underwriting fees and issuance costs. The proceeds of the Private Placement will be used to purchase Bitcoin and other digital assets in accordance with the Company's Investment Policy, for working capital and general corporate purposes. The proceeds of the Offering will be used for working capital, and general corporate purposes.
On August 12, 2024, Bakkt and Opco executed a secured revolving credit facility with the Lender (the credit facility herein referred to as the "ICE Credit Facility"), with certain subsidiaries of Bakkt to be party thereto from time to time, as guarantors, whereby the Lender agreed to provide for a $40.0 million secured revolving line of credit to us for working capital and general corporate purposes. The Company terminated the ICE Credit Facility on July 30, 2025 and repaid all outstanding principal, interest and fees due thereunder through the date of termination.
As discussed above, we consummated the Concurrent Offerings in March and April 2024. We raised aggregate net proceeds from the Concurrent Offerings of approximately $46.5 million, after deducting the placement agent’s fees and offering expenses payable by us.
We intend to use our unrestricted cash, inclusive of the proceeds from the Private Placement and Offering, to fund our day-to-day operations, including, but not limited to funding our regulatory capital requirements, compensating balance arrangements and other similar commitments, each of which is subject to change, and as available (i) activate new crypto clients, (ii) maintain our product development efforts, and (iii) optimize our technology infrastructure and operational support. We continue to evaluate our headcount and expense base. We have acted to right-size headcount since 2022. Our expected uses of available funds are based on our present plans, objectives and business condition. Additionally, Webull’s decision not to renew its agreement with us which ended on June 14, 2025 has and is expected to continue to materially reduce our Crypto services revenue, although the Company continues to service a limited number of states under an amended agreement with Webull. Following the notice from Webull, the Company executed further cost reduction measures, including personnel reductions, a hiring freeze, and is making changes to vendors, and additional discretionary spending cuts to preserve and extend cash to fund operations. In forecasting the Company's expectation of cash needs for the initial going concern evaluation, the Crypto services revenue growth projections exclude activation of new clients or products currently not live on Bakkt's platform as of the date of release of these consolidated financial statements. In addition, we may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies or intellectual property rights. However, except with respect to our potential acquisition of DTR pursuant to the Cooperation Agreement, we have no agreements or commitments with respect to any such acquisitions or investments at this time. Management believes that the Company's cash and cash equivalents will be sufficient to fund Bakkt's operations for 12 months from the date of these financial statements are issued.
Our future cash requirements will depend on many factors, including our revenue growth rate, the timing and extent of overhead, sales and marketing expenditures to support projected growth, our ability to limit our software development investments to features and functionality with a clear line of sight to revenue generation, and our ability to retain our clients. For example, our client, Webull, which represented 74% of our Crypto services revenues in the year ended December 31, 2024, notified us that it will not renew its agreement with us which ended on June 14, 2025, although the Company continues to service a limited number of states under an amended agreement with Webull. Unless we are able to replace the Crypto services revenue historically generated through our relationship with Webull, we expect our Crypto services revenue to decrease significantly, which will increase our future cash requirements. We made substantial investments in our platforms in 2023 and 2024, which we expect will enable us to continue to simplify our organization and focus on the core capabilities critical to our strategy, and continue to pursue growth with new and existing clients. Please see “Item 1A. Risk Factors—Risks Related to our Business, Finances and Operations—In the past, we have identified conditions and events that raised substantial doubt about our ability to continue as a going concern and it is possible that we may identify conditions and events in the future that raise substantial doubt about our ability to continue as a going concern.” in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (our "Form 10-K") filed with the SEC on March 20, 2025 for more information.
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net cash used in operating activities	$(95,929)	$(27,540)
Net cash provided by investing activities	$4,369	$1,993
Net cash provided by financing activities	$21,264	$44,190
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
Net cash flows used in operating activities of $95.9 million for the six months ended June 30, 2025 was primarily related to cash outflows resulting from change in our operating assets and liabilities of $69.6 million and a $23.6 million non-cash gain resulting from the change in fair value of warrant liabilities, slightly offset by net income of $13.9 million, and non-cash compensation expense of $9.7 million. Net cash outflows from changes in operating assets and liabilities for the six months ended June 30, 2025 were primarily from a $67.2 million decrease in customer funds mainly related to Webull moving a substantial portion of its trading activity off the Company's platform, the disposition of $3.5 million in net assets for Bakkt Trust, a $2.7 million decrease in operating lease liabilities, primarily related to the assignment of the New York office lease, and a $2.4 million decrease in TSA related party payables, partially offset by a $3.6 million increase in accounts payable.
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
Investing Activities
Net cash flows provided by investing activities of $4.4 million for the six months ended June 30, 2025 consisted of proceeds from the sale of Bakkt Trust.
Net cash flows provided by investing activities of $2.0 million for the six months ended June 30, 2024 consisted of the receipt of $22.2 million of proceeds from the sale of available-for-sale securities, partially offset by the purchase of $18.0 million of available-for-sale debt securities and $2.2 million of capitalized costs of internally developed software for our technology platforms.
Financing Activities
Net cash flows provided by financing activities of $21.3 million during the six months ended June 30, 2025 primarily consisted of $23.8 million in proceeds from the issuance of convertible debentures, slightly offset by tax withholding payments of $1.7 million for vested equity awards and $0.8 million in financing fees related to the Private Placement.
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
The TRA provides for the payment by us to exchanging holders of Opco Common Units of 85% of certain net income tax benefits, if any, that we realize (or in certain cases are deemed to realize) as a result of these increases in tax basis related to entering into the TRA, including tax benefits attributable to payments under the TRA. This payment obligation is an obligation of the Company and not of Opco. For purposes of the TRA, the cash tax savings in income tax will be computed by comparing our actual income tax liability (calculated with certain assumptions) to the amount of such taxes that we would have been required to pay had there been no increase to the tax basis of the assets of Opco as a result of Opco having an election in effect under Section 754 of the Code for each taxable year in which an exchange of Opco Common Units for Class A Common Stock occurs and had we not entered into the TRA. Such change will be calculated under the TRA without regard to any transfers of Opco Common Units or distributions with respect to such Opco Common Units before the exchange under the Exchange Agreement to which Section 743(b) or 734(b) of the Code applies. As of June 30, 2025, 1,061,075 Opco Common Units were exchanged for Class A Common Stock. Based on our history of taxable losses, we have concluded that it is not probable to expect cash tax payments in the foreseeable future and as such, no value has been recorded under the TRA.
Contractual Obligations and Commitments
The following is a summary of our significant contractual obligations and commitments as of June 30, 2025 (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Purchase obligations(1)	$5,000	$6,000	$—	$—	$11,000
Future minimum operating lease payments(2)	4,071	6,183	5,093	4,845	20,192
Repayments on line of credit	—	—	—	—	—
Total contractual obligations	$9,071	$12,183	$5,093	$4,845	$31,192
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

The following table presents a reconciliation of net income (loss), the most directly comparable GAAP operating performance measure, to our Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net income (loss)	$(30,152)	$(35,512)	$(13,915)	$(56,787)
Depreciation and amortization	154	117	374	174
Interest income, net	53	(1,245)	(568)	(2,201)
Income tax expense	60	74	110	230
EBITDA	(29,885)	(36,566)	(13,999)	(58,584)
Acquisition-related expenses	—	55	—	66
Share-based and unit-based compensation expense	6,338	2,406	9,681	10,420
Loss (gain) from change in fair value of warrant liability	8,604	15,114	(23,644)	6,068
Impairment of long-lived assets	—	—	—	288
Restructuring expenses	—	926	228	7,067
Shelf registration expenses	—	—	—	200
Transition services expense	—	150	—	300
Gain on lease assignment	—	—	(1,755)	—
Loss on sale of Bakkt Trust	2,301	—	2,301	—
Debt issuance cost	87	—	87	—
Adjusted EBITDA loss	$(12,555)	$(17,915)	$(27,101)	$(34,175)
Adjusted EBITDA loss for the three months ended June 30, 2025 decreased by $5.4 million or 29.9% as compared to the three months ended June 30, 2024 primarily due to an overall lower net loss for the three months ended June 30, 2025 relative to the same period in the prior year. The lower net loss was primarily due to $2.3 million lower compensation expense, a $3.9 million increase in the share-based and unit-based compensation component of compensation expense, and a $1.9 million decrease in selling, general and administrative expenses, partially offset by $3.0 million lower net loyalty services revenue for the three months ended June 30, 2025 relative to the three months ended June 30, 2024.

Adjusted EBITDA loss for the six months ended June 30, 2025 decreased by $7.1 million or 20.7% as compared to the six months ended June 30, 2024 mainly due to an overall lower net loss for the six months ended June 30, 2025 relative to the same period in the prior year. The decreased loss was primarily due to a $9.0 million lower compensation expense, a $5.9 million decrease in selling, general and administrative expenses and a $3.0 million decrease in technology and communications expense partially offset by $7.1 million lower net loyalty services revenue, a $2.0 million increase in professional services expense, and a $0.7 million decline in the share-based and unit-based compensation component of compensation expense for the six months ended June 30, 2025 relative to the six months ended June 30, 2024.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to management, including our President and Co-Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures, our President and Co-Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2025, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The results of any litigation cannot be predicted with certainty, and an unfavorable resolution in any legal proceedings could materially affect our future business, results of operations, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. For additional information regarding our ongoing legal proceedings, refer to Notes 14 in our unaudited consolidated financial statements included in this Report.

Item 1A. Risk Factors.
In addition to the information set forth in this Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Part I—Item 1A—Risk Factors” of our most recent Annual Report on Form 10-K and in “Part II—Item 1A—Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. In addition, you should consider the risks, uncertainties and assumptions discussed under the heading “Risk Factors Related to the Update of Our Investment Policy” in Exhibit 99.1 to our Current Report on Form 8-K filed on June 10, 2025, which is hereby incorporated by reference into this Quarterly Report on Form 10-Q. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.
Future issuances and sales into the market of our Common Stock or other equity securities may reduce the market price of our securities.
Additional shares of our Common Stock or other equity securities may be issued and sold into the market in the future in connection with, among other things, the exercise of Options, the conversion of the Convertible Debenture into shares of Common Stock by the Investor, the exercise of the Pre-Funded Warrants sold in the Offering, future acquisitions, repayment of outstanding indebtedness or grants under the Omnibus Incentive Plan, without stockholder approval in a number of circumstances. The issuance and sale into the market of additional shares of Common Stock or other equity securities could have, among other things, one or more of the following effects: our existing stockholders’ proportionate ownership interest will decrease; the amount of cash available per share, including for payment of dividends in the future, may decrease; the relative voting strength of each previously outstanding share of our Common Stock may be diminished; and the market price of our Common Stock may decline.
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

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	By-laws of the Company, as currently in effect	8-K	001-39544	3.2	October 21, 2021

3.2(a)	Certificate of Incorporation of the Company, as currently in effect	10-K	001-39544	3.1	October 21, 2021

3.2(b)	Certificate of Amendment to the Company’s Certificate of Incorporation, dated April 26, 2024	10-K	001-39544	3.1	April 29, 2024

3.2(c)	Certificate of Amendment to the Company’s Certificate of Incorporation, dated June 17, 2025	10-K	001-39544	3.1	June 17, 2025

3.2(d)	Certificate of Amendment to the Company’s Certificate of Incorporation, dated June 17, 2025		001-39544	3.2	June 17, 2025

3.2(e)	Certificate of Amendment to the Company’s Certificate of Incorporation, dated August 7, 2025		001-39544	3.1	August 8, 2025

4.1	Convertible Debenture, dated June 18, 2025	8-K	001-39544	10.2	June 18, 2025

10.1	Form of Performance Stock Unit Agreement by and between the Company. and Akshay Naheta.	S-8	333-286645	4.4	April 18, 2025

10.2	Form of Restricted Stock Unit Agreement by and between the Company and Akshay Naheta.	S-8	333-286645	4.5	April 18, 2025

10.3	Purchase Agreement, dated as of June 17, 2025, between Bakkt Holdings, Inc. and YA II PN, LTD.	8-K	001-39544	10.1	June 18, 2025

10.4	Global Guaranty Agreement, dated June 17, 2025, by Bakkt Opco Holdings, LLC in favor of YA II PN, LTD	8-K	001-39544	10.3	June 18, 2025

10.5	Registration Rights Agreement, dated as of June 17, 2025, between Bakkt Holdings, Inc. and YA II PN, LTD	8-K	001-39544	10.4	June 18, 2025

10.6	Amendment No. 1, dated June 17, 2025, to the Revolving Credit Agreement, between Bakkt Holdings, Inc., Bakkt Opco, the subsidiaries of Bakkt Holdings, Inc. party thereto as guarantors and Intercontinental Exchange Holdings, Inc., as lender.	8-K	001-39544	10.5	June 18, 2025

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Bakkt Holdings, Inc.

Date: August 11, 2025	By:	/s/ Andrew Main
Andrew Main
Co-Chief Executive Officer, President and Director (Principal Executive Officer)

Date: August 11, 2025	By:	/s/ Karen Alexander
Karen Alexander
Chief Financial Officer (Principal Financial Officer)

Date: August 11, 2025	By:	/s/ Joseph Henderson
Joseph Henderson
Chief Accounting Officer (Principal Accounting Officer)