Form 10-Q
period 2025-09-30
Bakkt Holdings, Inc.
filed 2025-11-12
CIK 1820302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number: 001-39544

BAKKT HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-2324812
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Liberty Plaza One Liberty St. Ste. 305-306 New York, New York	10006
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (678) 534-5849

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	BKKT	The New York Stock Exchange
Warrants to purchase Class A Common Stock	BKKT WS	The New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of November 6, 2025, there were 24,038,434 shares of the registrant’s Class A Common Stock and 7,140,383 public warrants issued and outstanding.

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
•    our future financial performance and operating results;
•    changes in the market for our products and services;
•the growth of the crypto industry and the regulatory environment for crypto;
•the expected impacts from the adoption of our investment policy (“Investment Policy”) and related treasury strategy; and
•    and expansion plans, strategic initiatives and opportunities.
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
•changes in the Company’s business strategy;
•the Company's adoption of its updated Investment Policy (“Investment Policy”) and related treasury strategy, including the Company’s ability to successfully consummate acquisitions, integrate or manage investments in potential acquisition targets and investees;
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
•the Company's ability to raise capital and investments in us, including by our Chief Executive Officer;
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
•the possibility, as a result of the Company’s lack of control over DTR, that DTR will not continue to make available, support or develop technology currently licensed pursuant to the existing commercial agreement with DTR;
•the Company’s ability to maintain the listing of its securities on the New York Stock Exchange;
•and other risks and uncertainties indicated in the Company’s filings with the SEC, including its most recent Annual Report on Form 10-K for the year ended December 31, 2024, its quarterly reports on Form 10-Q for the quarter ended March 31, 2025 and the quarter ended June 30, 2025, the risks regarding the Company’s adoption of its Investment Policy set forth in Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission on June 10, 2025 and the risks set forth under Part II – Item 1A Risk Factors of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).

Bakkt Holdings, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	As of September 30, 2025 (Unaudited)	As of December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$58,319	$39,049
Restricted cash	6,117	24,889
Customer funds	11,061	88,566
Available-for-sale securities	5,094	—
Accounts receivable, net	12,558	7,683
Prepaid insurance	3,960	3,971
Assets of businesses held for sale	20,879	17,519
Other current assets	2,487	2,168
Total current assets	120,475	183,845
Property, equipment and software, net	1,532	2,064
Goodwill	64,658	68,001
Intangible assets	5,550	2,900
Equity method investment	11,472	—
Derivative asset	43,350	—
Non-current assets held for sale	3,576	2,165
Other assets	7,649	10,403
Total assets	$258,262	$269,378
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$18,009	$14,260
Customer funds payable	11,061	88,566
Deferred revenue, current	789	—
Due to related party	—	2,360
Liabilities of businesses held for sale	20,852	33,907
Other current liabilities	3,064	4,752
Total current liabilities	53,775	143,845
Warrant liability	60,748	46,923
Noncurrent liabilities held for sale	4,968	—
Other noncurrent liabilities	10,207	15,757
Total liabilities	129,698	206,525
Commitments and contingencies (Note 15)
Class A Common Stock ($0.0001 par value, 560,000,000 shares authorized, 16,466,495 shares issued and outstanding as of September 30, 2025 and 6,510,885 shares issued and outstanding as of December 31, 2024)	2	1
Class V Common Stock ($0.0001 par value, 10,000,000 shares authorized, 7,174,575 shares issued and outstanding as of September 30, 2025 and 7,178,303 shares issued and outstanding as of December 31, 2024)	1	1
Additional paid-in capital	934,896	832,693
Accumulated other comprehensive loss	(603)	(841)
Accumulated deficit	(819,902)	(797,960)
Total Bakkt Holdings, Inc. stockholders' equity	114,394	33,894
Noncontrolling interest	14,170	28,959
Total equity	128,564	62,853
Total liabilities and equity	$258,262	$269,378

The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024

Crypto services revenue	$402,211	$316,333	$2,036,070	$1,654,814
Operating expenses:
Crypto costs	396,815	312,841	2,012,524	1,636,514
Execution, clearing and brokerage fees	3,965	2,207	15,797	11,229
Compensation and benefits	8,084	9,868	26,040	31,250
Professional services	7,364	5,282	16,562	12,300
Technology and communication	2,210	2,158	5,511	7,306
Selling, general and administrative	3,211	7,830	9,978	19,744
Depreciation and amortization	153	107	527	281
Related party expenses	—	150	—	450
Impairment of long-lived assets	480	601	480	744
Restructuring expenses	5,107	425	5,335	7,492
Other operating expenses	85	1	135	97
Total operating expenses	427,474	341,470	2,092,889	1,727,407
Operating income (loss) from continuing operations	(25,263)	(25,137)	(56,819)	(72,593)
Interest (expense) income, net	(50)	1,014	518	3,215
(Loss) gain from change in fair value of warrant liability	(37,187)	19,984	(13,543)	13,916
Other (expense) income, net	40,921	263	40,887	910
Loss from continuing operations before income taxes	(21,579)	(3,876)	(28,957)	(54,552)
Income tax (expense) benefit	25	113	(101)	(119)
Net loss from continuing operations	(21,554)	(3,763)	(29,058)	(54,671)

Net loss from discontinued operations, net of tax	(1,602)	(2,528)	(8,011)	(8,407)

Net loss	(23,156)	(6,291)	(37,069)	(63,078)

Less: Net loss attributable to noncontrolling interest	(8,238)	(3,398)	(15,127)	(35,598)
Net loss attributable to Bakkt Holdings, Inc.	$(14,918)	$(2,893)	$(21,942)	$(27,480)

Net loss per share attributable to Class A Common Stockholders:
Basic and diluted	$(1.15)	$(0.45)	$(2.50)	$(4.87)
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net loss	$(23,156)	$(6,291)	$(37,069)	$(63,078)
Currency translation adjustment, net of tax	(324)	247	593	(372)
Unrealized gain (loss) on available-for-sale securities, net of tax	—	4	—	3
Comprehensive loss	(23,480)	(6,040)	(36,476)	(63,447)
Comprehensive loss attributable to noncontrolling interest	(8,353)	(3,265)	(14,772)	(35,847)
Comprehensive loss attributable to Bakkt Holdings, Inc.	$(15,127)	$(2,775)	$(21,704)	$(27,600)
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Changes in Equity
(in thousands, except share data)
(Unaudited)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Bakkt Stockholders' Equity	Noncontrolling Interest	Total Equity
	Shares	$	Shares	$
Balance as of December 31, 2024	6,510,885	$1	7,178,303	$1	$832,693	$(797,960)	$(841)	$33,894	$28,959	$62,853
Share-based compensation	—	—	—	—	3,343	—	—	3,343	—	3,343
Shares issued upon vesting of share-based awards, net of tax withholding	144,937	—	—	—	(906)	—	—	(906)	—	(906)
Exercise of Warrants	4	—	—	—	1	—	—	1	—	1
Exchange of Class V shares for Class A shares	529	—	(529)	—	3	—	—	3	(3)	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	14	14	15	29
Net income	—	—	—	—	—	7,710	—	7,710	8,529	16,239
Balance as of March 31, 2025	6,656,355	$1	7,177,774	$1	$835,134	$(790,250)	$(827)	$44,059	$37,500	$81,559
Share-based compensation	—	—	—	—	6,338	—	—	6,338	—	6,338
Shares issued upon vesting of share-based awards, net of tax withholding	317,687	—	—	—	(806)	—	—	(806)	—	(806)
Exchange of Class V shares for Class A shares	698	—	(698)	—	5	—	—	5	(5)	—
Currency translation adjustment, net of tax	—	—	—	—		—	432	432	454	886
Net loss	—	—	—	—	—	(14,734)	—	(14,734)	(15,418)	(30,152)
Balance as of June 30, 2025	6,974,740	$1	7,177,076	$1	$840,671	$(804,984)	$(395)	$35,294	$22,531	$57,825
Share-based compensation	—	—	—	—	8,281	—	—	8,281	—	8,281
Shares issued upon vesting of share-based awards, net of tax withholding	250,977	—	—	—	(1,705)	—	—	(1,705)	—	(1,705)
Exercise of pre-funded warrants	718,098				7,181			7,181		7,181
Conversion of Debentures	1,746,552	—	—	—	17,500	—	—	17,500	—	17,500
Exchange of Class V shares for Class A shares	2,501	—	(2,501)	—	7	—	—	7	(7)	—
Common Stock Issuance	6,753,627	1			62,961			62,962		62,962
Currency translation adjustment, net of tax		—	—	—	—	—	(208)	(208)	(116)	(324)
Net loss	—	—	—	—	—	(14,918)	—	(14,918)	(8,238)	(23,156)
Balance as of September 30, 2025	16,446,495	$2	7,174,575	$1	$934,896	$(819,902)	$(603)	$114,394	$14,170	$128,564

The accompanying notes are an integral part of these consolidated financial statements.

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Bakkt Stockholders' Equity	Noncontrolling Interest	Total Equity
	Shares	$	Shares	$
Balance as of December 31, 2023	3,793,837	$—	7,200,064	$1	$799,683	$(751,301)	$(101)	$48,282	$87,432	$135,714
Share-based compensation	—	—	—	—	8,013	—	—	8,013	—	8,013
Shares issued upon vesting of share-based awards, net of tax withholding	118,593	—	—	—	(2,259)	—	—	(2,259)	—	(2,259)
Equity offerings, net of issuance costs	1,955,924	1	—	—	11,268	—	—	11,269	—	11,269
Exchange of Class V shares for Class A shares	4,725	—	(4,725)	—	63	—	—	63	(63)	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	(160)	(160)	(261)	(421)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	—	—	(60)	(60)	(98)	(158)
Net loss	—	—	—	—	—	(8,165)	—	(8,165)	(13,110)	(21,275)
Balance as of March 31, 2024	5,873,079	$1	7,195,339	$1	$816,768	$(759,466)	$(321)	$56,983	$73,900	$130,883
Share-based compensation	—	—	—	—	2,406	—	—	2,406	—	2,406
Shares issued upon vesting of share-based awards, net of tax withholding	86,178	—	—	—	(59)	—	—	(59)	—	(59)
Exercise of warrants	12
Equity offerings, net of issuance cost	350,881	—	—	—	4,903	—	—	4,903	—	4,903
Exchange of Class V shares for Class A shares	398	—	(398)	—	5	—	—	5	(5)	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	(92)	(92)	(107)	(199)
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	72	72	85	157
Net loss	—	—	—	—	—	(16,424)	—	(16,424)	(19,088)	(35,512)
Balance as of June 30, 2024	6,310,548	$1	7,194,941	$1	$824,023	$(775,890)	$(341)	$47,794	$54,785	$102,579
Share-based compensation	—	—	—	—	2,630	—	—	2,630	—	2,630
Forfeiture and cancellation of common units	—	—	—	—	—	—	—	—	—	—
Shares issued upon vesting of share-based awards, net of tax withholding	11,053	—	—	—	(8)	—	—	(8)	—	(8)
Exercise of warrants	144,175	—	—	—	2,832	—	—	2,832		2,832
Currency translation adjustment, net of tax	—	—	—	—	—	—	116	116	131	247
Unrealized losses on available-for-sale securities	—	—	—	—	—	—	2	2	2	4
Net loss	—	—	—	—	—	(2,893)	—	(2,893)	(3,398)	(6,291)
Balance as of September 30, 2024	6,465,776	$1	7,194,941	$1	$829,477	$(778,783)	$(223)	$50,473	$51,520	$101,993

The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Cash flows from operating activities:
Net loss	$(37,069)	$(63,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	527	281
Non-cash lease expense	832	989
Share-based compensation expense	17,797	13,049
Impairment of long-lived assets	708	889
Loss on sale of Bakkt Trust	2,301	—
Gain on lease assignment	(1,755)	—
Loss (gain) from change in fair value of warrant liability	13,543	(13,916)
Loss on extinguishment of convertible debenture	2,617	—
Change in fair value of derivative asset	(43,350)	—
Other	537	2
Changes in operating assets and liabilities:
Accounts receivable	(7,321)	3,679
Prepaid insurance	12	7,430
Accounts payable and accrued liabilities	(3,352)	(13,679)
Due to related party	(2,360)	(570)
Deferred revenue	(133)	(2,877)
Operating lease liabilities	(3,572)	(2,619)
Customer funds payable	(77,505)	18,625
Assets and liabilities of businesses held for sale	(3,476)	—
Other assets and liabilities	(1,567)	(810)
Net cash used in operating activities	(142,586)	(52,605)
Cash flows from investing activities:
Capitalized internal-use software development costs and other capital expenditures	(703)	(2,779)
Purchase of available-for-sale securities	(5,094)	(25,986)
Proceeds from the settlement of available-for-sale securities	—	36,660
Proceeds from Sale of Bakkt Trust	4,518	—
Purchase of intangible assets	(2,650)	—
Purchase of equity method investment	(11,472)	—
Net cash (used in) provided by investing activities	(15,401)	7,895
Cash flows from financing activities:
Proceeds from Concurrent Offerings, net of issuance costs	—	46,505
Proceeds from the exercise of warrants	1	3
Withholding tax payments on net share settlements on equity awards	(3,417)	(2,430)
Proceeds from Common Stock Issuance, net of issuance costs	62,961	—
Proceeds from exercise of pre-funded warrants	7,464	—
Repayment of Convertible Debenture	(7,875)	—
Proceeds from borrowings on revolving credit facility	5,000	—
Repayments on revolving credit facility	(5,000)	—
Proceeds from issuance of convertible debentures, net of issuance costs	22,220	—
Net cash provided by financing activities	81,354	44,078
Effect of exchange rate changes	592	(373)
Net decrease in cash, cash equivalents, restricted cash, customer funds and deposits	(76,041)	(1,005)
Cash, cash equivalents, restricted cash, customer funds and deposits at the beginning of the period	153,746	118,498
Cash, cash equivalents, restricted cash, customer funds and deposits at the end of the period	$77,705	$117,493
Supplemental disclosure of non-cash investing and financing activity:
Reconciliation of cash, cash equivalents, restricted cash, customer funds and deposits to consolidated balance sheets:
Cash and cash equivalents	$58,319	$28,984
Restricted cash	6,117	35,306
Customer funds	11,061	51,550
Deposits (Note 6)	2,208	1,653
Total cash, cash equivalents, restricted cash, customer funds and deposits	$77,705	$117,493

The accompanying notes are an integral part of these consolidated financial statements.

Bakkt Holdings, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1.Organization and Description of Business
Unless the context otherwise provides, “we,” “us,” “our,” “Bakkt,” the “Company” and like terms refer to Bakkt Holdings, Inc. and its subsidiaries, including Bakkt Opco Holdings, LLC ("Opco").
Bakkt provides, or is working to provide, simplified solutions focused in the following areas:
Crypto
Trading. The Company's platform provides customers with the ability to buy, sell and store crypto via application programming interfaces or embedded web experience. Bakkt enables clients in various industries to provide their customers with the ability to transact in crypto directly in their trusted environments. As of September 30, 2025, the Company facilitated transactions in the crypto assets listed in the table below.

Crypto Asset	Symbol
Aave	AAVE
Ardano	ADA
Algorand	ALGO
ApeCoin	APE
Arbitrum	ARB
Cosmos	ATOM
Avalanche	AVAX
Basic Attention Token	BAT
Bitcoin Cash	BCH
Binanca Coin	BNB
Bonk	BONK
Bitcoin	BTC
Compound	COMP
Curve DAO	CRV
Dogecoin	DOGE
Polka Dot	DOT
Ethereum Classic	ETC
Ethereum	ETH
Filecoin	FIL
Gala	GALA
The Graph	GRT
Hedera	HBAR
Internet Computer Protocol	ICP
Lido DAO	LDO
Chainlink	LINK
Litecoin	LTC
NEAR Protocol	NEAR
Optimism	OP
Pepe Coin	PEPE
Polygon Ecosystem Token	POL
Pump	PUMP
The Sandbox	SAND
Shiba Inu	SHIB
Solana	SOL
Sui	SUI
Celestia	TIA
Toncoin	TON
TRUMP	$TRUMP
Tron	TRX
Uniswap	UNI
USD Coin	USDC
Dog Wif Hat	WIF
Stellar	XLM
Ripple	XRP

Stablecoin payments. Bakkt's platform enables the Company's customers to make cross border payments using stablecoin technology and fiat support while leveraging agentic tools powered by artificial intelligence.

Custody. Bakkt Crypto Solutions, LLC ("Bakkt Crypto") uses third-party custodial relationships with BitGo and Coinbase Custody, which are currently used by Bakkt Crypto for custody and coin transfers and also self-custodies select coins to facilitate consumer withdrawals.
Bakkt Crypto holds a New York State virtual currency license (commonly referred to as a "BitLicense"), and money transmitter licenses from all states throughout the U.S. where such licenses are required for the operation of its business and is registered as a money services business with the Financial Crimes Enforcement Network of the United States Department of the Treasury.
As of September 30, 2025, Bakkt offers crypto services in the U.S., Latin America, Europe, and Asia.
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
In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or for any other future annual or interim period. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes thereto included in the Form 10-K.
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
Convertible Debentures
On June 18, 2025, the Company issued a $25.0 million convertible debenture that was classified as a liability in accordance with ASC 470-20, Debt with Conversion and Other Options. The debenture was convertible into shares of the Company's Class A Common Stock at the option of the holder. Because the conversion option did not require separate accounting, the liability was initially measured at the proceeds received, and the convertible debenture was reported at amortized cost each reporting period. The original discount on the debenture and issuance costs was being amortized to interest expense over the term of the debenture using the effective interest method. On September 15, 2025, we exercised our right to redeem the remaining outstanding balance of the convertible debenture in cash, which resulted in the acceleration of the remaining original discount and issuance costs of the debenture, which were recognized as a loss on the extinguishment of debt.
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
Segments
We have one operating and reportable segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), who is Akshay Naheta, our Chief Executive Officer, in deciding how to allocate resources and assessing performance.
Equity Method Investment
The Company accounts for investments under the equity method of accounting when it is deemed to have the ability to exercise significant influence over the investees' operating and financial policies through its ownership interest, but does not control the investee. Under the equity method, the investment is initially recorded at cost and subsequently adjusted for the Company’s proportionate share of the investee's net income or loss, as well as other changes in the investee's net assets, including dividends received and foreign currency translation adjustments, where applicable. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment may not be recoverable. Any identified impairment losses are recognized in the period in which the decline in value is deemed other-than-temporary.

Based on circumstances related to the timing of investee's reporting financial results, Bakkt has elected to report its share of investee income or loss on a quarter lag.
Discontinued Operations
On July 23, 2025, Bakkt Opco Holdings, LLC (“Opco”), a wholly owned subsidiary of the Company, entered into an agreement to sell all of the issued and outstanding equity interests of Bridge2 Solutions, LLC, Aspire Loyalty Travel Solutions, LLC, Bridge2 Solutions Canada, Ltd., and B2S Resale, LLC (collectively, the “Acquired Companies”) to Project Labrador Holdco, LLC, a wholly owned subsidiary of Roman DBDR Technology Advisors, Inc. (the “Purchaser” or "Roman"). These entities comprised the Company’s loyalty and travel redemption business (the “Loyalty Business”), and the transaction comprised a part of the Company’s strategic transformation into a pure-play cryptocurrency infrastructure platform.
In accordance with ASC 205-20, Bakkt management determined that the Loyalty Business met the criteria for classification as held for sale and a discontinued operation as of September 30, 2025. This determination was based on management’s commitment to a formal plan to sell the business, the significance of the business to the Company's historical operations, and the expectation that the sale will result in the elimination of the operations and cash flows of the Loyalty Business from ongoing operations. As such, the results of operations, financial position, and cash flows of the Loyalty Business have been reclassified and and are presented as discontinued operations for all periods presented, where applicable. Assets and liabilities related to the Loyalty Business have been reclassified as held for sale in the consolidated balance sheets, and the related operating results, including any gains or losses on the sale, are reported separately from continuing operations in the consolidated statements of operations for all periods presented.
Derivative Assets and Liabilities
Derivative assets and liabilities are recorded on the Company`s consolidated balance sheets at their fair value on the date of issuance and are revalued on each balance sheet date until such instruments are settled or expire, with changes in the fair value between reporting periods recorded as other income or expense within Other (expense) income, net in the consolidated statements of operations.
The Company does not use derivative instruments for speculative purposes or to hedge exposures to cash flow or market risks. Certain transactions entered into by the Company include freestanding financial instruments and/or embedded features that require separate accounting as derivative assets and/or liabilities.
In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.
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
Evaluation in conjunction with the issuance of the September 30, 2025 unaudited consolidated financial statements
Since inception, the Company has consumed cash in excess of cash inflows from operations and fundraising. The Company’s accumulated deficit totaled $819.9 million as of September 30, 2025. Due to ongoing losses, the Company has been working to optimize capital allocation and reduce cash expenses since the fourth quarter of 2022.
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
Historically, the Company’s sources of liquidity included cash and cash equivalents, available-for-sale securities and equity offerings. As discussed in Note 11, on July 30, 2025, the Company raised $75.0 million of gross proceeds prior to underwriting fees and expenses from an offering of common stock and pre-funded warrants.
Management believes that the Company's cash and cash equivalents and available-for-sale securities, inclusive of net proceeds from the common stock and pre-funded warrant issuance, will be sufficient to fund Bakkt's operations for 12 months from the date of these financial statements are issued.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The ASU replaces the existing project-stage model with a principles-based "probable-to-complete" capitalization threshold and relocates website-development cost into ASC 350-40, Intangibles-Goodwill and Other: Internal-Use Software. The amendments are effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is evaluating the impact of this standard on its consolidated financial statements and related disclosures.

3.Discontinued Operations
Our Loyalty Business offered a full spectrum of supplier content through configurable, white-label e-commerce storefronts that end users can acquire via redemption of loyalty points. The Company's redemption catalog spanned a variety of rewards categories including travel, gift cards and merchandise, including a unique Apple product and services storefront. The travel solution offered a retail e-commerce booking platform with direct supplier integrations, as well as a U.S.-based call center for live-agent booking and servicing. The Company's platform provided a unified shopping experience that was built to seamlessly extend the Company's customers’ loyalty strategies and user experience for their loyalty programs. Bakkt's platform’s functionality included a mobile-optimized user interface, numerous configurations to support diverse program needs, promotional campaign services, comprehensive fraud protection capabilities and the ability to split payments across both loyalty points and credit cards. On July 23, 2025, the Company agreed to sell the Loyalty Business, and closed the sale on October 1, 2025. Refer to Note 20 for further details. As described in Note 2, the Loyalty business is reported as a discontinued operation.
The following table summarizes the results of discontinued operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Revenues:
Loyalty services revenues	$9,269	$12,086	$28,202	$38,085

Operating expenses:
Compensation and benefits	8,868	11,217	28,855	36,747
Professional services	48	64	111	320
Technology and communication	1,451	2,076	4,619	6,351
Selling, general and administrative	295	663	947	2,075
Impairment of long-lived assets	228	—	228	145
Other operating costs	165	312	679	1,091
Total operating expenses	11,055	14,332	35,439	46,729
Operating loss	(1,786)	(2,246)	(7,237)	(8,644)
Other income (expense), net	202	(283)	(772)	234
Loss before income taxes	(1,584)	(2,529)	(8,009)	(8,410)
Income tax (expense) benefit	(18)	1	(2)	3
Loss from discontinued operations	$(1,602)	$(2,528)	$(8,011)	$(8,407)

As of September 30, 2025 and December 31, 2024, the major classes of assets and liabilities of the Loyalty Business classified as held for sale were as follows (in thousands):

	As of September 30, 2025 (Unaudited)	As of December 31, 2024
Assets
Current assets:
Accounts receivable, net	$20,377	$16,965
Prepaid insurance	—	1
Other current assets	502	553
Total current assets	20,879	17,519
Other assets	3,576	2,165
Total assets	$24,455	$19,684
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$18,758	$25,651
Deferred revenue, current	1,440	1,605
Other current liabilities	654	526
Total current liabilities	20,852	27,782
Deferred revenue, noncurrent	1,864	2,621
Other noncurrent liabilities	3,104	3,504
Total liabilities	25,820	33,907

The following summarizes the significant non-cash operating activities for discontinued operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Non-cash lease expense	137	145	416	435
Share-based compensation expense	334	321	1,158	839
Total	$471	$466	$1,574	$1,273
4.Revenue from Contracts with Customers
Disaggregation of Revenue
The Company disaggregates Crypto Services revenue by service type as follows (in thousands):

Service Type	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Transaction revenue	$402,196	$316,299	$2,036,025	$1,654,748
Service revenue	15	34	45	66
Crypto services revenue	402,211	316,333	2,036,070	1,654,814
Bakkt recognized revenue from foreign jurisdictions of $54.9 million and $121.9 million for the three and nine months ended September 30, 2025, respectively, and $9.4 million and $32.3 million for the three and nine months ended September 30, 2024, respectively.
The Company has one reportable segment to which its revenues relates.

Deferred Revenue
Contract liabilities consist of deferred revenue for amounts invoiced prior to the Company meeting the criteria for revenue recognition. Bakkt invoices customers for service fees at the beginning of service performance, and such fees are recognized as revenue over time as the Company satisfies performance obligations. Contract liabilities are classified as “Deferred revenue, current” and “Deferred revenue, noncurrent” in the consolidated balance sheets. The activity in deferred revenue for the nine months ended September 30, 2025 and September 30, 2024, respectively, was as follows (in thousands):

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Beginning of the period contract liability	$—	$—
Revenue recognized from contract liabilities included in the beginning balance	—	—
Increases due to cash received, net of amounts recognized in revenue during the period	789	—
End of the period contract liability	$789	$—
Contract Costs
For the three and nine months ended September 30, 2025 and September 30, 2024, we incurred no incremental costs to obtain and/or fulfill contracts with customers.
5.Goodwill and Intangible Assets, Net
Changes in goodwill consisted of the following (in thousands):

Balance as of January 1, 2025
Goodwill	$1,579,265
Accumulated impairment	(1,511,264)
68,001

Sale of Bakkt Trust	(3,343)

Balance as of September 30, 2025
Goodwill	1,575,922
Accumulated impairment	(1,511,264)
$64,658
No goodwill has or will be allocated to the sale of the Loyalty Business based on the financial terms and conditions of the transaction.
During the quarter ended June 30, 2025, the Company completed the sale of Bakkt Trust. As part of the sale, approximately $3.3 million of goodwill was included in the carrying amount of Bakkt Trust upon sale and in determining the loss on sale.
Bakkt management did not identify any indicators of impairment related to goodwill and other intangible assets during the three months ended September 30, 2025.
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

Intangible assets consisted of the following as of September 30, 2025 (in thousands):

	September 30, 2025
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks / trade names	Indefinite	$2,900	—	$2,900
Domain names	Indefinite	2,650	—	2,650
Total		$5,550	$—	$5,550

	December 31, 2024
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademarks / trade names	Indefinite	$2,900	—	$2,900
Total		$2,900	$—	$2,900
During the three months ended September 30, 2025, the Company acquired website domain names for $2.7 million. The domain names were acquired to support the global expansion of its digital asset investment treasury strategy in strategic jurisdictions.
6.Consolidated Balance Sheet Components
Accounts Receivable, Net
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Trade accounts receivable	$708	$164
Receivables from customers, clients and liquidity partners	3,903	5,833
Unbilled receivables	27	2
Deposits	2,208	1,242
Other receivables	5,948	1,250
Total accounts receivable	12,794	8,491
Less: Allowance for doubtful accounts	(236)	(808)
Total	$12,558	$7,683
Deposits includes cash, as noted on the consolidated statements of cash flows, at clearing agencies used to settle customer transactions. Amounts payable and receivable to our liquidity providers are reported net by counterparty when the right of offset exists.

Other Current Assets
Other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid expenses	$1,721	$2,016
Other	766	152
Total	$2,487	$2,168

Property, Equipment and Software, Net
Property, equipment and software, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Internal-use software	$1,901	$1,917
Other computer and network equipment	878	867
Leasehold improvements	276	276
Property, equipment and software, gross	3,055	3,060
Less: accumulated amortization and depreciation	(1,523)	(996)
Total	$1,532	$2,064
For the three and nine months ended September 30, 2025, depreciation and amortization expense related to property, equipment and software amounted to $0.2 million and $0.5 million, of which $0.1 million and $0.5 million, respectively, related to amortization expense of capitalized internal-use software placed in service.
For the three and nine months ended September 30, 2024, depreciation and amortization expense related to property, equipment and software amounted to $0.1 million and $0.3 million, of which $0.1 million and $0.2 million, respectively, related to amortization expense of capitalized internal-use software placed in service.
Equity Method Investment

Our equity method investment balances were as follows (in thousands):

	September 30, 2025	December 31, 2024
Equity method investment	$11,472	—
On August 6, 2025, the Company entered into a share purchase agreement with RIZAP Group, Inc. under which it acquired approximately 28% of the outstanding shares of MarushoHotta Co., Ltd. (“MHT”), a publicly traded company listed in Tokyo for ¥1,676,551,082 ($11.5 million).
The Company did not identify any indicators of impairment as of the reporting date. The value of Bakkt's investment in MHT based on the public trading price as of September 30, 2025 was approximately $79.5 million.
Other Assets
Other assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Operating lease right-of-use assets	$5,280	$7,946
Deposits with clearinghouse	—	—
Other	2,369	2,457
Total	$7,649	$10,403
The Company accounts for cryptocurrency it owns as indefinite-lived intangible assets and initially measures such crypto assets at cost (under a first-in, first-out basis). These assets are not amortized, but are measured at fair value each reporting period with changes recognized in net income (loss). Bakkt generally holds a nominal amount of each crypto asset it supports on its platform to facilitate trades and settlements, if necessary. The crypto assets are reported in "Other assets" on the consolidated balance sheets and fair value changes are recognized in "other (expense) income, net" on the consolidated statements of operations. The Company's owned crypto assets are typically liquidated on a daily basis during the fulfillment of customer orders and settlement with liquidity providers. Fair value changes were not material for the three and nine months ended September 30, 2025. Bakkt's owned crypto assets were $1.7 million and $1.2 million as of

September 30, 2025 and December 31, 2024. We classify cash flows from cryptocurrency within cash flows from operating activities.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accounts payable	$994	$1,767
Payables to clients and customers	9,190	6,111
Accrued expenses	4,705	3,305
Purchasing card payable	143	2
Salaries and benefits payable	650	491
Other	2,327	2,584
Total	$18,009	$14,260
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Current maturities of operating lease liability	2,307	3,793
Other	757	959
Total	$3,064	$4,752
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Operating lease liability, noncurrent	$10,207	$15,757
Total	$10,207	$15,757

7.Convertible Debenture
On June 17, 2025, we entered into a private placement with YA II PN, LTD. (the "Private Placement"), a Cayman Islands exempt limited company (the “Investor”). The Private Placement closed on June 18, 2025.
Pursuant to the terms of the Private Placement, the Investor purchased a $25 million convertible debenture (the “Convertible Debenture”) from the Company for a price of $23.75 million. The Company used the net proceeds from the Private Placement for working capital and general corporate purposes.
For so long as there was a balance outstanding under the Convertible Debenture, the Investor, in its sole discretion, could deliver to the Company a conversion notice (the “Conversion Notice”) to cause any portion of the outstanding and unpaid balance under the Convertible Debenture to be converted into the Company’s Class A common stock (the “Class A Common Stock”).
In the three months ended September 30, 2025, the Company received Conversion Notices from the Investor to convert $17.5 million of the Convertible Debenture into Class A Common Stock. In total, 1,746,552 shares of Class A

Common Stock were issued to the Investor with respect to the conversions. On September 15, 2025, the Company elected to redeem the remaining $7.5 million of Convertible Debentures for cash, including a redemption premium of $0.4 million.
8.Tax Receivable Agreement
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
The TRA provides for the payment by the Company to exchanging holders of Opco Common Units of 85% of certain net income tax benefits, if any, that the Company realizes (or in certain cases are deemed to realize) as a result of these increases in tax basis related to entering into the TRA, including tax benefits attributable to payments under the TRA. This payment obligation is an obligation of the Company and not of Opco. For purposes of the TRA, the cash tax savings in income tax will be computed by comparing the Company's actual income tax liability (calculated with certain assumptions) to the amount of such taxes that the Company would have been required to pay had there been no increase to the tax basis of the assets of Opco as a result of Opco having an election in effect under Section 754 of the Code for each taxable year in which an exchange of Opco Common Units for Class A Common Stock occurs and had the Company not entered into the TRA. Such change will be calculated under the TRA without regard to any transfers of Opco Common Units or distributions with respect to such Opco Common Units before the exchange under the Exchange Agreement to which Section 743(b) or 734(b) of the Code applies. As of September 30, 2025, 1,063,576 Opco Common Units had been exchanged for Class A Common Stock. Based on the Company's history of taxable losses, the Company has concluded that it is not probable to expect cash tax payments in the foreseeable future and as such, no value has been recorded under the TRA as of September 30, 2025. Refer to Note 15 regarding the contingency related to the TRA as of September 30, 2025.
9.Related Parties
Marketing Agreement
In August 2025, the Company entered into agreements with a family member of an executive of the Company for branding and website management services and public relations and social media management services. The fees payable under these agreements are approximately $0.2 million; no amounts were paid under such agreements as of September 30, 2025.
Commercial Agreement With DTR
On July 31, 2025, we entered into a Commercial Agreement (the “Commercial Agreement”) with Distributed Technologies Research Global, Ltd. ("DTR"), which sets forth the terms and conditions governing the integration of

Bakkt’s various solutions related to financial transaction processing and cryptocurrency trading with DTR’s technology related to the execution of global payments powered by stablecoins.
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
The initial term of the Commercial Agreement is three years from the date of execution, unless terminated earlier. At any time, either party will be able to terminate the Commercial Agreement in the event of insolvency of the other party or a material breach of the other party that has not been cured. Pursuant to the terms and conditions of the Commercial Agreement, DTR will be subject to certain restrictions on its ability to provide services or technology that are competitive with the project in certain territories. The Commercial Agreement contains customary representations, warranties and covenants. The parties have also agreed to indemnify and hold each other harmless from claims alleging infringement of third-party intellectual property, gross negligence or willful misconduct, or arising from a party’s customer agreement, except these indemnification obligations do not apply with respect to any intellectual property or data that is not created or provided by the other party, combined with other products or processes not provided by the other party, or where the other party continues the alleged infringing activity.
Sale of Bakkt Trust
On March 17, 2025, Bakkt entered into an agreement with Intercontinental Exchange Holdings, Inc. ("ICE") whereby ICE agreed to purchase all of the outstanding equity interests of Bakkt Trust for a cash payment of $1.5 million plus the assumption of Bakkt Trust’s regulatory capital requirement, which was approximately $3.0 million as of signing, and certain operating costs of Bakkt Trust during the period between the signing of the purchase agreement and the closing of the transaction (subject to such closing). The sale of Bakkt Trust was completed on May 15, 2025. As a result of the sale, Bakkt recognized a loss of $2.3 million reflected in Other (expense) income, net in the consolidated statement of operations.
In conjunction with the sale of Bakkt Trust, Bakkt and ICE entered into a transition services agreement ("TSA") whereby the Company agreed to provide certain transitional services to ICE for defined fees for a period of up to six months from closing of the sale of Bakkt Trust. Amounts billed under the TSA generally relate to pass through of a portion of third-party software costs and time incurred by Bakkt employees supporting Bakkt Trust. The TSA can be terminated with six months' notice by either party for cause or by mutual agreement of the parties. The amount of fees charged to ICE under the TSA were not material for the three-month period ended September 30, 2025. Amounts billed under the TSA are generally recognized as a recovery of expenses incurred or as a component of "Other (expense) income, net" in the consolidated statements of operations. The amount of any receivables owed to Bakkt under the TSA were not material as of September 30, 2025.
ICE Credit Facility
On August 12, 2024, Bakkt and Opco entered into a revolving credit facility with ICE (the “ICE Credit Facility”), a major shareholder, (the “Lender”), with certain subsidiaries of Bakkt party thereto from time to time, as guarantors, whereby the Lender agreed to provide a $40.0 million secured revolving line of credit to the Company for working capital and general corporate purposes. For the period beginning December 31, 2024 through March 30, 2025, Opco could borrow up to an aggregate principal amount (excluding any capitalized interest) of $10.0 million. For the period beginning March 31 through June 29, 2025, Opco could borrow up to an aggregate principal amount (excluding any capitalized interest) of

$20.0 million. From the period beginning June 30 through September 29, 2025, Opco could borrow up to an aggregate principal amount (excluding any capitalized interest) of $30.0 million.
Loans under the ICE Credit Facility did not amortize. Borrowings under the ICE Credit Facility accrued interest at a rate equal to, at Opco’s election, either the secured overnight financing rate (“SOFR”) for a term of one, three or six months plus 12%, or the prime rate plus 11%. Interest was payable quarterly in arrears with respect to borrowings bearing interest at the prime rate or on the last day of an interest period, but at least every three months, with respect to borrowings bearing interest at the term SOFR rate; provided, that Opco could elect to pay interest in kind by adding such interest amount to the principal amount of the outstanding borrowings under the ICE Credit Facility. For any interest period for which Opco elected to pay interest in kind, the applicable margin on the outstanding loans would increase by 1% per annum. Under certain circumstances, a default interest rate would apply on all obligations during the existence of an event of default under the ICE Credit Facility at a per annum rate equal to 2% above the otherwise applicable interest rate.
Opco paid a commitment fee of 0.5% per annum on the daily average of the available commitment that could be borrowed, less the outstanding principal amount of all loans (excluding any capitalized interest). Fees were payable in cash quarterly and at maturity. Loans under the ICE Credit Facility could be prepaid without penalty, subject to customary breakage costs for loans bearing interest at the term SOFR rate. Amounts repaid under the ICE Credit Facility could be reborrowed prior to the maturity date, subject to certain customary conditions set forth in the ICE Credit Facility.
The ICE Credit Facility contained customary affirmative and negative covenants, including negative covenants limiting the ability of the Company and its subsidiaries to, among other things, incur debt, grant liens, undergo certain fundamental changes, dispose of assets, make certain restricted payments and prepayments, enter into restrictive agreements, enter into transactions with affiliates, make investments, and amend certain agreements relating to debt, in each case, subject to limitations and exceptions set forth in the ICE Credit Facility. The ICE Credit Facility also contained various customary events of default that included, among others, payment defaults, breach of covenants, inaccuracy of representations and warranties, cross defaults to certain other indebtedness, bankruptcy and insolvency events, judgment defaults, and events constituting a change of control, subject to thresholds and cure periods as set forth in the ICE Credit Facility.
The obligations under the ICE Credit Facility were required to be guaranteed by Bakkt and certain material domestic subsidiaries of the Company and secured by substantially all of the personal property of the Company and such subsidiary guarantors.
On March 27, 2025, the Company drew down $5.0 million under ICE Credit Facility. As of March 31, 2025, approximately $5.0 million of borrowings were outstanding under the ICE Credit Facility. On June 18, 2025, the Company repaid all principal and accrued interest then outstanding on the ICE Credit Facility.
On June 17, 2025, the Company, the Borrower and ICE entered into an amendment to the ICE Credit Facility to permit the issuance of the Convertible Debenture described in Note 7.
On July 30, 2025, the Company terminated the ICE Credit Facility and repaid all fees due thereunder through the date of termination.
The Company recognized interest expense of $0.2 million for the three and nine months ended September 30, 2025. No interest costs were incurred related to the ICE Credit Facility for the three and nine months ended September 30, 2024 since no borrowings were made under the ICE Credit Facility as of September 30, 2024. The effective interest rate on the ICE Credit Facility as of payoff on June 18, 2025 was 16.3%.
ICE Management and Technical Support
Upon consummation of the VIH Business Combination, the Company entered into a Transition Services Agreement with ICE (the “ICE TSA”), pursuant to which ICE provided insurance, digital warehouse, data center, technical support, and other transition-related services in exchange for quarterly service fees payable by us. The ICE TSA terminated in December 2023. Bakkt did not recognize any expense related to the ICE TSA for the three and nine months ended September 30, 2025 and September 30, 2024. As of September 30, 2025 and December 31, 2024, zero and $2.4 million was recorded as “Due to related party” in the consolidated balance sheets related to the ICE TSA, respectively.
10.Warrants
As of September 30, 2025 and December 31, 2024, there were 7,140,383 public warrants to purchase Class A Common Stock (the "Public Warrants") outstanding. The Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. Holders of The Public Warrants can exercise 25 Public Warrants to purchase one share of Class A Common Stock at an exercise price of $287.50 per share. The Public Warrants became exercisable on November 15, 2021. The Public Warrants will expire on October 15, 2026, or earlier upon redemption or liquidation. Bakkt may redeem the outstanding warrants when various conditions are met, such as specific stock prices, as detailed in the specific warrant agreements. The warrants are recorded as a liability and reflected as “Warrant liability” in the consolidated balance sheets.
No proceeds were received from the exercise of the Public Warrants during the three months ended September 30, 2025. During the nine months ended September 30, 2025 and three and nine months ended September 30, 2024, the Company received an immaterial amount of proceeds from the exercise of the Public Warrants. From the change in fair value of the warrant liability, Bakkt recognized a gain of $0.9 million and a loss of $1.9 million during the three and nine months ended September 30, 2025, respectively. During the three and nine months ended September 30, 2024, Bakkt recognized a gain of $20.0 million and a gain of $13.9 million, respectively.
As discussed further in Note 11, in connection with the Concurrent Offerings (as defined below), Bakkt issued and sold to the Third-Party Purchasers (as defined below) an aggregate of 1,396,701 shares of the Company’s Class A Common Stock, including 196,701 shares of Class A Common Stock issued upon exercise of certain of the 2024 Pre-Funded Warrants (as defined below) prior to the Third-Party Closing, Class 1 Warrants (“Class 1 Warrants”) to purchase an aggregate of 922,722 shares of Class A Common Stock, Class 2 Warrants (“Class 2 Warrants”) to purchase an aggregate of 922,722 shares of Class A Common Stock and Pre-Funded Warrants (“2024 Pre-Funded Warrants”) to purchase an aggregate of 448,742 shares of Class A Common Stock.
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

As of September 30, 2025, Class 1 Warrants and Class 2 Warrants exercisable for 2,017,850 shares of Class A Common Stock remain outstanding. Bakkt recognized a loss from the change in fair value of the warrant liability associated with the Class 1 and Class 2 Warrants of $35.3 million and $14.8 million during the three and nine months ended September 30, 2025, respectively. The Company recognized a gain from the change in fair value of the warrant liability associated with the Class 1 and Class 2 Warrants during the three and nine months ended September 30, 2024 of $19.4 million and $15.2 million, respectively. During the three months ended March 31, 2024, holders exercised all of the Pre-Funded Warrants. The proceeds received from the exercise of 2024 Pre-Funded Warrants were immaterial.
As discussed further in Note 11, in connection with the Underwriting Agreement entered into on July 28, 2025, the Company issued pre-funded warrants (the “2025 Pre-Funded Warrants”) to purchase an aggregate of 746,373 shares of the Company’s Class A common stock, par value $0.0001 per share. The 2025 Pre-Funded Warrants were issued as part of the Company’s public offering of Class A common stock and were sold at a price of $9.9999 per warrant, representing the $10.00 per share public offering price less the $0.0001 per share exercise price. Each Pre-Funded Warrant is exercisable at any time after the date of issuance until exercised in full, subject to certain ownership limitations. During the three months ended September 30, 2025, 718,108 pre-funded warrants were exercised for 718,098 shares.
11.Equity

2025 Equity Offering
On July 28, 2025, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Clear Street LLC and Cohen & Co. Capital Markets, a division of Cohen & Company Securities, LLC (collectively, the “Underwriters”), pursuant to which the Company agreed to sell and issue to the Underwriters an aggregate of 6,753,627 shares (the “Shares”) of the Company’s Class A Common Stock, and, for certain purchasers, 746,373 2025 Pre-Funded Warrants (the “Offering”). The price to the public in the Offering was $10.00 per Share and $9.9999 per 2025 Pre-Funded Warrant, which was the price per share at which the Shares were being sold to the public in the Offering, minus the $0.0001 exercise price per Pre-Funded Warrant. See Note 10 for further details regarding the 2025 Pre-Funded Warrants.
The Offering closed on July 30, 2025. The proceeds to the Company from the Offering were $70.4 million, net of fees to the underwriters and other offering expenses payable by the Company. Bakkt intends to use the net proceeds from the Offering to purchase Bitcoin and other digital assets in accordance with its Investment Policy, for working capital, and for general corporate purposes.
The Underwriting Agreement contains customary representations, warranties and agreements by the Company (including a lock-up agreement, pursuant to which, subject to specified exceptions, the Company agreed not to offer or transfer Shares during the 60 day period following the date of the Underwriting Agreement), customary conditions to closing, indemnification obligations of the Company and the Underwriters, including for liabilities under the Securities Act of 1933, as amended (the “Securities Act”) and termination provisions. In connection with the Offering, the Company’s officers and directors and ICE also entered into lock-up agreements, pursuant to which, subject to specified exceptions, they agreed not to offer or transfer their Shares during the 90-day period following the date of the Underwriting Agreement.

2024 Registered Direct Offering
On February 29, 2024, Bakkt entered into a securities purchase agreement with certain institutional investors (the “Third-Party Purchasers”), pursuant to which the Company agreed to sell and issue a combination of Class A Common Stock, Class 1 Warrants, Class 2 Warrants and 2024 Pre-Funded Warrants in a registered direct offering (the “Third-Party Offering”). Refer to Note 10 for further details regarding the Class 1 Warrants, Class 2 Warrants and 2024 Pre-Funded Warrants. In a concurrent registered direct offering (the “ICE Offering” and, together with the Third-Party Offering, the “Concurrent Offerings”) on February 29, 2024, Bakkt entered into a securities purchase agreement with ICE (a related party), pursuant to which the Company agreed to sell and issue a combination of Class A Common Stock, Class 1 Warrants and Class 2 Warrants. Bakkt raised net proceeds from the Third-Party Offering of approximately $37.6 million, after deducting the placement agent’s fees and offering expenses payable by the Company, and raised net proceeds from the ICE Offering of approximately $9.8 million, after deducting offering expenses payable by the Company. Approximately $2.4 million of proceeds from the ICE Offering were received concurrently with the closing of the Third-Party Offering, with the remaining $7.4 million received in a subsequent closing of the ICE Offering on April 25, 2024 after the Company obtained stockholder approval for such issuance. Bakkt intends to use the net proceeds from the Concurrent Offerings for working capital and other general corporate purposes.
Preferred Stock
We are authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The holders of a series of preferred stock shall be entitled only to such voting rights as shall expressly be granted thereto by the Certificate of Incorporation (including any certificate of designation relating to such series of preferred stock). As of September 30, 2025, no shares of preferred stock have been issued.
Common Stock
Class A Common Stock
Each holder of record of Class A Common Stock is entitled to one vote for each share of Class A Common Stock held on all matters on which stockholders generally or holders of Class A Common Stock as a separate class are entitled to vote, including the election or removal of directors (whether voting separately as a class or together with one or more classes of our capital stock). As of September 30, 2025 and December 31, 2024, there were 16,466,495 and 6,510,885 shares of Class A Common Stock issued and outstanding, respectively.

Increase of Authorized Capital
Prior to June 17, 2025, we were authorized to issue 30,000,000 shares with a par value of $0.0001 per share. On June 17, 2025, the stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Class A Common Stock from 30,000,000 shares to 60,000,000 shares. On August 6, 2025, the stockholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Class A Common Stock from 60,000,000 shares to 560,000,000 shares and, accordingly, to increase the number of authorized shares of the Company’s Common Stock from 70,000,000 to 570,000,000.

Dividends
Subject to preferences that may be applicable to any outstanding preferred stock, the holders of shares of Class A Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board out of funds legally available therefor. As of September 30, 2025, no dividends have been declared.
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
Class V Common Stock
Bakkt is authorized to issue 10,000,000 shares with par value $0.0001 per share. These shares have no economic value but entitle the holder to one vote per share. Class V Common Stock are "Paired Interests" that may be exchanged for one share of the Company's Class A Common Stock or a cash amount in accordance with Opco's Fourth Amended and Restated Limited Liability Company Agreement (the "LLC Agreement") and the Exchange Agreement. Holders of Paired Interests became eligible on April 16, 2022 under the Exchange Agreement to exchange their Paired Interests for Class A

Common Stock, or, at Bakkt's election, cash in lieu thereof. During the three and nine months ended September 30, 2025, holders of Paired Interests exchanged 2,501 and 3,728 Paired Interests for the Company's Class A Common Stock, respectively, and Bakkt did not elect to settle any such exchanges in cash. As of September 30, 2025 and December 31, 2024, there were 7,174,575 and 7,178,303 shares of Class V Common Stock issued and outstanding, respectively.
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
Noncontrolling Interest
The following table summarizes the ownership interest in Opco as of September 30, 2025 and December 31, 2024.

	September 30, 2025		December 31, 2024
	Opco Common Units	Ownership %	Opco Common Units	Ownership %
Opco common units held by Bakkt Holdings, Inc.	16,466,495	70%	6,510,885	48%
Opco common units held by noncontrolling interest holders	7,174,575	30%	7,178,303	52%
Total Opco common units outstanding	23,641,070	100%	13,689,188	100%
The weighted average ownership percentages for the applicable reporting periods are used to attribute net income (loss) and other comprehensive income (loss) to the Company and the noncontrolling interest holders. The noncontrolling interest holders' weighted average ownership percentage for the three and nine months ended September 30, 2025 was 35.5% and 45.0%, respectively.
Members’ Equity
Prior to the VIH Business Combination, Opco had three classes of voting units – Class A, Class B and Class C voting units – and incentive units granted under the Second Amended and Restated Bakkt Equity Incentive Plan (the “Opco Plan”).
In connection with the VIH Business Combination, the Opco equity holders converted 16,000,000 Opco Class A voting units, 7,698,138 Opco Class B voting units, and 10,810,810 Opco Class C voting units to 7,597,331 shares of Class V common stock on a pro rata basis. Additionally, Bakkt issued 698,934 shares of Class V common stock related to the outstanding Opco incentive units.
In connection with the VIH Business Combination, Class C warrants of Opco ("Class C Warrants") automatically converted into the right to purchase 31,734 Paired Interests in Opco at an exercise price of $126.00 per Paired Interest. Class C Warrants may only be exercised for a whole number of Paired Interests. Holders of Class C Warrants are entitled to purchase one Paired Interest for every 25 Class C Warrants. The Class C Warrants expired on September 23, 2024, and all Class C Warrants, vested and unvested, expired unexercised. Because Class C Warrants expired in 2024, no expense was recorded for the three and nine months ended September 30, 2025, and no expense was recognized for the three and nine months ended September 30, 2024, since the service conditions were not probable of being met.
12.Share-Based and Unit-Based Compensation
2021 Incentive Plan
Bakkt's 2021 Omnibus Incentive Plan, as amended (the “2021 Incentive Plan”), became effective on the Closing Date with the approval of VIH’s shareholders and the Board. The 2021 Incentive Plan allows the Company to make equity and equity-based incentive awards to employees, non-employee directors and consultants. There were initially 1,032,677 shares of Class A Common Stock reserved for issuance under the 2021 Incentive Plan which can be granted as stock options, stock appreciation rights, restricted shares, restricted stock units ("RSUs"), performance stock units ("PSUs"), dividend equivalent rights and other share-based awards. On June 6, 2023, the Incentive Plan was amended to increase the shares reserved for issuance under the 2021 Incentive Plan by 1,063,618 shares. On May 31, 2024, the 2021 Incentive Plan was again amended to increase the shares reserved for issuance under the 2021 Incentive Plan by 938,625 shares for a new aggregate total of 3,034,920 shares. On June 17, 2025, the 2021 Incentive Plan was once more amended to increase the shares reserved for issuance under the 2021 Incentive Plan by 979,201 shares for a new aggregate of 4,014,121 shares. No award granted under the 2021 Incentive Plan may vest earlier than the first anniversary of the date of grant, subject to limited exceptions.
Inducement Awards
In connection with Mr. Naheta’s appointment as Co-CEO, Mr. Naheta received (i) 1,607,717 PSUs and (2) 11,426 RSUs (together, the “Inducement Grant”). The RSUs vest on March 19, 2026, subject to Mr. Naheta’s continued service with the Company. The PSUs vest over a three-year performance period based on attainment of stock price appreciation metrics that are measured based on a rolling 90-day volume weighted average price. The Inducement Grant is subject to the terms of the 2021 Incentive Plan as if granted thereunder.
Stock Option Awards
In connection with the Offering, on July 29, 2025, the Board and its Compensation Committee (the “Compensation Committee”) granted stock options to select members of management to purchase up to 2,000,000 shares of Class A Common Stock (the “Options”), subject to approval by the Company's shareholders, which approval was obtained on October 31, 2025. For accounting purposes, the Options were not deemed to be granted until shareholder approval was obtained on October 31, 2025, and therefore the expense was recognized for the Options during the three months or nine months ended September 30, 2025. No consideration was received by the Company for the granting of the Options. Due to the limited share reserve under the 2021 Incentive Plan, the Options were approved outside the 2021 Incentive Plan. Notwithstanding the foregoing, the Options will be governed in all respects as if issued under the 2021 Incentive Plan, except with respect to the 2021 Incentive Plan’s minimum vesting requirements.
The Options are structured as a commitment by the grantee to exercise a predetermined number of Options every quarter for eight quarters (such committed number of Options, the “Mandatory Exercise Options”) at an exercise price per share of $10.00, which reflected the fair market value of a share of Class A Common Stock on the date of the grant. For each quarter in which the grantee exercises the Mandatory Exercise Options, the grantee will be entitled to exercise an additional number of Options (the “Optional Exercise Options”), which Optional Exercise Options will become exercisable for a period of one year. If a grantee does not exercise the Mandatory Exercise Options in any quarterly tranche during the applicable mandatory exercise period, then the grantee's remaining Options (in respect of the current quarterly tranche and any subsequent quarterly tranche) will be forfeited automatically. In order to further facilitate management’s continued participation and investment in Company growth, in the event that any Options are forfeited by a grantee in accordance with the forfeiture terms set forth above, the Options will be available for reallocation and future grant by the

Compensation Committee to service providers of the Company, as identified by the Compensation Committee, and which subsequent grants will be in the form of stock options made on the same terms as the Options and will have an exercise price equal to or greater than fair market value as of such applicable date of grant.
Share-Based Compensation Expense
During the three and nine months ended September 30, 2025, the Company granted 44,220 and 932,101 RSUs, respectively, to employees and directors. During the three and nine months ended September 30, 2025, the Company granted 0 and 1,793,873 PSUs, respectively. During the three and nine months ended September 30, 2024, Bakkt granted 15,756 and 1,044,308 RSUs, respectively, to employees and directors. During the three and nine months ended September 30, 2024, Bakkt granted 221,065 PSUs.
Bakkt recorded $4.5 million and $10.0 million of share-based compensation expense related to RSUs during the three and nine months ended September 30, 2025, respectively. During the three and nine months ended September 30, 2024, the Company recorded $2.1 million and $11.7 million of share-based compensation expense related to RSUs, respectively. The Company recorded $3.3 million and $6.5 million of share-based compensation expense related to PSUs during the three and nine months ended September 30, 2025. During the three and nine ended September 30, 2024, the Company recorded $0.2 million and $0.5 million respectively of share-based compensation expense related to PSUs. Share-based compensation expense for both RSUs and PSUs, is included in “Compensation and benefits” in the consolidated statements of operations, except where classified as Restructuring expenses for certain accelerated vestings as described below.
Unrecognized compensation expense as of September 30, 2025 and December 31, 2024 was $13.0 million and $11.7 million, respectively, for the RSUs and PSUs. The unrecognized compensation expense as of September 30, 2025 and December 31, 2024 will be recognized over a weighted-average period of 0.94 years and 1.36 years, respectively.
RSU and PSU Activity
The following tables summarize RSU and PSU activity for the nine months ended September 30, 2025 and September 30, 2024 (in thousands, except per unit data):

RSUs and PSUs	Number of RSUs and PSUs	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	521	1.38	$69.75
Granted	1,265		$13.29	$16,816
Forfeited	(167)
Vested	(345)
Outstanding as of September 30, 2024	1,274	1.59	$13.69

Outstanding as of December 31, 2024	1,421	1.36	$18.17
Granted	2,726		$9.91	$26,800
Forfeited	(401)
Vested	(996)
Outstanding as of September 30, 2025	2,750	0.94	$10.83
During the three and nine months ended September 30, 2025, Bakkt recorded $3.2 million and $5.1 million, respectively of share-based compensation expense related to the accelerated vesting of awards for certain employees, primarily related to the Sale of Bakkt Trust and termination of former executives. Of these amounts, the accelerated expense recorded for Andy Main's separation as CEO was $3.2 million. During the three and nine months ended

September 30, 2024, we recorded zero and $4.9 million, respectively, of share-based compensation expense related to the accelerated vesting of awards for certain employees, primarily related to the termination of a former executive. Acceleration of share-based compensation expense related to the Company's restructuring efforts is included in “Restructuring expenses” in the consolidated statements of operations.
Total fair value of vested RSU and PSU awards was $4.0 million and $10.9 million for the three and nine months ended September 30, 2025, respectively. Total fair value of vested RSU and PSU awards was $0.3 million and $6.8 million for the three and nine months ended September 30, 2024, respectively.
The fair value of the RSUs and PSUs used in determining share-based compensation expense is based on the closing price of Common Stock on the grant date for standard RSUs and PSUs. For PSUs with market conditions, fair value was determined using a Monte Carlo simulation model, along with a Geometric Brownian Motion formula to model stock price movements. The assumptions noted in the table below were used to estimate the fair value of the PSUs with market conditions.

Initial stock price	$8.71 - $12.79
Expected term (years)	2 - 3 years
Coefficient of variation	-
Risk free rate	3.79% - 3.98%
Volatility	125%
Dividend yield	0%
PSUs provide an opportunity for the recipient to receive a number of shares of Common Stock based on various performance metrics. Upon vesting, each PSU equals one share of Common Stock. The Company accrues compensation expense for the PSUs based on management's assessment of the probable outcome of the performance conditions. PSUs awarded in 2025 are subject to market-based vesting conditions tied to the Company’s stock performance. Specifically, PSUs vest based on the achievement of a target stock price, determined using the volume-weighted average price ("VWAP") of the Common Stock over a specified period. Vesting occurs only if the Company's average stock price meets or exceeds predetermined VWAP thresholds during the measurement period and the recipients provide at least one year of service. The metrics for PSUs granted during 2024 relate to the Company's performance during fiscal year 2024, as measured against objective performance goals approved by the Board. The actual number of units earned range from 0% to 150% or 200% of the target number of units depending on the metric and achievement of the 2024 performance goals. PSUs granted in 2024 vest in two equal annual installments from 2025 to 2026. The metrics for PSUs granted during 2023 relate to Bakkt's performance during fiscal year 2023, as measured against objective performance goals approved by the Board. The actual number of units earned range from 0% to 150% of the target number of units depending upon achievement of the 2023 performance goals. PSUs granted in 2023 vest in three equal annual installments from 2024 to 2026. The metrics for PSUs granted during 2022 relate to the Company's performance during fiscal years 2022, 2023 and 2024, as measured against objective performance goals as determined by the Board. The actual number of units earned range from 0% to 150% of the target number of units depending upon achievement of each year’s performance goals. PSUs granted in 2022 vest in three equal annual installments, subject to a catch-up provision over the three annual performance targets.
In connection with the Reorganization, the Company transferred to NewCo, and NewCo assumed, the Company’s rights and obligations under each (a) stock option to purchase a share of Common Stock (each, a “Stock Option”), (b) time-based RSUs, (c) PSUs and (d) right to acquire, receive or vest in a share of Common Stock (which, for the avoidance of doubt, excluded any awards granted under the Opco Plan) (each, a “Stock Award” and together with the Stock Options, the RSUs and the PSUs, the “Awards”) that was outstanding immediately prior to the effective time of the Restructuring. The Awards were converted into awards denominated in shares of NewCo Class A Common Stock of the same class and with the same rights and privileges and the same terms and conditions as were applicable immediately prior to the Restructuring, and including, for Stock Options, at an exercise price per share equal to the exercise price per share for the applicable share of Common Stock.
Opco Plan
Preferred incentive units and common incentive units (collectively, “incentive units”) represent an ownership interest in Opco and are entitled to receive distributions from Opco, subject to certain vesting conditions. Opco classifies incentive units as equity awards on its consolidated balance sheets. Participation units, issued directly by Opco to Opco Plan participants, do not represent an ownership interest in Opco but rather provide Opco Plan participants the contractual right to participate in the value of Opco, if any, through either a cash payment or issuance of Common Stock upon the occurrence of certain events following vesting of the participation units. Refer to Note 11 to the consolidated financial statements included in the Company's 2024 Form 10-K where the modifications to the Opco Plan are described in detail.
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
In connection with the Reorganization, each membership unit of Bakkt Management, LLC (the “Management Vehicle”) issued and outstanding immediately prior to the Reorganization was exchanged for the corresponding common unit of Opco (each such unit, an “Opco Incentive Unit”) granted under the Opco Plan, as amended, held by the Management Vehicle, together with the share of NewCo Class V Common Stock paired therewith, and each Opco Incentive Unit, together with the share of NewCo Class V Common Stock paired therewith, issued and outstanding immediately prior to the Reorganization was exchanged for the right to receive one validly issued, fully paid and nonassessable share of NewCo Class A Common Stock.
Incentive Unit Activity
The following table summarizes common incentive unit activity under the Opco Plan for the nine months ended September 30, 2025 and September 30, 2024 (in thousands, except per unit data):

Common Incentive Units	Number of Common Incentive Units	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	287	0	$166.75	$47,867
Granted	—
Forfeited	—
Exchanged	(4)
Outstanding as of September 30, 2025	283	0	$166.75	$47,246

Common Incentive Units	Number of Common Incentive Units	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	309	0	$166.75	$51,467
Granted	—
Forfeited	—
Exchanged	(5)
Outstanding as of September 30, 2024	304	0	$166.75	$50,677
The Company did not make any cash payments to settle vested participation units during the nine months ended September 30, 2025 or September 30, 2024.
As of October 31, 2025, there are no outstanding incentive units remaining under the Opco Plan.
13.Net Loss per share
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
The following is a reconciliation of the denominators of the basic and diluted per share computations for net income (loss) (in thousands, except share and per share data):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net loss per share:
Numerator – basic and diluted:
Net loss from continuing operations	$(21,554)	$(3,763)	$(29,058)	$(54,671)
Less: Net loss from continuing operations attributable to noncontrolling interest	(7,668)	(2,033)	(11,858)	(30,854)
Net loss from continuing operations attributable to Bakkt Holdings, Inc.	(13,886)	(1,730)	(17,200)	(23,817)
Net loss from discontinued operations attributable to Bakkt Holdings, Inc.	$(1,032)	$(1,163)	$(4,742)	$(3,663)
Net loss attributable to Bakkt Holdings, Inc.	$(14,918)	$(2,893)	$(21,942)	$(27,480)

Denominator – basic and diluted:
Weighted average shares outstanding	13,015,011	6,361,793	8,783,195	5,642,609

Net loss per share from continuing operations attributable to Bakkt Holdings, Inc.	$(1.07)	$(0.27)	$(1.96)	$(4.22)
Net loss per share from discontinued operations attributable to Bakkt Holdings, Inc.	$(0.08)	$(0.18)	$(0.54)	$(0.65)
Net loss per share attributable to Bakkt Holdings, Inc.	$(1.15)	$(0.45)	$(2.50)	$(4.87)
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

The following table summarizes the total potential common shares excluded from diluted earnings per common share as their effect would be anti-dilutive (in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
RSUs and PSUs (treasury stock)	2,750	1,274	2,750	1,274
Public warrants (treasury stock)	286	286	286	286
Class 1 and Class 2 warrants (treasury stock)	2,018	2,018	2,018	2,018
Opco warrants (if-converted)	—	32	—	32
Opco common units (if-converted)	7,175	7,195	7,175	7,195
Total	12,229	10,805	12,229	10,805
14.Capital Requirements
Bakkt Crypto holds a BitLicense from the New York Department of Financial Services ("NYDFS"), which subjects it to NYDFS’s oversight with respect to business activities conducted in New York State and with New York residents, and is required to maintain a capital balance equal to the greater of a predefined minimum amount or the sum of the required percentages established for transmitted assets, cold wallet and hot wallet custody assets, and predefined wind-down costs, or expected costs associated with the orderly wind-down of the business. Bakkt Crypto also has money transmitter licenses wherever its business model requires (46 states plus Washington D.C., giving effect to the surrender of duplicative and unneeded licenses following the merger of Bakkt Crypto Solutions, LLC and Bakkt Marketplace, LLC discussed below) which require it to maintain a minimum tangible net worth. Several states have adopted the Model Money Transmission Modernization Act (“MMTMA”), which defined tangible net worth as the aggregate assets of a licensee excluding all intangible assets, less liabilities, and established a calculation for minimum tangible net worth as a percentage of total assets. For states that have not adopted the MMTMA, Bakkt Crypto is required to maintain tangible net worth of a minimum amount, plus the amount of customer funds held in transit. In March 2024, Bakkt received approval from NYDFS to merge, and has since merged, Bakkt Crypto Solutions, LLC and Bakkt Marketplace, LLC into one legal entity, now referred to as Bakkt Crypto.
As of September 30, 2025 and December 31, 2024, Bakkt Crypto was in compliance with its respective regulatory capital requirements. The minimum capital requirements to which Bakkt Crypto is subject may restrict its ability to transfer cash. The Company may be required to transfer cash to Bakkt Crypto such that it can continue to meet minimum capital requirements.
15.Commitments and Contingencies
401(k) Plan
Bakkt sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Both Company and employee contributions to the 401(k) plan are discretionary. For the three and nine months ended September 30, 2025, the Company recognized approximately $0.1 million and $0.4 million, respectively of matching contributions to the 401(k). For the three and nine months ended September 30, 2024, the Company recorded approximately $0.2 million and $0.7 million, respectively of expenses related to the 401(k) plan, which is included in "Compensation and benefits" in the consolidated statements of operations.
Tax Receivable Agreement
The Company is party to a TRA with certain Opco equity holders. As of September 30, 2025, the Company has not recorded a liability under the TRA related to the income tax benefits originating from the exchanges of Opco Common Units as it is not probable that the Company will realize such tax benefits. The amounts payable under the TRA will vary depending upon a number of factors, including the amount, character, and timing of the taxable income of the Company in the future. Should the Company determine that the payment of the TRA liability becomes probable at a future date based on new information, any changes will be recorded in the Company's consolidated statements of operations and comprehensive loss at that time.
Refer to Note 20 for further details.
Litigation
On April 2, 2025, a putative class action complaint was filed in the U.S. District Court for the Southern District of New York against the Company and certain current and former officers. The complaint alleges that the Company made false or misleading statements and omissions of purportedly material fact, in violation of federal securities laws, in connection with disclosures relating to the non-renewal of the Company’s agreements with Webull and Bank of America N.A. ("Bank of America"). The complaint seeks damages, as well as fees and costs. The Company intends to defend the matter vigorously; however, it is refraining from expressing any judgment upon the likelihood of a favorable or unfavorable outcome in this matter given the early stage of the litigation. On September 15, 2025, plaintiff filed an amended complaint. The Company anticipates moving to dismiss all claims.
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
Cryptocurrency Held on Platform

The Company is obligated to securely store crypto assets that it holds for customers, a substantial portion of which are held in cold storage. As such, the Company may be liable to users of its platform for losses arising from the Company’s failure to secure crypto assets from theft or loss. The Company has not incurred any losses related to such an obligation and therefore has not accrued a liability for losses as of September 30, 2025 or December 31, 2024. The Company has no

reason to believe it will incur any expense associated with such potential liability because (i) it has no known or historical experience of claims to use as a basis of measurement, (ii) it accounts for and continually verifies the amount of crypto assets within its control, and (iii) it has established security around custodial product private keys to minimize the risk of theft or loss.
Commercial Purchasing Card Facility
On April 7, 2022, Bakkt entered into a corporate card services agreement with Bank of America to provide a purchasing card facility that it utilizes for redemption purchases made from vendors as part of its loyalty redemption platform. Total borrowing capacity under the facility was $35 million and there was no defined maturity date. Expenditures made using the purchasing card facility were payable at least bi-monthly, were not subject to formula-based restrictions and did not bear interest if amounts outstanding were paid when due and in full. The purchasing card facility required the Company to maintain a concentration account with the lender subject to a minimum liquidity maintenance requirement of $7.0 million along with the accounts receivable of the Company's subsidiary, within the Loyalty Business. Bakkt Holdings, Inc. served as the guarantor on behalf of the subsidiary under the commercial purchasing card facility. Bakkt began using the purchasing card facility in August 2022.
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

In September 2025, we terminated the purchasing card facility in anticipation of the sale of the Loyalty business. Bakkt Holdings, Inc. was released as a guarantor under the commercial purchasing card facility, and our cash collateral requirement was reduced from $7.0 million to $1.5 million as security for any remaining redemption activity processed under the facility.
Purchase Obligations
In December 2021, the Company entered into a four-year cloud computing arrangement which includes minimum contractual payments due to the third-party provider. In December 2023, the Company agreed to amend the contract and extend the payment period for an additional year. During the year ended December 31, 2023, the Company entered into a five-year strategic marketing agreement which required a committed spend. In July 2024, the Company terminated the strategic marketing agreement, which required a settlement payment of $1.1 million and resulted in the release from future obligations. As of September 30, 2025, the Company's outstanding purchase obligations, net of the settlement described above, consisted of the following future minimum commitments (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Purchase obligations	$4,500	$1,500	$—	$—	$6,000
Cooperation Agreement
On March 19, 2025, the Company entered into a Cooperation Agreement with Distributed Technologies Research Global Ltd. (“DTR”) and Mr. Naheta, the sole stockholder of DTR (the “Cooperation Agreement”). Pursuant to the Cooperation Agreement, DTR will provide the Company with certain exclusive payment processing technology, application programming interfaces, and infrastructure to be integrated into the Company’s platform for the enablement of global payments processing services in the jurisdictions where the Company or its affiliates operate. Refer to Note 18 to our consolidated financial statements included in the Form 10-K where the Cooperation Agreement is described in detail.

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
Bakkt management estimates the Company will recognize a loss on sale of the Loyalty Business of approximately $20.5 million, which will be recognized as of the October 1, 2025 Closing of the sale.
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
16.Income Taxes
As a result of the the business combination that caused Bakkt to become a publicly traded company in 2021, the Company acquired a controlling interest in Opco, which is treated as a partnership for U.S. federal income tax purposes, and in most applicable state and local income tax jurisdictions. As a partnership, Opco is not itself subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Opco is passed through to and included in the taxable income or loss of its partners, including the Company, on a pro rata basis. The Company's income tax benefit (expense) primarily relates to the Company’s allocable share of any taxable income or loss of Opco following the 2021 business combination. In addition, Opco’s wholly owned corporate subsidiaries that are consolidated for U.S. GAAP purposes but separately taxed for federal, state, and foreign income tax purposes as corporations are generating federal, state, and foreign income tax expense.
Bakkt's effective tax rates of 0.2% and (0.5)% for the three and nine months ended September 30, 2025. respectively, differ from statutory rates primarily due to the noncontrolling interest that is not taxed to the Company and the absence of taxable income to realize the Company's net operating losses and other deferred tax assets.
The Company's effective tax rates of (40.2)% and (0.2)% for the three and nine months ended September 30, 2024. respectively, differ from statutory rates primarily due to the noncontrolling interest that is not taxed to the Company and the absence of taxable income to realize the Company's net operating losses and other deferred tax assets.
Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realizability of the Company's deferred tax assets, in each jurisdiction, is dependent upon the generation of future taxable income sufficient to utilize the deferred tax assets on income tax returns, including the reversal of existing temporary differences, historical and projected operating results and tax planning strategies. As of September 30, 2025 and December 31, 2024, the Company believed that it was not more likely than not that the net deferred tax assets would be realizable and thus maintained a full valuation allowance.
The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company had no unrecognized tax benefits or related interest and penalties accrued as of September 30, 2025 or December 31, 2024.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law by President Trump. Key provisions of the Act include the reinstatement of 100% bonus depreciation, the immediate expensing of domestic research and experimentation expenditures, and modifications to the limitation on business interest deductions. While Bakkt management continues to evaluate the impact that the OBBBA will have on the Company's consolidated financial statements and disclosures, Bakkt management does not anticipate a material impact.
17.Leases
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
The discount rates for all of the Company's leases are based on its estimated incremental borrowing rate since the rates implicit in the leases were not determinable. The Company's incremental borrowing rate is based on Bakkt management’s estimate of the rate of interest the Company would have to pay to borrow on a fully collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment.

The Company has elected the practical expedient under which lease components are not be separated from the non-lease components for all classes of underlying assets. Accordingly, each lease component and the non-lease components related to the lease component are accounted for as a single lease component.
In December 2024, the Company signed a Lease Assignment and Assumption Agreement (the “Lease Assignment”) for its New York office lease, whereby a third-party agreed to assume all the Company’s rights, title and interest in and to the lease, including but not limited to the performance by the third-party of all of the Company’s duties and obligations under the lease. The Lease Assignment was contingent upon the landlord’s consent. In January 2025, the Company signed an Assignment and Assumption of Lease with Landlord’s Consent for the New York office lease, which provided the landlord’s consent to the Lease Assignment. The Company is jointly and severally liable with the third-party assignee for the obligations under the New York office lease. For the nine month period ended September 30, 2025 the Company recognized income of approximately $1.8 million related to the Lease Assignment, net of approximately $0.9 million paid to the third-party assignee under the Lease Assignment, all of which is recognized in Other (expense) income, net in the consolidated statements of operations.
On December 21, 2023, the Company signed an agreement to sublease a portion of its then corporate headquarters office space in Alpharetta, Georgia. The sublease commenced in March 2024. As of September 30, 2025, the Company does not have any active finance leases. Several of these leases include escalation clauses for adjusting rentals.
The Company's real estate lease has a remaining lease term as of September 30, 2025 of 84 months. The Company's real estate lease does not contain an option to terminate the lease without cause at the option of either party during the lease term.
As of September 30, 2025, the weighted average remaining lease term for the Company's operating leases was approximately 84 months, and the weighted average discount rate was 5.0%. As of December 31, 2024, the weighted average remaining lease term for the Company's operating leases was approximately 85 months, and the weighted average discount rate was 5.0%. The Company was party to short-term leases during the three and nine months ended September 30, 2025 and September 30, 2024, which resulted in less than $0.1 million of rent expense, for all periods.
18.Fair Value Measurements
Financial assets and liabilities that are measured at fair value on a recurring basis are classified as Level 1, Level 2 and Level 3 as follows (in thousands):

	As of September 30, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Crypto assets	$1,716	$—	$1,716	$—
Derivative asset	43,350	—	—	43,350
Total Assets	$45,066	$—	$1,716	$43,350

Liabilities:
Warrant liability - Class 1 and Class 2 warrants	$57,252	$—	$—	$57,252
Warrant liability - public warrants	3,213	3,213	—	—
Pre-funded warrants	283	—	—	283
Total Liabilities	$60,748	$3,213	$—	$57,252

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability - Class 1 and Class 2 warrants	$42,782	$—	$—	$42,782
Warrant liability - public warrants	4,141	4,141	—	—
Total Liabilities	$46,923	$4,141	$—	$42,782
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
The fair value of the Company's crypto assets was determined using Level 2 inputs which included using the value of the crypto asset determined as the mid-point of a bid-ask spread in the market management determined to be the principal market for the related crypto assets as of September 30, 2025.
Bakkt's derivative asset is comprised of a put/call option associated with a participation right on a third-party ownership interest in a publicly traded company. The fair value of the derivative asset was determined using a binomial model and Black-Scholes-Merton equation, both of which utilize certain Level 3 inputs.
The following table presents changes in Level 3 assets measured at fair value for the nine months ended September 30, 2025. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

Derivative assets
Balance as of December 31, 2024	$—
Change in fair value	43,350
Balance as of September 30, 2025	$43,350
Inputs used to calculate the estimated fair value of the derivative assets at September 30, 2025 were as follows:

Derivative assets
Mean monthly return	1.5%
Volatility	69.0%
Time to maturity (years)	10
Time to liquidity (months)	1 month
Risk free rate	0.5%

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

The significant unobservable inputs used for the fair value measurement of the Class 1 Warrants and Class 2 Warrants liabilities as of September 30, 2025 are summarized as follows:

Expected term (years)	3.93
Continuous risk-free rate	3.6%
Expected volatility	125.0%
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
On the day the 2025 Pre-Funded Warrants were issued, Bakkt common stock closed the day at $10.00 per share. This equaled the issue price of the private placement. The 2025 Pre-Funded Warrants were issued at this $10.00 price less the nominal exercise price. The Company's common stock closed the previous day at $17.17, however it traded down substantially upon news of the private placement. Thus, we believe the proceeds received for the 2025 Pre-Funded Warrants represents fair value of the Pre-Funded Warrants as of their issuance date and as of September 30, 2025 for the unexercised warrants as of that date.
19.Segment Reporting
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
During the three and nine months ended September 30, 2025 and September 30, 2024, all material operations are within the United States. Bakkt's chief operating decision maker allocates resources and assesses performance based upon financial information at the consolidated level.

The following table represents significant segment expenses provided to the CODM for the three and nine months ended September 30, 2025, and September 30, 2024 (in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024

Total revenues	$402,211	$316,333	$2,036,070	$1,654,814

Segment expenses:
Personnel[1]	$5,383	$7,806	$14,703	$26,220
Non-cash compensation[1]	7,782	2,324	16,639	12,226
Professional fees	7,364	5,282	16,562	12,040
Technology	1,864	2,125	5,052	7,203
Occupancy[2]	584	697	1,186	2,146
Marketing and promotions[3]	123	1,180	327	2,323
Business insurance[4]	1,183	4,286	4,009	11,189
Depreciation and amortization	153	107	527	282
Other operating costs[5]	2,258	2,614	5,563	6,035
Crypto costs	396,815	312,841	2,012,524	1,636,514
Execution, clearing and brokerage fees	3,965	2,208	15,797	11,229
Total operating expenses per Consolidated Statements of Operations	$427,474	$341,470	$2,092,889	$1,727,407
Operating loss from continuing operations	$(25,263)	$(25,137)	$(56,819)	$(72,593)
Other income, net[6]	(3,709)	(21,374)	(27,761)	(17,922)
Net loss from continuing operations	$(21,554)	$(3,763)	$(29,058)	$(54,671)

1
Personnel includes payroll and benefits, excluding stock-based compensation, which is included in Non-cash compensation. Both are reported as part of Compensation and benefits on the consolidated statements of operations.

2	Occupancy includes facility related expenses such as rent and is reported as Selling, general and administrative on the consolidated statements of operations.
3	Marketing and promotions primarily consist of web-based promotional campaigns, promotional activities with clients, conferences and user events, and brand-building activities and are reported as Selling, general and administrative on the consolidated statements of operations.
4	Business insurance primarily consists of business liability insurance premiums and is recorded as Selling, general and administrative on the consolidated statements of operations.
5	Other operating costs consist primarily of Restructuring costs and Impairment of long-lived assets as presented on the statements of operations, as well as costs that are reported as Selling, general and administrative, Other operating expenses, and Compensation and benefits on the consolidated statements of operations.
6	Other expense (income), net consists primarily of Interest income, net, (Loss) gain from change in fair value of warrant liability and derivatives, and Other expense, net, and Income tax (expense) benefit as presented in the consolidated statements of operations.
On August 26, 2025, the Company received notice from Public Platform LLC (“Public”) that it was exercising its rights under its commercial agreement with the Company to initiate the offboarding of its customers from the Company’s platform. Public completed the offboarding from our platform on October 25, 2025. Public represented approximately 9% of the Company’s crypto services revenue for the year ended December 31, 2024, and approximately 18% of crypto services revenue for the nine months ended September 30, 2025. The Company expects the offboarding of Public to result in a decline in crypto services revenue beginning in the fourth quarter of 2025. Management is actively assessing the impact of this change and is pursuing alternative customer and partner relationships to mitigate the effect on future segment performance.
On March 14, 2025, the Company's largest client, Webull Pay LLC (“Webull”), notified the Company that it would not renew its agreement with Bakkt when it ended on June 14, 2025, although the Company continues to service a limited number of states under an amended agreement with Webull. Webull represented approximately 74% of the Company’s Crypto services revenue for the year ended December 31, 2024.
Bakkt also received notice from Bank of America Corporation (“Bank of America”) on March 14, 2025 that Bank of America would not renew its commercial agreement with Bakkt's Loyalty Business. As a result, such agreement expired in accordance with its terms on April 22, 2025, subject to the Company’s obligation to provide transition services for up to a 12-month period. Bank of America represented approximately 16% of the Company's Loyalty Business’s net revenue for the year ended December 31, 2024.
20.Subsequent Events
Lease Termination
On November 6, 2025, Bakkt executed a Termination of Lease Agreement (the "Lease Termination") for its corporate headquarters office space in Alpharetta, Georgia. The Lease Termination releases the Company from all lease obligations at that location as of September 30, 2025, including the obligations related to the portion of the lease that was sub-let as described in Note 17.

Up-C Collapse
On November 3, 2025, the Company completed an internal reorganization to streamline its corporate structure by eliminating the Company’s umbrella partnership-C-corporation (“Up-C”) structure (the “Reorganization”).
As part of the Reorganization, Bakkt formed a new holding company (“NewCo”) that replaced the Company as a listed parent company. In connection with the Reorganization, (i) holders of shares of Class A common stock, par value $0.0001 per share, of the Company (“Bakkt Class A Common Stock”) ceased to hold such shares and received an equivalent number of shares of Class A common stock, par value $0.0001 per share, of NewCo (“NewCo Class A Common Stock”) that have the same voting and economic rights as Bakkt Class A Common Stock, (ii) holders of shares of Class V common stock, par value $0.0001 per share, of the Company (“Bakkt Class V Common Stock”) ceased to hold such shares and received an equivalent number of shares of Class V common stock, par value $0.0001 per share, of NewCo (“NewCo Class V Common Stock”) that have the same voting and economic rights as the Bakkt Class V Common Stock, (iii) holders of common units in Bakkt Opco Holdings, LLC, each coupled with one share of Bakkt Class V Common Stock (together, the “Paired Interests”), ceased to hold such Paired Interests and received an equivalent number of shares of NewCo Class A Common Stock, resulting in the elimination of shares of NewCo Class V Common Stock and NewCo having only one class of outstanding common stock, (iv) holders of membership units of the Management Vehicle ceased to hold membership units of the Management Vehicle and received in exchange corresponding Opco Incentive Unit granted under the Opco Plan, as amended, held by the Management Vehicle, together with the share of NewCo Class V Common Stock paired therewith, and (v) holders of Opco Incentive Units, together with the share of NewCo Class V Common Stock paired therewith, ceased to hold such Opco Incentive Units and the shares of NewCo Class V Common Stock paired therewith, and received in exchange the right to receive a corresponding number of validly issued, fully paid and nonassessable share of NewCo Class A Common Stock.
Amendment to Tax Receivable Agreement & Contribution Agreement
In connection with the Reorganization, Bakkt, ICE and Mr. Naheta entered into an amendment (the “TRA Amendment”) to the TRA, dated as of October 15, 2021, by and among the Company and the persons named therein, as well as a Contribution Agreement relating to their respective rights under the TRA (as amended, the “Contribution Agreement”). Pursuant to the TRA amendment and the Contribution Agreement, ICE and Mr. Naheta agreed that they would, at closing, (i) contribute their rights under the TRA to NewCo in exchange for a cash payment from NewCo equal to the respective amount to which ICE and Mr. Naheta would otherwise be entitled under the TRA (as amended), (ii) Mr. Naheta would further contribute such cash payable to Mr. Naheta to NewCo in exchange for shares of NewCo Class A Common Stock, and (iii) ICE would further contribute such cash payable to ICE to NewCo in exchange for shares of Series

A Non-Voting Convertible Preferred Stock (“NewCo Preferred Stock”) of NewCo, each convertible into one share of NewCo Class A Common Stock (such conversion being conditional upon the expiry or termination of the waiting period (and any extension thereof, including pursuant to any timing agreement) applicable to it under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”)), and further agreed that the respective obligations of ICE and Mr. Naheta, on the one hand, and NewCo, on the other hand, to transfer the foregoing cash amounts will be net-settled and offset against one another. In addition, the TRA Amendment sets the discount rate to be used in calculating TRA payments to TRA holders at 18%, calculated as of the date of consummation of the Reorganization, except that for ICE and Mr. Naheta only, the value of the TRA payment was capped at the value of such payment calculated as of the date of the TRA Amendment. At the completion of the Reorganization, the Company issued 465,890 and 69,733 shares of NewCo Class A Common Stock to ICE and Mr. Naheta, respectively. The cash payments to be made to TRA holders other than ICE and Mr. Naheta are $5.7 million.

Loyalty Business Sale Closing
On October 1, 2025, Bakkt completed the sale of the Loyalty business to Project Labrador Holdco, LLC. At the Closing, the Company delivered the equity of the Acquired Entities, together with an amount of cash equal to $18,876,950, which consisted of an agreed amount of $9,974,000 plus (i) the amount of the most negative working capital of the business that existed in the twelve months prior to the closing date, (ii) the amount of estimated indebtedness, and (iii) agreed expenses, and minus (iv) certain deductions for amounts owed by the Purchaser to Opco, subject to post-closing adjustments. Opco also placed the Escrow Amount (defined below) into an escrow account, to hold funds for the indemnity obligations of Opco and the working capital adjustment and indebtedness adjustment, in each case as set forth in the Purchase Agreement and an accompanying escrow agreement. At the Closing of the Transaction, pursuant to an escrow agreement, Opco deposited with the escrow agent (i) $1,000,000 into an indemnity escrow account (the “Indemnity Escrow Amount”), and (ii) $1,500,000 into a working capital adjustment escrow account (the “Adjustment Escrow Amount” and together with the Indemnity Escrow Amount, the “Escrow Amount”), in each case to be disbursed by the escrow agent in accordance with the terms of the Purchase Agreement and the escrow agreement. Subject to certain exceptions, on the applicable Escrow Termination Date (as defined in the Purchase Agreement), the escrow agent shall disburse the remaining Escrow Amount, if any. After the twelve-month anniversary of the Closing, the parties will determine whether the value of working capital delivered to the Purchaser at the Closing was greater than the greatest absolute value of working capital that existed in the twelve months following the date of the Closing. If the value of working capital delivered to the Purchaser at the Closing was greater than such greatest absolute value, the Purchaser shall pay to Opco the difference between the value of working capital delivered to the Purchaser at the Closing and such greatest absolute value. In addition, at the Closing, approximately $5,000,000 in restricted cash was loaned to the Purchaser by Opco pursuant to the Purchase Agreement and unsecured subordinated promissory notes to support obligations under certain agreements of the Acquired Entities. Such notes are expected to be repaid by the Purchaser when such cash is no longer restricted.
In connection with the sale of the Loyalty Business,the Company entered into a transition services agreement pursuant to which the Company and the Purchaser or their respective affiliates will provide certain transition services to one another.
2025 Pre-Funded Warrants
On October 28, 2025, the remaining issued and outstanding 28,265 2025 Pre-Funded Warrants were exercised for 28,264 Class A Common Stock shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of financial condition and results of operations should be read together with the accompanying consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 (this "Report") and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (our "Form 10-K"), which is incorporated herein by reference. References in this section to “we,” “us,” “our,” “Bakkt” or the “Company” and like terms refer to Bakkt Holdings, Inc. and its subsidiaries for the three and nine months ending September 30, 2025, unless the context otherwise requires. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed above in “Cautionary Statement Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.”

In this section and elsewhere in this Report, we use the following terms, which are defined as follows:
•"Client" means businesses with whom we contract to provide services to customers on our platform, and includes financial institutions, hedge funds, merchants, retailers, third party partners and other businesses (except in the accompanying notes to the consolidated financial statements, where we refer to revenue earned from customers, instead of clients. The term customers is in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers ("ASC 606").)
•"Crypto" or "Crypto asset" means an asset that is built using blockchain technology, including virtual currencies (as used in the State of New York), coins, cryptocurrencies, stablecoins, and other tokens. Our platform enables transactions in certain supported crypto assets. For purposes of this Form 10-Q, we use crypto assets, virtual currency, coins, and tokens interchangeably.
•"Customer" means an individual user of our platform. Customers include customers of our clients who transact in crypto through, and have accounts on, our platform (except as defined for ASC 606 purposes above).
Overview
General
Founded in 2018, Bakkt is building the backbone of next-generation financial infrastructure. We provide solutions that enable institutional participation in the digital asset economy — spanning crypto assets trading, tokenization, stablecoin payments, and artificial intelligence-driven finance. With the scale, security, and regulatory compliance demanded by global institutions, we are positioned at the center of a generational transformation in what money is, how it moves, and how markets operate.
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

Third-Quarter Highlights and Trends
We believe that our third-quarter results and recent actions marked a major inflection point in our transformation into a pure-play digital asset infrastructure company:
•We completed the divestiture of our Loyalty Business, completing our exit from all non-core operations;
•We streamlined our activities into trading, payments and international markets, marking a critical step in our evolution into a unified digital asset infrastructure platform;
•We simplified our capital structure through the collapse of our legacy Up-C structure, unifying all shareholders under a single class of stock; and
•We redeemed the remaining balance of the Convertible Debenture, resulting in a long term debt-free balance sheet.
Crypto Market Developments
The U.S. cryptocurrency market has undergone a significant transformation, driven by a maturing regulatory environment, increased institutional participation, and sustained retail adoption. This positive momentum creates a favorable backdrop for Bakkt's continued growth. Key market drivers include:

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
Recent Developments
Up-C Collapse
On November 3, 2025, we completed an internal reorganization to streamline our corporate structure by eliminating the Company’s umbrella partnership-C corporation (“Up-C”) structure (the “Reorganization”). As part of the Reorganization, NewCo replaced the Company as a listed holding company. In connection with the Reorganization, (i) holders of shares of Class A Common Stock ceased to hold such shares and received an equivalent number of shares of NewCo Class A Common Stock that have the same voting and economic rights as Class A Common Stock, (ii) holders of shares of Class V Common Stock ceased to hold such shares and received an equivalent number of shares of of NewCo Class V Common Stock that have the same voting and economic rights as the Bakkt Class V Common Stock, (iii) holders of Paired Interests ceased to hold such Paired Interests and received an equivalent number of shares of NewCo Class A Common Stock, resulting in the elimination of shares of NewCo Class V Common Stock and NewCo having only one class of outstanding common stock, (iv) holders of membership units of the Management Vehicle ceased to hold membership units of the Management Vehicle and received in exchange corresponding Opco Incentive Unit granted under the Opco Plan, as amended, held by the Management Vehicle, together with the share of NewCo Class V Common Stock paired therewith, and (v) holders of Opco Incentive Units, together with the share of NewCo Class V Common Stock paired therewith, ceased to hold such Opco Incentive Units and the shares of NewCo Class V Common Stock paired therewith, and received in exchange the right to receive a corresponding number of validly issued, fully paid and nonassessable share of NewCo Class A Common Stock.
Amendment to Tax Receivable Agreement & Contribution Agreement
In connection with the Reorganization, we, ICE and Mr. Naheta entered into the TRA Amendment as well as the Contribution Agreement. Pursuant to the TRA Amendment and the Contribution Agreement, ICE and Mr. Naheta agreed that they would, at closing, (i) contribute their rights under the TRA to NewCo in exchange for a cash payment from NewCo equal to the respective amount to which ICE and Mr. Naheta would otherwise be entitled under the TRA (as amended), (ii) Mr. Naheta would further contribute such cash payable to Mr. Naheta to NewCo in exchange for shares of NewCo Class A Common Stock, and (iii) ICE would further contribute such cash payable to ICE to NewCo in exchange for shares of NewCo Preferred Stock, each convertible into one share of NewCo Class A Common Stock (such conversion being conditional upon the expiry or termination of the waiting period (and any extension thereof, including pursuant to any timing agreement) applicable to it under the HSR Act), and further agreed that the respective obligations of ICE and Mr. Naheta, on the one hand, and NewCo, on the other hand, to transfer the foregoing cash amounts will be net-settled and offset against one another. In addition, the TRA Amendment sets the discount rate to be used in calculating TRA payments to TRA holders at 18%, calculated as of the date of consummation of the Reorganization, except that for ICE and Mr. Naheta only, the value of the TRA payment was capped at the value of such payment calculated as of the date of the TRA Amendment.
Loyalty Business Sale Closing
On October 1, 2025, we completed the sale of the Loyalty Business to Project Labrador Holdco, LLC. At the Closing, Opco delivered the equity of the Acquired Entities, together with an amount of cash equal to $18,876,950, which consisted of an agreed amount of $9,974,000 plus (i) the amount of the most negative working capital of the business that existed in the twelve months prior to the closing date, (ii) the amount of estimated indebtedness, and (iii) agreed expenses, and minus (iv) certain deductions for amounts owed by the Purchaser to Opco, subject to post-closing adjustments. Opco also placed the Escrow Amount (defined below) into an escrow account, to hold funds for the indemnity obligations of Opco and the working capital adjustment and indebtedness adjustment, in each case as set forth in the Purchase Agreement and an accompanying escrow agreement. At the Closing of the Transaction, pursuant to an escrow agreement, Opco deposited with the escrow agent (i) $1,000,000 into an indemnity escrow account (the “Indemnity Escrow Amount”), and (ii) $1,500,000 into a working capital adjustment escrow account (the “Adjustment Escrow Amount” and together with the Indemnity Escrow Amount, the “Escrow Amount”), in each case to be disbursed by the escrow agent in accordance with the terms of the Purchase Agreement and the escrow agreement. Subject to certain exceptions, on the applicable Escrow Termination Date (as defined in the Purchase Agreement), the escrow agent shall disburse the remaining Escrow Amount, if any. After the twelve-month anniversary of the Closing, the parties will determine whether the value of working capital delivered to the Purchaser at the Closing was greater than the greatest absolute value of working capital that existed in the twelve months following the date of the Closing. If the value of working capital delivered to the Purchaser at the Closing was greater than such greatest absolute value, the Purchaser shall pay to Opco the difference between the value of working capital delivered to the Purchaser at the Closing and such greatest absolute value. In addition, at the Closing, approximately $5,000,000 in restricted cash was loaned to the Purchaser by Opco pursuant to the Purchase Agreement and unsecured subordinated promissory notes to support obligations under certain agreements of the Acquired Entities. Such notes are expected to be repaid by the Purchaser when such cash is no longer restricted.

Stock Option Awards
In connection with the Offering, on July 29, 2025, the Board and its Compensation Committee granted the Options to select members of management, subject to approval by the Company’s shareholders, which approval was obtained on October 31, 2025. No consideration was received by the Company for the granting of the Options. Due to the limited share reserve under the 2021 Incentive Plan, the Options were approved outside the 2021 Incentive Plan. Notwithstanding the foregoing, the Options will be governed in all respects as if issued under the 2021 Incentive Plan, except with respect to the 2021 Incentive Plan’s minimum vesting requirements.
The Options are structured as a commitment by the grantee to exercise a predetermined number of Options every quarter for eight quarters (i.e., the Mandatory Exercise Options) at an exercise price per share equal to $10.00, which reflects the fair market value of a share of Class A Common Stock on the date of the grant. For each quarter in which the grantee exercises the Mandatory Exercise Options, the grantee will be entitled to exercise an additional number of Options (i.e., the Optional Exercise Options), which Optional Exercise Options will become exercisable for a period of up to one year. If a grantee does not exercise the Mandatory Exercise Options in any quarterly tranche during the applicable mandatory exercise period, then the grantee’s remaining Options (in respect of the current quarterly tranche and any subsequent quarterly tranche) will be forfeited automatically. In order to further facilitate management’s continued participation and investment in Company growth, in the event that any Options are forfeited by a grantee in accordance with the forfeiture terms set forth above, the Options will be available for future grant by the Compensation Committee to service providers of the Company, as identified by the Compensation Committee, and which subsequent grants will be in the form of stock options made on the same terms as the Options and will have an exercise price equal to or greater than fair market value as of such applicable date of grant.
Key Factors Affecting Our Performance
Growing Our Client Base
Our ability to increase revenue is dependent upon the successful growth of our client base on the platform. We collaborate with leading brands and have built an extensive network across numerous industries including financial institutions, merchants and travel and entertainment. To date, management has focused on client acquisition primarily through a business-to-business-to-consumer ("B2B2C") model. Our goal is to provide these clients with opportunities to leverage our capabilities either through their existing environment or by leveraging our platform. Our acquisition of Bakkt Crypto Solutions complements our B2B2C growth strategy by broadening our business partnerships to fintechs and neobanks.
Product Expansion and Innovation
The crypto marketplace is rapidly evolving. The continued attractiveness of our platform to clients is contingent upon the sustained ability to innovate and expand product offerings. Meeting the evolving technological demands and capabilities required by the client base is critical for realizing continued revenue growth..

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
Cryptocurrency Held on Platform
The Company held cryptocurrency in custodial products on its platform for client customers totaling $1,427.1 million at fair value as of September 30, 2025. In accordance with the SEC Staff Accounting Bulletin No. 122, these assets are not recorded in the Company’s consolidated balance sheets. Similarly, as the Company has an obligation to securely store cryptocurrency on its platform, it had a corresponding unrecorded liability of $1,427.1 million as of September 30, 2025. Since the risk of loss related to the obligation to safeguard crypto assets for users of its platform is remote, the Company did not record a liability for such risk of loss as of September 30, 2025 and December 31, 2024 in the Company’s consolidated balance sheets.
Key Performance Indicators
We are in the process of updating our key performance indicators (“KPIs”) to reflect the strategic direction of our crypto business and sale of the loyalty business.
•Notional traded volume. We define notional traded volume as the total notional volume of crypto transactions. The figures we use represent gross values recorded as of the order date. Notional traded volumes were $400.3 million and $2,025.3 million during the three and nine months ending September 30, 2025, respectively.

•Assets under custody. We define assets under custody as the sum of coin quantities held by customers multiplied by the final quote for each coin on the last day of the period. Assets under custody were $1,427.1 and $2,301.9 million as of September 30, 2025 and December 31, 2024, respectively.
We expect to continue to evolve our KPIs in future quarters.
Results of Operations
The following table is our consolidated statements of operations for the three and nine months ended September 30, 2025 and September 30, 2024, respectively (in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024

Crypto services revenue	$402,211	$316,333	$2,036,070	$1,654,814
Operating expenses:
Crypto costs	396,815	312,841	2,012,524	1,636,514
Execution, clearing and brokerage fees	3,965	2,207	15,797	11,229
Compensation and benefits	8,084	9,868	26,040	31,250
Professional services	7,364	5,282	16,562	12,300
Technology and communication	2,210	2,158	5,511	7,306
Selling, general and administrative	3,211	7,830	9,978	19,744
Depreciation and amortization	153	107	527	281
Related party expenses	—	150	—	450
Goodwill and intangible assets impairments	—	—	—	—
Impairment of long-lived assets	480	601	480	744
Restructuring expenses	5,107	425	5,335	7,492
Other operating expenses	85	1	135	97
Total operating expenses	427,474	341,470	2,092,889	1,727,407
Operating income (loss) from continuing operations	(25,263)	(25,137)	(56,819)	(72,593)
Interest (expense) income, net	(50)	1,014	518	3,215
(Loss) gain from change in fair value of warrant liability	(37,187)	19,984	(13,543)	13,916
Other (expense) income, net	40,921	263	40,887	910
Loss from continuing operations before income taxes	(21,579)	(3,876)	(28,957)	(54,552)
Income tax (expense) benefit	25	113	(101)	(119)
Net loss from continuing operations	(21,554)	(3,763)	(29,058)	(54,671)
Three Months Ended September 30, 2025 compared to Three Months Ended September 30, 2024
Financial Summary
The three months ended September 30, 2025 included the following notable items relative to the three months ended September 30, 2024:
•Revenue increased $85.9 million primarily driven by an increase in crypto trading volume compared to the prior year third quarter; and
•Operating expenses increased $86.0 million primarily driven by higher crypto trading costs in connection with higher crypto trading volume compared to the prior year third quarter.

Revenue
Revenues consist of crypto revenue. We earn revenue when consumers use our services to buy, sell, and store crypto. Substantially all of our crypto services revenue transaction revenue from crypto buy/sell trades where we earn a spread on both legs of the transaction (reported gross).
Crypto Services Revenue

($ in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	$ Change	% Change
Crypto services	$402,211	$316,333	$85,878	27.1%
Crypto services revenue increased by $85.9 million, or 27.1%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily driven by improved market trading volume for crypto as compared to the prior year third quarter.
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
Crypto Costs

($ in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	$ Change	% Change
Crypto costs	$396,815	$312,841	$83,974	26.8%
Crypto costs represent the gross value of crypto sold by our customers on our platform. These costs are measured at the executed price at the time of the trade. Crypto costs increased by $84.0 million, or 26.8%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase reflects improved crypto market trading relative to the prior year third quarter.
Execution, Clearing and Brokerage Fees

($ in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	$ Change	% Change
Execution, clearing and brokerage fees	$3,965	$2,207	$1,758	79.7%
Execution, clearing and brokerage fees primarily represent payments to clients in exchange for driving order flow to our platform. Execution, clearing and brokerage fees increased by $1.8 million during the three months ended September 30, 2025. The increase reflects increased crypto transaction volume as described above.

Compensation and Benefits

($ in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	$ Change	% Change
Compensation and benefits	$8,084	$9,868	$(1,784)	(18.1%)
Compensation and benefits expense include all salaries and benefits, compensation for contract labor, incentive programs for employees, payroll taxes, share-based and unit-based compensation and other employee related costs.

We have restructured our personnel to reduce headcount and adjusted our expense base to better align with our operational priorities and business strategy.
Compensation and benefits decreased by $1.8 million, or 18.1%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily due to decreases of $6.2 million in salaries and wages, and bonuses, slightly offset by an increase of $3.9 million in non-cash compensation.
Professional Services

($ in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	$ Change	% Change
Professional services	$7,364	$5,282	$2,082	39.4%
Professional services expense includes fees for accounting, legal and regulatory fees. Professional services increased by $2.1 million, or 39.4%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase was primarily due to an increase in strategic and transformational initiatives and transaction activity during the three months ended September 30, 2025.
Technology and Communication

($ in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	$ Change	% Change
Technology and communication	$2,210	$2,158	$52	2.4%
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
Technology and communications expense also includes fees paid for access to external market data and associated licensing costs, which may be impacted by growth in electronic contract volume, our capacity requirements, changes in the number of telecommunications hubs, and connections with customers to access our electronic platforms directly. Technology and communications expense decreased by $0.1 million, or 2.4%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily due to a decrease of $0.4 million in hosting fees, $0.2 million in software license fees, and $0.1 million in telecommunications. We expect these costs to decline in the future as we optimize our operational footprint.
Selling, General and Administrative

($ in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	$ Change	% Change
Selling, general and administrative	$3,211	$7,830	$(4,619)	(59.0%)
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

Selling, general and administrative costs decreased by $4.6 million, or 59.0%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was primarily due to a decrease of $1.8 million in general insurance compared the previous year third quarter.
Depreciation and Amortization

($ in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	$ Change	% Change
Depreciation and amortization	$153	$107	$46	43.0%
Depreciation and amortization expense consists of amortization of intangible assets from business acquisitions and internally developed software and depreciation of purchased software and computer and office equipment over their estimated useful lives. Depreciation and amortization increased by $46.0 thousand, or 43.0%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The increase is primarily related to capitalized software development.
Related Party Expenses

($ in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	$ Change	% Change
Related party expenses	$—	$150	$(150)	(100.0%)
Related party expenses consist of fees for transition services agreements. Related party expenses decreased by $0.2 million, or (100.0%), for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The decrease was due to the termination of the ICE transition services agreement in December 2023.
Impairment of long-lived assets

($ in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	$ Change	% Change
Impairment of long-lived assets	480	$601	$(121)	(20.1%)
Impairment of long-lived assets decreased by $0.3 million, or (35.5%) for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. During the quarter ended September 30, 2025, we recorded impairment charges of $0.5 million related to internally developed software assets that are in the process of being replaced with upgraded trading technology.
Restructuring Expenses

($ in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	$ Change	% Change
Restructuring expenses	$5,107	$425	$4,682	n/m
Restructuring expenses of $5.1 million during the three months ended September 30, 2025 consist of severance costs related to the May 2, 2024 reduction in force that resulted in the termination of 28 employees.

Loss from Change in Fair Value of Warrant Liability

($ in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	$ Change	% Change
Loss from change in fair value of warrant liability	$(37,187)	$19,984	$(57,171)	n/m

We recorded a loss of $37.2 million during the three months ended September 30, 2025 for the change in fair value on the revaluation of our warrant liabilities associated with our public warrants and the Class 1 and Class 2 warrants from the 2024 Concurrent Offerings. We recorded a loss of $20.0 million during the three months ended September 30, 2024 for the change in fair value on the revaluation of our warrant liabilities. These are non-cash losses and/or gains which are driven by fluctuations in the market price of our public warrants and valuation of our Class 1 and Class 2 warrants from the Concurrent Offerings.
Other (Expense) Income, net

($ in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	$ Change	% Change
Other (expense) income, net	$40,921	$263	$40,658	n/m
Other (expense) income, net primarily consists of non-operating gains and losses. During the three months ended September 30, 2025, we had other income of $40.9 million primarily related to $43.4 million net earnings impact related to the fair value of a derivative instrument, partially offset by a $2.6 million loss on the extinguishment of debt. During the three months ended September 30, 2024, we had other income of $0.3 million primarily related to foreign currency translation.
Income Tax Expense

($ in thousands)	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	$ Change	% Change
Income tax expense	$25	$113	$(88)	(77.9%)
Income tax expense during the three months ended September 30, 2025 and September 30, 2024, primarily consists of current state tax expense related to certain state jurisdictions wherein we are required to file income tax returns.
Nine Months Ended September 30, 2025 compared to Nine Months Ended September 30, 2024
Financial Summary
The nine months ended September 30, 2025 included the following notable items relative to the nine months ended September 30, 2024:
•Revenue increased $381.3 million primarily driven by a significant increase in Crypto services revenue resulting from an increase in trading volume; and
•Operating expenses increased $365.5 million primarily driven by increased crypto trading costs in conjunction with increased crypto service revenue.
Crypto Services Revenue

($ in thousands)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	$ Change	% Change
Crypto services	$2,036,070	$1,654,814	$381,256	23.0%

Crypto services revenue increased by $381.3 million, or 23.0%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily driven by increased crypto trading volume.
Crypto Costs

($ in thousands)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	$ Change	% Change
Crypto costs	$2,012,524	$1,636,514	$376,010	23.0%
Crypto costs represent the gross value of crypto sold by our customers on our platform. These costs are measured at the executed price at the time of the trade. Crypto costs increased by $376.0 million, or 23.0%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. This increase was primarily driven by increased crypto trading volume.
Execution, Clearing and Brokerage Fees

($ in thousands)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	$ Change	% Change
Execution, clearing and brokerage fees	$15,797	$11,229	$4,568	40.7%
Execution, clearing and brokerage fees primarily represent payments to clients in exchange for driving order flow to our platform. Execution, clearing and brokerage fees increased $4.6 million, or 40.7%, during the nine months ended September 30, 2025 relative to the same period in the prior year. The increase reflects increased volume in Crypto trading revenue.
Compensation and Benefits

($ in thousands)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	$ Change	% Change
Compensation and benefits	$26,040	$31,250	$(5,210)	(16.7%)
Compensation and benefits expense include all salaries and benefits, compensation for contract labor, incentive programs for employees, payroll taxes, share-based compensation and other employee related costs.
We have restructured our personnel to reduce headcount and adjusted our expense base to better align with our operational priorities and business strategy.
Compensation and benefits decreased by $5.2 million, or 16.7%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily due to decreases of $3.7 million in salaries and wages and, $3.4 million in bonuses, $0.8 in stock-based compensation, and $0.8 million in benefit related costs as the Company continues to optimize its cost structure.
Professional Services

($ in thousands)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	$ Change	% Change
Professional services	$16,562	$12,300	$4,262	34.7%
Professional services expense includes fees for accounting, legal and regulatory fees. Professional services increased by $4.3 million, or 34.7%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily due to increases of $1.7 million in legal and $0.8 million of other professional fees, slightly offset by a $0.5 million decrease in audit and tax fees primarily due to an increase in strategic and transformational initiatives and transaction activity during the six months ended September 30, 2025.
Technology and Communication

($ in thousands)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	$ Change	% Change
Technology and communication	$5,511	$7,306	$(1,795)	(24.6%)
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
Technology and communications expense decreased by $1.8 million, or 24.6%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily due to a decrease of $1.8 million in hardware and software license fees, $0.8 million in hosting fees, and $0.3 million in telecommunications fees.
Selling, General and Administrative

($ in thousands)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	$ Change	% Change
Selling, general and administrative	$9,978	$19,744	$(9,766)	(49.5%)
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
Selling, general and administrative costs decreased by $9.8 million, or 49.5%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The decrease was primarily due to a $4.1 million decrease in general insurance, $1.0 million in marketing and promotions, and a $0.6 million decrease in non-recurring vendor cost.
Depreciation and Amortization

($ in thousands)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	$ Change	% Change
Depreciation and amortization	$527	$281	$246	87.5%
Depreciation and amortization expense consists of amortization of intangible assets from business acquisitions, internally developed software and depreciation of purchased software and computer and office equipment over their estimated useful lives.

Depreciation and amortization increased by $0.2 million, or 87.5%, for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The increase was primarily due to amortization associated with software development costs, as the Company continues to capitalize internally developed software development related to Bakkt Crypto.
Restructuring Expenses

($ in thousands)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	$ Change	% Change
Restructuring expenses	$5,335	$7,492	$(2,157)	(28.8%)
Restructuring expenses of $5.3 million during the nine months ended September 30, 2025 consist of severance costs related to a reduction in force executed in the first quarter of 2025. Restructuring expenses of $7.5 million during the nine months ended September 30, 2024 consisted of severance costs and accelerated vesting of non-cash compensation related to the termination of a former executive and certain other employees.
Gain (Loss) from Change in Fair Value of Warrant Liability

($ in thousands)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	$ Change	% Change
Gain (loss) from change in fair value of warrant liability	$(13,543)	$13,916	$(27,459)	n/m
We recorded a gain of $13.5 million during the nine months ended September 30, 2025 for the change in fair value on the revaluation of our warrant liabilities associated with our public warrants and Class 1 and Class 2 warrants from the Concurrent Offerings. We recorded a loss of $13.9 million during the nine months ended September 30, 2024 for the change in fair value on the revaluation of our warrant liabilities. These are non-cash losses and gains and are driven by fluctuations in the market price of our public warrants and valuation of our Class 1 and Class 2 warrants from the Concurrent Offerings.
Other (Expense) Income, net

($ in thousands)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	$ Change	% Change
Other (expense) income, net	$40,887	$910	$39,977	n/m
Other (expense) income, net primarily consists of non-operating gains and losses. During the nine months ended September 30, 2025, we recognized income, net, of $40.9 million, a primarily related to $43.4 million net earnings impact related to the fair value of a derivative instrument, a net gain of $1.8 million on the assignment of our New York office lease, $0.6 million of sublease income on our Alpharetta headquarters lease, and $1.0 million gain on foreign currency, offset by a $2.3 million loss on the sale of Bakkt Trust and $2.6 million loss on the extinguishment of debt. During the nine months ended September 30, 2024, we recognized income of $0.9 million primarily related to foreign currency.
Income Tax Expense

($ in thousands)	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	$ Change	% Change
Income tax expense	$(101)	$(119)	$18	(15.1%)
Income tax expense during the nine months ended September 30, 2025 and September 30, 2024 primarily consists of current state tax expense related to certain state jurisdictions wherein we are required to file income tax returns during the period.

Liquidity and Capital Resources
As of September 30, 2025, we had $58.3 million and $6.1 million of cash and cash equivalents and restricted cash, respectively. Cash and cash equivalents consist of cash deposits at banks and money market funds. Restricted cash is held to satisfy certain minimum capital requirements pursuant to regulatory requirements, or as collateral for insurance contracts and our purchasing card facility.
On June 17, 2025, we entered into a private placement (the “Private Placement”) with YA II PN, LTD., a Cayman Islands exempt limited company (the “Investor”). The Private Placement closed on June 18, 2025. Pursuant to the terms of the Private Placement, the Investor purchased a $25 million convertible debenture (the “Convertible Debenture”) from the Company for a price of $23.75 million.
On July 28, 2025, the Company entered into an Underwriting Agreement with Clear Street LLC and Cohen & Co. Capital Markets, a division of Cohen & Company Securities, LLC (collectively, the “Underwriters”), pursuant to which the Company agreed to sell and issue to the Underwriters an aggregate of 6,753,627 shares (the “Shares”) of the Company’s Class A Common Stock and, for certain purchasers, 746,373 Pre-Funded Warrants (the “Offering”). The aggregate gross proceeds to the Company from the Offering were $75 million, before deducting fees to the underwriters and other offering expenses payable by the Company.
We intend to use our unrestricted cash, inclusive of the proceeds from the Private Placement and Offering, to complete the sale of the Loyalty Business and to fund our day-to-day operations, including, but not limited to funding our regulatory capital requirements, compensating balance arrangements and other similar commitments, each of which is subject to change, and as available (i) activate new crypto clients, (ii) maintain our product development efforts, and (iii) optimize our technology infrastructure and operational support. We utilized $23.8 million of unrestricted cash, and transferred $3.1 million of restricted cash, to complete the sale of the Loyalty Business on October 1, 2025. We continue to evaluate our headcount and expense base. In forecasting the Company's expectation of cash needs for the initial going concern evaluation, the Crypto services revenue growth projections exclude activation of new clients or products currently not live on Bakkt's platform as of the date of release of these consolidated financial statements. In addition, we may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies or intellectual property rights. However, except with respect to our potential acquisition of DTR pursuant to the Cooperation Agreement, we have no agreements or commitments with respect to any such acquisitions or investments at this time. Management believes that the Company's cash and cash equivalents will be sufficient to fund Bakkt's operations for 12 months from the date of these financial statements are issued.
Our future cash requirements will depend on many factors, including our revenue growth rate, the timing and extent of overhead, sales and marketing expenditures to support projected growth, our ability to limit our software development investments to features and functionality with a clear line of sight to revenue generation, and our ability to retain our clients.
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net cash used in operating activities	$(142,586)	$(52,605)
Net cash (used in) provided by investing activities	$(15,401)	$7,895
Net cash provided by financing activities	$81,354	$44,078

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
Net cash flows used in operating activities of $142.6 million for the nine months ended September 30, 2025 was primarily related to cash outflows resulting from change in our operating assets and liabilities of $99.3 million and a $43.4 million non-cash gain resulting from the change in fair value of derivative assets. Net cash outflows from changes in operating assets and liabilities for the nine months ended September 30, 2025 were primarily from a $77.5 million decrease in customer funds mainly related to Webull moving a substantial portion of its trading activity off the Company's platform, $7.3 million increase in accounts receivable, a $3.6 million decrease in operating lease liabilities, primarily related to the assignment of the New York office lease, the disposition of $3.5 million in net assets for Bakkt Trust, a $3.4 million decrease in accounts payable.and a $2.4 million decrease in TSA related party payables.
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
Investing Activities
Net cash flows used in investing activities of $15.4 million for the nine months ended September 30, 2025 consisted of a $11.5 million equity method investment, $2.7 million for acquisition of intangible assets and the purchase of $5.1 million of available-for-sale securities, partially offset by $4.5 million of proceeds from the sale of Bakkt Trust.
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
Financing Activities
Net cash flows provided by financing activities of $81.4 million during the nine months ended September 30, 2025 primarily consisted of $63.0 million in proceeds from common stock issuance, $22.2 million in proceeds from the Private Placement, and $7.5 million in proceeds from pre-funded warrants, slightly offset by $3.4 million in tax withholding payments for vested equity awards.
Net cash flows provided by financing activities of $44.1 million for the nine months ended September 30, 2024 consisted $46.5 million of proceeds from the 2024 Concurrent Offerings, net of issuance costs, partially offset by $2.4 million tax withholding payments for vested equity awards.
Tax Receivable Agreement
Concurrently with the completion of the VIH Business Combination, we entered into the TRA. Pursuant to the TRA, among other things, holders of Opco Common Units may, subject to certain conditions, from and after April 16, 2022, exchange such Opco Common Units (along with a corresponding number of shares of our Class V Common Stock), for Class A Common Stock on a one-for-one basis, subject to the terms of the Exchange Agreement, including our right to elect to deliver cash in lieu of Class A Common Stock and, in certain cases, adjustments as set forth therein. Opco will have in effect an election under Section 754 of the Internal Revenue Code for each taxable year in which an exchange of Opco Common Units for Class A Common Stock (or cash) occurs.
As of September 30, 2025, 1,063,576 Opco Common Units were exchanged for Class A Common Stock. Based on our history of taxable losses, we have concluded that it is not probable to expect cash tax payments in the foreseeable future and as such, no value has been recorded under the TRA.
In connection with the Reorganization, we, ICE and Mr. Naheta entered into the TRA Amendment as well as the Contribution Agreement. Pursuant to the TRA Amendment and the Contribution Agreement, ICE and Mr. Naheta agreed that they would, at closing, (i) contribute their rights under the TRA to NewCo in exchange for a cash payment from NewCo equal to the respective amount to which ICE and Mr. Naheta would otherwise be entitled under the TRA (as amended), (ii) Mr. Naheta would further contribute such cash payable to Mr. Naheta to NewCo in exchange for shares of NewCo Class A Common Stock, and (iii) ICE would further contribute such cash payable to ICE to NewCo in exchange for shares of NewCo Preferred Stock, each convertible into one share of NewCo Class A Common Stock (such conversion being conditional upon the expiry or termination of the waiting period (and any extension thereof, including pursuant to any timing agreement) applicable to it under the HSR Act), and further agreed that the respective obligations of ICE and Mr. Naheta, on the one hand, and NewCo, on the other hand, to transfer the foregoing cash amounts will be net-settled and offset against one another. In addition, the TRA Amendment sets the discount rate to be used in calculating TRA payments to TRA holders at 18%, calculated as of the date of consummation of the Reorganization, except that for ICE and Mr. Naheta only, the value of the TRA payment was capped at the value of such payment calculated as of the date of the TRA Amendment.
Contractual Obligations and Commitments
The following is a summary of our significant contractual obligations and commitments as of September 30, 2025 (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Purchase obligations(1)	$4,500	$1,500	$—	$—	$6,000
Future minimum operating lease payments(2)	1,860	3,875	4,092	4,321	14,148
Total contractual obligations	$6,360	$5,375	$4,092	$4,321	$20,148
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

In September 2025, we terminated use of the purchasing card facility in anticipation of the sale of the Loyalty business. Bakkt Holdings, Inc. was released as a guarantor under the commercial purchasing card facility, and our cash collateral requirement was reduced from $7.0 million to $1.5 million as security for any remaining redemption activity processed under the facility.
On March 19, 2025, we entered into a Cooperation Agreement with DTR and Mr. Naheta, the sole stockholder of DTR, pursuant to which DTR will provide, subject to the negotiation and execution of a definitive commercial agreement, us with certain exclusive payment processing technology, application programming interfaces, and infrastructure to be integrated into our platform for the enablement of global payments processing services in the jurisdictions where we or our affiliates operate.
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
If either we or Mr. Naheta shall exercise the above described Call Option or Put Option, respectively, such transaction shall be (i) executed pursuant to a customary purchase agreement that will contain representations, warranties and interim operating covenants by the Company, DTR and Mr. Naheta that are customary for a transaction of this nature (the “Definitive Agreement”), (ii) subject to, among other things, obtaining any required regulatory approvals, non-

objections and/or similar authorizations, our stockholder approval (including compliance with any applicable requirements of the NYSE) and Delaware law, (iii) subject to receipt by us of a fairness opinion from an independent financial advisor, (iv) subject to the execution by the parties of a definitive agreement reflecting the commercial arrangement described above, and (v) subject to us having terminated any lines of credit in effect on the date of the Cooperation Agreement and having repaid in full any indebtedness then outstanding and borrowed thereunder. The Definitive Agreement shall also provide for a clause to allow the Special Committee of the Board to pursue any superior proposal for a transaction that, if consummated, would result in our change of control that is conditioned upon the termination of the Put Option; provided, that we will negotiate reasonably and in good faith with any prospective party to include the Put Option or have such Put Option exercised immediately prior to the closing of such proposed transaction. If, after such negotiation, the Put Option will be terminated, we will be obligated to pay Mr. Naheta a termination fee of 3.0% of the DTR Value, as determined immediately prior to the termination of the Put Option.
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
The following table presents a reconciliation of net income (loss), the most directly comparable GAAP operating performance measure, to our Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net loss	$(23,156)	$(6,291)	$(37,069)	$(63,078)
Depreciation and amortization	153	107	527	281
Interest expense (income), net	50	(1,014)	(518)	(3,215)
Income tax expense (benefit)	(25)	(113)	101	119
EBITDA	(22,978)	(7,311)	(36,959)	(65,893)
Share-based and unit-based compensation expense	4,731	2,263	13,423	12,164
Loss (gain) from change in fair value of warrant liability	37,187	(19,984)	13,543	(13,916)
Impairment of long-lived assets	480	601	480	744
Restructuring expenses	5,107	425	5,335	7,067
Shelf registration expenses	—	—	—	200
Transition services expense	—	1,033	—	300
Gain on lease assignment	—	—	(1,755)	—
Loss on sale of Bakkt Trust	—	—	2,301	—
Loss on extinguishment of convertible debenture	2,617	—	2,617	—
Loss from discontinued operations	1,602	2,528	8,011	8,407
Adjusted EBITDA (loss)	$28,746	$(20,445)	$6,996	$(50,927)
Adjusted EBITDA for the three months ended September 30, 2025 increased by $49.2 million or 240.6% as compared to the three months ended September 30, 2024 primarily due to $43.5 million of other income from a derivative gain and a $6.7 million reduction in compensation (excluding share-based and unit-based compensation expense), professional services, technology and selling, general and administrative expenses for the three months ended September 30, 2025 relative to the same period in the prior year.

Adjusted EBITDA loss for the nine months ended September 30, 2025 decreased by $57.9 million or 113.7% as compared to the nine months ended September 30, 2024 mainly due to an overall lower net loss for the nine months ended September 30, 2025 relative to the same period in the prior year. The decreased loss was primarily due to $43.5 million of other income from a derivative gain, and a $13.8 million reduction in compensation (excluding share-based and unit-based compensation expense), professional services, technology and selling, general and administrative expenses for the nine months ended September 30, 2025 relative to the nine months ended September 30, 2024
Critical Accounting Policies and Estimates
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to management, including our President and Co-Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures, our President and Co-Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2025, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The results of any litigation cannot be predicted with certainty, and an unfavorable resolution in any legal proceedings could materially affect our future business, results of operations, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. For additional information regarding our ongoing legal proceedings, refer to Notes 15 in our unaudited consolidated financial statements included in this Report.

Item 1A. Risk Factors.
In addition to the information set forth in this Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Part I—Item 1A—Risk Factors” of our most recent Annual Report on Form 10-K, in “Part II—Item 1A—Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 and in “Part II—Item 1A—Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025. In addition, you should consider the risks, uncertainties and assumptions discussed under the heading “Risk Factors Related to the Update of Our Investment Policy” in Exhibit 99.1 to our Current Report on Form 8-K filed on June 10, 2025. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, or future results.

We may be unable to realize the anticipated benefits of investments and strategic transactions in connection with our international expansion strategy.

As we increase the breadth and depth of our product offering and seek to expand internationally, there can be no assurance that we will be able to realize the anticipated benefits of these and other past or future investments and strategic transactions. If our investments do not perform, those investments could become impaired and we may lose any or all of our investment. In addition, there can be no assurance that our international partners, in particular those that we do not control, such as MHT, will adopt our products, services or technology, which could impact our growth prospects.

The continuation of the U.S. federal government shutdown could adversely affect us.

Disagreement over the U.S. federal budget has caused the U.S. federal government to shut down since October 1, 2025. Although a proposed funding stopgap measure has recently been advanced in the Senate to ensure government funding through January 2026, there is no assurance that the shutdown will terminate. To the extent the bill is not enacted into law or a longer term resolution is not reached, shutdown-driven regulatory delays, including at the SEC, may continue to delay key legislative and regulatory initiatives, consultations with regulators and our ability to raise capital. These conditions may also lead to increased volatility and tighter liquidity in the markets, which may decrease transaction volumes, and negatively affect customer sentiment. Any of the foregoing, particularly if the shutdown is further prolonged, could adversely affect our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
(a)     On November 8, 2025, Board of Directors (the “Board”) of the Company appointed Richard Galvin to serve as a Class I director. The Board has determined that Mr. Galvin is independent and meets the applicable independence requirements of the New York Stock Exchange.

There are no transactions between the Company and Mr. Galvin that would require disclosure under Item 404(a) of Regulation S-K. There are no understandings or arrangements between Mr. Galvin or any other person pursuant to which Mr. Galvin was selected to serve as a director of the Board.

Mr. Galvin, 51, is the Co-Founder, Executive Chairman and Chief Investment Officer of Digital Asset Capital Management, a specialist institutional investment manager focused on digital assets since 2017. Mr. Galvin has more than 20 years of experience working in senior investment banking roles. From 2010 to 2016, he was the Head of Equity & Derivative Capital Markets, Australia & New Zealand at J.P. Morgan, and from 1996 to 2010, he was the Executive Director, Co-Head of Telecommunications, Media & Technology Investment Banking (Australia) at Goldman Sachs JBWere. Mr. Galvin has a unique background crossing over blue-chip traditional finance and digital assets. Mr. Galvin holds a Bachelor of Commerce in Economics from Monash University (Melbourne, Australia) and a Graduate Diploma in Applied Finance and Investment from the Australian Securities Institute.

Mr. Galvin will receive the standard non-employee director compensation for serving on the Board. The specific terms of such compensation were described in the Company’s proxy statement on Schedule 14A for the Company’s 2025 Annual Meeting of Stockholders, filed with the U.S. Securities and Exchange Commission on April 28, 2025.

In connection with the appointment of Mr. Galvin as a member of the Board, the Company has entered into an Indemnification Agreement with Mr. Galvin pursuant to which the Company has agreed to indemnify Mr. Galvin to the fullest extent permitted under Delaware law against liability that may arise by reason of her service to the Company and to advance his expenses incurred as a result of any proceeding against him to which he could be indemnified.

The foregoing description of the Indemnification Agreement is qualified in its entirety by reference to the full text of such Indemnification Agreement, the form of which is filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 21, 2021 and incorporated in this Item 5 by reference.

(b) None.

(c) Securities Trading Plans of Directors and Executive Officers
During our last fiscal quarter, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408, except as follows:

On September 10, 2025, Marc D'Annunzio, the Company’s General Counsel and Secretary, adopted a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “D'Annunzio Rule 10b5-1 Plan”) under the Exchange Act, for the sale of shares of the Company’s Class A Common Stock. The D'Annunzio Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The D'Annunzio Rule 10b5-1 Plan provides for the potential sale of up to 14,018 shares of the Company’s Class A Common Stock plus any shares of the Company's Class A Common Stock issuable upon vesting of restricted stock units and performance stock units granted to Mr. D'Annunzio prior to the adoption of the D'Annunzio Rule 10b5-1 Plan, so long as the market price of the Company’s Class A Common Stock is higher than certain minimum threshold prices specified in the D'Annunzio Rule 10b5-1 Plan. Sales under the D’Annunzio Rule 10b5-1 Plan can start on December 10, 2025 and last until December 31, 2026, unless earlier terminated in accordance with its terms.

On August 28, 2025, De'Ana Dow, a member of the Company’s Board of Directors, adopted a pre-arranged written stock sale plan in accordance with Rule 10b5-1 (the “Dow Rule 10b5-1 Plan”) under the Exchange Act, for the sale of shares of the Company’s Common Stock. The Dow Rule 10b5-1 Plan was entered into during an open trading window in accordance with the Company’s policies regarding transactions in the Company’s securities and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The Dow Rule 10b5-1 Plan provides for the potential sale of 40% of any shares of the Company's Class A Common Stock issuable upon vesting of restricted stock units granted to Ms. Dow prior to the adoption of the Dow Rule 10b5-1 Plan, at the then market price of the Company’s Class A Common Stock. Sales under the Dow 10b5-1 Plan can start on June 22, 2026 and last until December 22, 2026, unless earlier terminated in accordance with its terms.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

1.1	Underwriting Agreement, dated as of July 28, 2025, by and among the Company, Clear Street LLC and Cohen & Co. Capital Markets, a division of Cohen & Company Securities, LLC.	8-K	001-39544	1.1	July 30, 2025

3.1	Amended and Restated By-laws of the Company, as currently in effect	8-K	001-39544	3.2	November 3, 2025

3.2	Amended and Restated Certificate of Incorporation of the Company, as currently in effect	8-K	001-39544	3.1	November 3, 2025

4.1	Form of Pre-Funded Warrant	8-K	001-39544	4.1	July 30, 2025

10.1	Equity Purchase Agreement, dated as of July 23, 2025, by and among Bakkt Opco Holdings, LLC, Project Labrador Holdings, LLC, Bridge2 Solutions, LLC, Aspire Loyalty Travel Solutions, LLC, Bridge2 Solutions Canada Ltd., and B2S Resale, LLC.	8-K	001-39544	10.1	July 28, 2025

10.2	Amendment and Waiver to Equity Purchase Agreement, dated as of September 30, 2025, by and among Bakkt Opco Holdings, LLC, Project Labrador Holdings, LLC, Bridge2 Solutions, LLC, Aspire Loyalty Travel Solutions, LLC, Bridge2 Solutions Canada Ltd., and B2S Resale, LLC.	8-K	001-39544	10.1	October 1, 2025

10.3	Release Agreement, dated as of August 11, 2025, between Andrew Main and Bakkt Holdings, Inc.	8-K	001-3954	10.1	August 12, 2025

10.4	Advisor Agreement, dated as of August 11, 2025, between Andrew Main and Bakkt Holdings, Inc.	8-K	001-39544	10.2	August 12, 2025

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Bakkt Holdings, Inc.

Date: November 10, 2025	By:	/s/ Akshay Naheta
Akshay Naheta
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 10, 2025	By:	/s/ Karen Alexander
Karen Alexander
Chief Financial Officer (Principal Financial Officer)

Date: November 10, 2025	By:	/s/ Joseph Henderson
Joseph Henderson
Chief Accounting Officer (Principal Accounting Officer)