Form 10-K
period 2025-12-31
Bakkt, Inc.
filed 2026-03-19
CIK 1820302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
____________________
FORM 10-K
___________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _______________________
Commission File Number: 001-39544
____________________
Bakkt, Inc.
(Exact Name of Registrant as Specified in its Charter)
____________________

Delaware	41-2324812
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Liberty Plaza, One Liberty Street New York, New York	10006
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (332) 203 3017
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	BKKT	New York Stock Exchange
Warrants to purchase Class A Common Stock	BKKT WS	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025 was approximately $92.8 million. Shares of the registrant’s Class A Common Stock held by each executive officer and director and by each other person who may be deemed to be an affiliate of the registrant have been excluded from this computation. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.
As of March 11, 2026, there were 30,562,096 shares of the registrant’s Class A common stock, 7,140,383 public warrants, 1,153,200 Class 1 warrants and 864,650 Class 2 warrants outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement relating to the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Unless the context otherwise requires, all references to “Bakkt,” “we,” “us,” “our,” or the “Company” in this Annual Report on Form 10-K (this “Form 10-K”) refer to Bakkt, Inc. and its subsidiaries.
This Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. You can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would,” the negative of such terms, and other similar expressions that are intended to identify forward-looking statements. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to our business. Forward-looking statements in this Form 10-K may include, for example, statements about:
◦expectations regarding our strategic transformation and completion thereof;
◦future financial and operational performance;
◦expansion of Bakkt Markets, Agent, and Global;
◦anticipated benefits of investment in international markets;
◦product launches and scalability;
◦cost optimization and capital structure;
◦industry growth in stablecoins, tokenization and digital assets;
◦governance initiatives; and
◦regulatory developments.
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
You should not place undue reliance on these forward-looking statements. Should one or more of a number of known and unknown risks and uncertainties materialize, or should any of our assumptions prove incorrect, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to:
◦our ability to grow and manage growth profitably;
◦our ability to complete our acquisition of Distributed Technologies Research Global Ltd. (“DTR”), which remains subject to customary closing conditions, including shareholder vote;

◦whether we will be able to successfully integrate our operations with those of DTR, including its infrastructure, and achieve the expected benefits therefrom;
◦the regulatory environment for digital assets and digital stablecoin payments;
◦changes in our business strategy;
◦our adoption of the updated Investment Policy and related treasury strategy, including our ability to successfully consummate acquisitions, integrate or manage investments in potential acquisition targets and investees;
◦the price of digital assets, including Bitcoin;
◦risks associated with owning digital assets, including Bitcoin, including price volatility, limited liquidity and trading volumes, relative anonymity, potential widespread susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges and other risks inherent in its entirely electronic, virtual, form and decentralized network;
◦the fluctuation of our operating results, including because we may be required to account for its digital assets at fair value;
◦our ability to time the price of our purchase of digital assets pursuant to our strategy;
◦the impact of the market value of digital assets on our ability to satisfy our financial obligations, including any debt financings;
◦unrealized fair value gains on its digital asset holdings subjecting us to the corporate alternative minimum tax;
◦legal, commercial, regulatory and technical uncertainty regarding digital assets and enhanced regulatory oversight of companies holding digital assets including the possibility that regulators reclassify any digital assets we hold, including Bitcoin, as a security causing us to be in violation of securities laws and be classified as an “investment company” under the Investment Company Act of 1940;
◦competition by other Bitcoin treasury companies and the availability of spot-traded products for Bitcoin;
◦enhanced regulatory oversight as a result of our Investment Policy and related treasury strategy;
◦the possibility of experiencing greater fraud, security failures or operational problems on digital asset trading venues compared to trading venues for more established asset classes, and any malfunction, breakdown or abandonment of the underlying blockchain protocols, or other technological difficulties, may prevent access to or use of such digital assets;
◦the concentration of our expected digital asset holdings relative to non-digital assets;
◦the inability to use our digital asset holdings as a source of liquidity to the same extent as cash and cash equivalents, due to, for example, risks associated with digital assets and other risks inherent to our entirely electronic, virtual form and decentralized network;
◦us or a third-party service provider experiencing a security breach or cyber-attack where unauthorized parties obtain access to our digital assets;
◦the loss of access to or theft or data loss of our digital assets, which could be unrecoverable due to the immutable nature of blockchain transactions; if we elect to hold its digital assets through a third-party custodian, the loss of direct control over our digital assets and dependence on the custodian’s security practices and operational integrity which may lead to the loss of our digital assets as a result of the insolvency of the custodian, theft by employees or insiders of the custodian or if the custodian’s security measures are comprised, including as a result of a cyber-attack;
◦us not being subject to the legal and regulatory protections applicable to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers;
◦the non-performance, breach of contract or other violations by counterparties assisting us in effecting our Investment Policy and related treasury strategy;
◦our future capital requirements and sources and uses of cash, including funds to satisfy our liquidity needs;
◦our ability to raise capital and investments in us, including by our Chief Executive Officer;
◦changes in the market in which we compete, including with respect to our competitive landscape, technology evolution or changes in applicable laws or regulations;
◦changes in the markets that we target;
◦volatility and disruptions in the digital asset, digital payments and stablecoin markets that subject us to additional risks, including the risk that banks may not provide banking services to us and market sentiments regarding digital assets, digital payments and stablecoins;
◦the possibility that we may be adversely affected by other macroeconomic, geopolitical, business, and/or competitive factors;
◦our ability to launch new services and products, including with our expected commercial partners, or to profitably expand into new markets and services;
◦our ability to execute our growth strategies, including identifying and executing acquisitions and divestitures and our initiatives to add new clients;
◦our ability to reach definitive agreements with our expected commercial counterparties;
◦our failure to comply with extensive government regulations, oversight, licensure and appraisals;
◦uncertain and evolving regulatory regime governing blockchain technologies, stablecoins, digital payments and digital assets;
◦our ability to establish and maintain effective internal controls and procedures;
◦the exposure to any liability, protracted and costly litigation or reputational damage relating to our data security;
◦the impact of any goodwill or other intangible assets impairments on our operating results;
◦our ability to maintain the listing of our securities on the New York Stock Exchange (the “NYSE”); and
◦other risks and uncertainties indicated in this Form 10-K, including those set forth under “Risk Factors.”

Item 1. Business
Overview
Unless otherwise noted, in this section or elsewhere in this Form 10-K, (1) the term “Bakkt" refers to Bakkt, Inc., a Delaware corporation and its subsidiaries, and (2) the terms     Company,” “we,” “us,” and “our,” refer to the ongoing business operations of Bakkt, Inc. and its subsidiaries, whether conducted through Bakkt or a subsidiary of Bakkt.
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
•“Digital asset” means an asset that is built using blockchain technology, including virtual currencies (as used in the State of New York), coins, cryptocurrencies, stablecoins, and other tokens. Our platform enables transactions in certain supported digital assets. For purposes of this Form 10-K, we use digital assets, virtual currency, coins, and tokens interchangeably.
•“Customer” means an individual user of our platform. Customers include as customers of our clients who transact in digital assets through, and have accounts on, our platform (except as defined for ASC 606 purposes above).
Founded in 2018, Bakkt, Inc. (the “Company”) builds digital financial infrastructure designed to support institutional participation in the digital asset economy. During fiscal year 2025, the Company undertook a strategic transformation, focusing on divesting non-core assets, simplifying our corporate and capital structure, and investing in infrastructure to support our core platform. These initiatives are intended to improve our operating efficiency, align our business with our long-term strategy, and position us to scale our technology and services.
Our long-term strategy is to build and scale an integrated financial infrastructure platform through our three solutions: Bakkt Markets, Bakkt Agent, and Bakkt Global. We intend to expand our trading and payment infrastructure, develop software that enables institutions and customers to integrate and operate artificial intelligence-driven financial services through our platform, and invest in regulated entities in key jurisdictions. This strategy is designed to support institutional adoption of digital asset trading, stablecoin payments, and related financial services.
Our platform is built to accommodate various digital assets and offers our clients the flexibility to build a product that aligns with their vision and customers’ needs. Our institutional-grade platform, born out of our former parent company, Intercontinental Exchange, Inc. (“ICE”), supports various execution capabilities for simple and advanced trading, secure custody, payments, and a number of different tools that allow our customers to maximize their offerings. Our markets capabilities are built upon a foundation of strong regulatory and compliance governance, enabling clients to adhere to financial regulations by providing “know your customer” (“KYC”) and anti-money laundering (“AML”) processes and other anti-fraud solutions.

Bakkt Solutions
Bakkt Markets
Bakkt Markets enables institutions to launch secure, compliant, and advanced digital asset brokerage, trading and payment capabilities through a plug-and-play platform. It provides access to digital asset trading, stablecoin on- and off- ramps, custody integration, liquidity, and payment infrastructure through a unified technology stack designed to reduce the time, cost, and complexity of building these capabilities internally.
BFS operates in the United States as a licensed money transmitter and maintains 46 active state Money Transmitter Licenses. BFS also holds a virtual currency business license issued by the New York State Department of Financial Services (the “NYDFS”) under 23 NYCRR Part 200 (commonly referred to as a “BitLicense”) and a Virtual Currency Business License issued by the Louisiana Office of Financial Institutions. Based on current regulatory frameworks and interpretations, BFS is able to conduct its digital asset business activities across all 50 states in the United States (“U.S.”), as well as the District of Columbia and Puerto Rico.
State money transmission and virtual currency laws require licensed entities to comply with, among other things, bonding and minimum net worth requirements, restrictions on the permissible investment and safeguarding of customer funds and virtual currency, reporting and recordkeeping obligations, cybersecurity and compliance program requirements, examination and inspection by applicable regulatory authorities, and regulatory approval of certain changes in control, directors, and senior management. BFS is subject to these requirements in each jurisdiction in which it is licensed, including supervision and examination by the NYDFS with respect to its virtual currency activities conducted under its BitLicense.
In certain jurisdictions, licensure is not presently required for the digital asset activities conducted by BFS. Montana does not have a money transmitter statute. As of July 1, 2024, Hawaii no longer requires a state money transmitter license for purely digital asset activities following the conclusion of its Digital Currency Innovation Lab. California and Massachusetts have historically permitted cryptocurrency businesses to operate without a state-specific digital asset license; however, both states have adopted or are expected to implement licensing regimes applicable to digital asset activities. Upon the effectiveness of such regimes, BFS intends to apply for and obtain the required licenses, as applicable.
Accordingly, BFS maintains nationwide regulatory coverage either through active licensure or operation under applicable statutory frameworks in jurisdictions where licensure is not currently mandated. There can be no assurance that existing regulatory interpretations will not change, that additional licensure or approvals will not be required in one or more jurisdictions, or that BFS will be able to obtain, maintain, or renew required licenses on commercially reasonable terms or at all. The loss, suspension, or failure to obtain required licenses, or the imposition of additional regulatory conditions, could result in administrative enforcement actions, civil or criminal penalties, limitations on existing or planned activities, increased compliance costs, or the inability to operate in one or more jurisdictions.
Bakkt Agent
Bakkt Agent provides institutions, with plans to provide direct to consumer, with programmable access to Bakkt’s financial infrastructure through an intelligent software layer that coordinates onboarding, account creation, funding, and global money movement. Bakkt Agent utilizes automation and software-based agents to facilitate functions such as customer onboarding and identity verification, virtual account issuance, stablecoin and fiat payment rails, and domestic and cross-border payouts through application programming interfaces (“APIs”) and configurable workflows.
Bakkt Agent is designed to simplify the integration and operation of financial services by abstracting operational and technical complexity and enabling customers to programmatically initiate, manage, and monitor financial transactions, settlement, account activity, and compliance processes. Bakkt Agent’s modular architecture allows institutions to embed financial capabilities into their own applications and systems, supporting faster product deployment, operational efficiency, and the ability to scale financial services across multiple jurisdictions and payment networks.

Bakkt Global
Bakkt Global enables Bakkt to expand its technology and infrastructure into international markets through strategic investments in jurisdiction-specific entities operating in regulated financial markets. These investments are intended to establish a local presence in jurisdictions with established regulatory frameworks, providing Bakkt with access to licenses, regulatory permissions, and operating capabilities required to offer digital asset trading, payment, and settlement services.
Through Bakkt Global, Bakkt seeks to extend its trading infrastructure, stablecoin and fiat payment rails, and settlement services into new geographic markets through strategic investments in locally regulated entities. This approach enables Bakkt to access additional liquidity, customers, and financial networks while operating within local regulatory frameworks and supporting geographic diversification.

Our Corporate Structure
We operate primarily through Bakkt Financial Solutions I, LLC (formally Bakkt Crypto Solutions, LLC) (“BFS”). BFS, through business partnerships with clients, offers customers of those clients the ability to purchase, sell, store and, in approved jurisdictions, deposit and withdraw approved digital assets, all from within the applications of our clients with whom customers already have a relationship. Using BFS’s platform, customers can purchase approved digital assets, store digital assets in custodial wallets, liquidate their holdings, and transfer supported digital assets between a custodial wallet maintained by BFS and external wallets in certain jurisdictions, if enabled by the client. BFS’s proprietary trading platform and relationships with liquidity providers provide access to a wide range of digital assets and competitive pricing for our customers.
Our agreements with clients provide for licensing of their front-end trading platforms by BFS and cooperation between the parties in facilitating customers’ transactions in digital assets. The agreements are generally for a term of either one or two years and can be terminated by either party for breach or in case of a change of control. Generally, the agreements also contain provisions giving BFS discretion in the choice of digital assets offered to each client through its platform and, in some cases, exclusivity covenants pursuant to which clients have agreed not to refer their customers to other digital asset trading platforms.
BFS regularly explores additional ways to innovate and provide additional products and services to its clients. For example, subject to applicable regulatory approvals, BFS intends to expand the to enable staking, lending, and advanced trading services for institutional clients
BFS holds a New York State virtual currency license (commonly referred to as a “BitLicense”) and money transmitter licenses from all states throughout the U.S. where such licenses are required for the operation of its business, and is registered as a money services business with the Financial Crimes Enforcement Network of the U.S. Department of the Treasury (“FinCEN”). BFS is also able to provide fiat funding services where a client does not have that capability.
Recent Developments
Registered Direct Offering
On February 27, 2026, we entered into a securities purchase agreement (the “Purchase Agreement”) with a single investor (the “Investor”). The offering closed on March 2, 2026, at which time pursuant to the Purchase Agreement we issued and sold to the Investor an aggregate of 3,024,799 shares (the “Shares”) of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”), at a purchase price of $8.75 per Share and pre-funded warrants (the

“Pre-Funded Warrants”) to purchase an aggregate of 2,475,201 shares of Common Stock at a purchase price of $8.7499 per Pre-Funded Warrant.
The aggregate gross proceeds to the Company from the offering were approximately $48.125 million, before deducting placement agent fees and estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the Offering for working capital, general corporate purposes and strategic initiatives.
Change of Name.
Effective January 22, 2026, the Company changed its name to Bakkt, Inc.
DTR Distributed Technologies Research Global Ltd. Acquisition
On January 11, 2026, Bakkt Opco Holdings, LLC (“Opco”), a Delaware limited liability company and wholly owned subsidiary of the Company, entered into a Share Purchase Agreement (the “Purchase Agreement”) by and among Opco, the Company, Distributed Technologies Research Global Ltd., a private limited company incorporated in Cyprus (“DTR”), and Akshay Naheta, Chief Executive Officer of Bakkt, Inc. Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement (including a requirement that the acquisition be approved by the Company’s shareholders), the Company will acquire DTR, a global stablecoin payment infrastructure provider, by issuing to Mr. Naheta and other beneficial owners of DTR shares an aggregate number of shares of its Common Stock equal to 31.5% of the aggregate number of shares of the Common Stock that are issued and outstanding immediately prior to the closing, plus the aggregate number of shares of the Company’s capital stock issuable upon full exercise or conversion of any options, warrants or other convertible derivative securities that are outstanding immediately prior to the closing, on an as-converted basis, but excluding any warrants to purchase shares of the Common Stock to the Mr. Naheta and other beneficial owners of DTR shares.
Commercial Agreement With DTR
On July 31, 2025, we entered into a Commercial Agreement (the “Commercial Agreement”) with Distributed Technologies Research Global, Ltd. (“DTR”), which sets forth the terms and conditions governing the integration of Bakkt’s various solutions related to financial transaction processing and digital asset trading with DTR’s technology related to the execution of global payments powered by stablecoins.
Since the inception of the Commercial Agreement, we have successfully integrated the Bakkt and DTR platforms to support a unified Know Your Customer (“KYC”) workflow across multiple product lines. This integration facilitates streamlined onboarding and compliance monitoring for our shared ecosystems. Furthermore, the combined platform architecture now supports U.S.-based fiat on- and off-ramp capabilities, allowing for seamless transitions between traditional currency and digital assets.
Under the Commercial Agreement, DTR granted Bakkt and its affiliates a non-exclusive, non-transferable, sublicensable license for the duration of the term of the Commercial Agreement to access, display, reproduce, modify, create derivative works of, and otherwise use the DTR’s technology in certain territories; and DTR and its affiliates a non-exclusive, non-transferable, sublicensable, worldwide, right and license to display, reproduce, modify, create derivative works of, and otherwise use Bakkt solutions as needed. For each payment that is processed under the Commercial Agreement, Bakkt will be entitled to a customary fee for similar types of transactions.
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
As part of the Reorganization, Bakkt formed the Company, which replaced Bakkt Holdings, LLC (“Old Bakkt”) as a listed parent company. In connection with the Reorganization, (i) holders of shares of Class A common stock, par value $0.0001 per share, of Old Bakkt (“Old Bakkt Class A Common Stock”) ceased to hold such shares and received an equivalent number of shares of Class A common stock, par value $0.0001 per share, of the Company (“Class A Common Stock”) that have the same voting and economic rights as Old Bakkt Class A Common Stock, (ii) holders of shares of Class V common stock, par value $0.0001 per share, of Old Bakkt (“Old Bakkt Class V Common Stock”) ceased to hold such shares and received an equivalent number of shares of Class V common stock, par value $0.0001 per share, of the Company (“Class V Common Stock”) that have the same voting and economic rights as the Old Bakkt Class V Common Stock, (iii) holders of common units in Opco each coupled with one share of Old Bakkt Class V Common Stock (together, the “Paired Interests”), ceased to hold such Paired Interests and received an equivalent number of shares of Class A Common Stock, resulting in the elimination of shares of Class V Common Stock and the Company having only one class of outstanding common stock, (iv) holders of membership units of the Management Vehicle ceased to hold membership units of the Bakkt Management, LLC (“Management Vehicle”) and received in exchange corresponding Opco Incentive Units granted under the Second Amended and Restated Bakkt Equity Incentive Plan, (“the Opco Plan”), as amended, held by the Management Vehicle, together with the share of Class V Common Stock paired therewith, and (v) holders of Opco Incentive Units, together with the share of Class V Common Stock paired therewith, ceased to hold such Opco Incentive Units and the shares of Class V Common Stock paired therewith, and received in exchange the right to receive a corresponding number of validly issued, fully paid and nonassessable share of Class A Common Stock.
Sale of Loyalty Business
On October 1, 2025, Bakkt completed the sale of the Loyalty business to Project Labrador Holdco, LLC, a wholly owned subsidiary of Roman DBDR Technology Advisors, Inc. (the “Purchaser”). At the Closing, the Company delivered the equity of the Acquired Entities, together with an amount of cash equal to $18,876,950, which consisted of an agreed amount of $9,974,000 plus (i) the amount of the most negative working capital of the business that existed in the twelve months prior to the closing date, (ii) the amount of estimated indebtedness, and (iii) agreed expenses, and minus (iv) certain deductions for amounts owed by the Purchaser to Opco, subject to post-closing adjustments. After the twelve-month anniversary of the closing, the parties will determine whether the value of working capital delivered to the Purchaser at the closing was greater than the greatest absolute value of working capital that existed in the twelve months following the date of the closing. If the value of working capital delivered to the Purchaser at the closing was greater than such greatest absolute value, the Purchaser will pay to Opco the difference between the value of working capital delivered to the Purchaser at the closing and such greatest absolute value. In addition, at the closing, Opco loaned approximately $5,000,000 in restricted cash to the Purchaser pursuant to the Loyalty Business purchase agreement and unsecured subordinated promissory notes to support obligations under certain agreements with the corporate entities comprising the Loyalty business. Such notes are expected to be repaid by the Purchaser when such cash is no longer restricted pursuant to the terms of the purchase agreement.
Sale of Bakkt Trust
On March 17, 2025, we entered into an agreement with ICE, a significant stockholder of ours, whereby ICE agreed to purchase all of the outstanding equity interests of Bakkt Trust in exchange for $1.5 million plus the assumption of Bakkt Trust’s regulatory capital requirement, which was approximately $3.0 million as of signing, and certain operating costs of Bakkt Trust during the period between the signing of the purchase agreement and the closing of the transaction (subject to such closing). The sale closed on May 15, 2025.
Investment Policy
On June 10, 2025, we announced the adoption of our updated corporate investment policy, enabling the Company to allocate capital into digital assets, as part of our broader treasury and corporate strategy, subject to market conditions and the anticipated liquidity needs of the business (“Investment Policy”). Subject to the Investment Policy, we may acquire Bitcoin or other digital assets, using excess cash, proceeds from future equity or debt financings, or other capital sources. We may also explore further opportunistic financing alternatives, including the issuance of convertible notes, bonds, or other debt instruments, for the purpose of acquiring Bitcoin or other digital assets or otherwise in accordance with the Company’s investment policy. To date, the Company has not purchased any Bitcoin or other digital assets under the investment policy.
Digital Asset Market Developments
The digital asset landscape underwent a fundamental shift in 2025, transitioning from a speculative retail market into the foundational architecture of global finance. This shift was defined by legislative clarity and formation of global standards for compliance, institutional integration, and the utilitarian expansion of stablecoins.
The passage of the Guiding and Establishing National Innovation for U.S. Stablecoins Act (“GENIUS Act”) in July 2025 created a federal regulatory framework for payment stablecoins. Under the GENIUS Act, compliant payment stablecoins are exempted from being treated as securities or commodities for purposes of the regulatory framework established by the GENIUS Act. It also requires issuers of payment stablecoins to maintain 1:1 backing with high-quality liquid assets, such as the U.S. dollars or short-term Treasuries, and to publish monthly reserve attestations. Establishing a federal framework provides regulated banks with a clear pathway to integrating stablecoins into existing payment infrastructure.
In 2025, the digital asset markets saw fluid trends influenced by a mix of global trade tensions. As of early 2026, the digital asset markets appear to be in a similar dynamic environment, but have gained support from several institutional holders. Growth accelerated in 2025 following rule changes by the U.S. Securities and Exchange Commission (the “SEC”), including the rescission of Staff Accounting Bulletin 121 (“SAB 121”), which significantly reduced capital and risk management constraints, paving the way for major banks to expand their custody offerings.
Further, in 2025, the U.S. House of Representatives passed the Digital Asset Market Clarity Act of 2025 (the “CLARITY Act”), a proposed federal legislative framework intended to provide greater regulatory clarity for digital assets and digital asset market participants. The CLARITY Act seeks to establish statutory definitions for various categories of digital assets, including digital commodities, digital securities and payment stablecoins, and to delineate regulatory jurisdiction between the SEC and United States Commodity Futures Trading Commission (“CFTC”). The legislation also contemplates registration and compliance frameworks for digital asset trading platforms, brokers and other intermediaries. Although the CLARITY Act has not yet been enacted into law and remains subject to further legislative consideration and potential amendment, its stated objective is to provide greater legal certainty regarding the classification, oversight and permissible activities relating to digital assets. If enacted substantially as proposed, the legislation could promote more consistent regulatory treatment, facilitate institutional participation, and support the continued development of digital asset infrastructure and related services in the United States. However, the ultimate scope, timing and impact of any such legislation remain uncertain.
Beyond regulatory progress, the industry continued investing in real-world use cases. In 2025 and early 2026, the use of Real World Assets (“RWA”), which refers to the tokenization of private credit, government bonds, and equities, continued to gain traction. For example, the New York Stock Exchange and NASDAQ, both announced strategic initiatives to provide tokenized securities platforms facilitating 24/7 trading. The industry also saw the early emergence of “agentic payments,” where AI agents use HyperText Transfer Protocol (“HTTP”) native settlement standards to execute autonomous transactions, signaling a broader transition from digital assets as purely tradable instruments toward functioning economic infrastructure.
Digital Financial Infrastructure Solutions
Our solutions include:
Bakkt Markets. Bakkt Markets enables institutions to launch secure, compliant, and advanced digital asset brokerage and trading capabilities through a plug-and-play platform that provides global digital asset capabilities without needing to build in-house.
Bakkt Agent. Bakkt Agent provides institutions, and the Company intends to provide individual consumers, with programmable access to financial infrastructure through an AI-driven software layer that coordinates onboarding, account creation, funding, stablecoin and fiat payment rails, and global money movement.
Bakkt Global. Bakkt Global enables Bakkt to expand its technology and infrastructure into international markets through strategic investments in jurisdiction-specific entities operating in regulated financial markets. For instance, the Company has made an investment in Bitcoin Japan Corporation (Tokyo Stock Exchange: 8105), purchasing approximately 30% of its outstanding voting shares to expand institutional digital asset access in Japan.
Bakkt Markets

    Bakkt Markets is the Company's core institutional digital asset infrastructure business, providing clients with a regulated, plug-and-play platform through which they can offer digital asset trading, stablecoin payment services, custody, and related capabilities to their own customers. Bakkt Markets serves as the regulatory and liquidity foundation of the Company's integrated platform.
We currently provide the following digital asset-related services for retail customers. These services are provided through our clients which have a direct relationship with such customers and utilize our trading platform and custody services.
•digital asset trading;
•fiat funding and payments via stablecoins;
•custody services for the digital assets supported for trading; and
•external transfers of digital assets in jurisdictions where transfers are allowed.
We currently facilitate transactions in, and provides services for, the digital assets listed in the table below.

Digital Asset	Symbol
Aave	AAVE
Ardano	ADA
Algorand	ALGO
ApeCoin	APE
Arbitrum	ARB
Cosmos	ATOM
Avalanche	AVAX
Basic Attention Token	BAT
Bitcoin Cash	BCH
Binanca Coin	BNB
Bonk	BONK
Bitcoin	BTC
Compound	COMP
Curve DAO	CRV
Dogecoin	DOGE
Polka Dot	DOT
Ethereum Classic	ETC
Ethereum	ETH
Filecoin	FIL
Gala	GALA
The Graph	GRT
Hedera	HBAR
Internet Computer Protocol	ICP
Lido DAO	LDO
Chainlink	LINK
Litecoin	LTC
NEAR Protocol	NEAR
Nexo	NEXO
Optimism	OP
Pepe Coin	PEPE
Polygon Ecosystem Token	POL
Pump	PUMP
The Sandbox	SAND
Shiba Inu	SHIB
Solana	SOL
Sui	SUI
Celestia	TIA
Toncoin	TON
TRUMP	$TRUMP
Tron	TRX
Uniswap	UNI
USD Coin	USDC
Dog Wif Hat	WIF
Stellar	XLM
Ripple	XRP

Our management regularly considers whether to add or remove digital assets available on our platform, consistent with our policies and procedures and developments in light of regulatory guidance. See “Policies and Procedures Listing-Related Policies.”
Digital Asset Trading
Our client agreements entitle us to receive recurring revenues in the form of platform fees from clients for the use of our platforms by their customers.
Customers may purchase approved digital assets directly through BFS utilizing:
•the customer’s fiat wallet (see Fig. 1 below);
•the customer’s Banking as a Service (“BaaS”) provider account (see Fig. 2 below); or
•the customer’s brokerage account (see Fig. 3 below).
Customers may sell digital assets through BFS. The sale proceeds from a sale can be directed to:
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
With respect to customer purchase and sale orders, BFS operates as a riskless principal and offsets each customer order it fills by routing a corresponding order to a liquidity provider on a one-to-one basis. BFS settles its transactions with liquidity providers on a net basis. For more information, see “Digital Assets and Services Offered by BFS Asset Trading Liquidity Providers” below.
Customers can submit an order request to purchase digital assets by specifying the dollar value or coin quantity that they wish to purchase. The client’s user interface displays the estimated price or quantity, as applicable, as well as any transaction fees.
Before sending a purchase order request, the client must verify that sufficient funds are available in the applicable customer funding source. If the customer account has sufficient funds, the client then sends the order to BFS. Upon receipt of the purchase order, BFS accepts and processes the purchase order and records any order fill transactions on BFS’s internal ledger. BFS recognizes the revenue from markup and/or trade fees at this time in the flow using explicit journal types in the transaction ledgering.

If the customer’s funding source is a fiat wallet, BFS will debit the customer’s fiat wallet on its internal ledger. During the daily net settlement period fiat funds are transmitted from the for benefit of (“FBO”) account to the BFS transaction account.

Fig. 1 Digital Assets Purchase Through A Fiat Wallet

If the customer’s funding source is a BaaS account, BFS sends a message to the client that a trade has been executed. The client then instructs the BaaS provider to transfer the funds from the customer’s BaaS account to its BaaS FBO account. The BaaS provider will debit the customer’s fiat wallet on its internal ledger. During the daily batch settlement period, fiat funds are transmitted from the BaaS FBO account to the BFS transaction account.
A BaaS account is one where a client, through its banking relationships, offers customers the ability to withdraw fiat currency from, or transfer or deposit fiat currency into, the customer’s BaaS account with that client. In those instances, those customers would utilize their BaaS account to purchase supported digital assets from BFS, as depicted in Figure 2, below, and to deposit the proceeds of sales of supported digital assets to BFS, as depicted in Figure 6, below. Our client, not the Company, maintains the relationship with the BaaS provider and the Company is not itself regulated as a bank.

Fig. 2 Digital Assets Purchase Through A Customer’s BaaS Account

If the customer’s funding source is a brokerage account, BFS sends a message to ledger the funds from the customer’s brokerage account at the brokerage’s clearing firm to BFS brokerage account at the brokerage’s clearing firm.

During the daily batch settlement period, fiat funds are transmitted from the BFS brokerage account to the BFS transaction account.
Fig. 3 Digital Assets Purchase Through A Customer’s Brokerage Account

For sales, customers submit an order request via the client with which they have a relationship to BFSto sell digital assets by specifying the dollar value or quantity that they wish to sell. For market orders, the client displays the estimated price or estimated quantity, which is inclusive of any markup. If the client is charging any trade fees, those will be displayed and included in the total trade value. Once confirmed by the customer, the order is then sent to BFS by the client. Upon receipt of the order, BFS accepts and processes the sale order and records the order fill transaction on BFS’s internal ledger by recording a debit to the customer’s digital asset account.
If the customer’s funding source is a fiat wallet, BFS will credit the customer’s fiat wallet on its internal ledger. During the daily batch settlement period, fiat funds are transmitted from the BFS transaction account to the FBO account.
Fig. 4 Digital Assets Sale with proceeds to the Customer’s Fiat Wallet Hosted by BFS

If the customer’s funding source is a BaaS account, BFS sends a message to the client that a trade has been executed. The client then instructs the BaaS provider to transfer the funds from its BaaS FBO account to the customer’s

BaaS account. The BaaS will credit the customer’s fiat wallet on its internal ledger. During the daily batch settlement period, fiat funds are transmitted from the BFS transaction account to the BaaS FBO account.

Fig. 5 Digital Assets Sale with Proceeds to the Customer’s BaaS Account

If the customer’s funding source is a brokerage account, BFS sends a message to ledger the funds from the BFS brokerage account at the brokerage’s clearing firm to the customer’s brokerage account at the brokerage’s clearing firm. During the daily batch settlement period, fiat funds are transmitted from the BFS transaction account to the BFS brokerage account.

Fig. 6 Digital Assets Sale with Proceeds to the Customer’s Brokerage Account

Liquidity Providers
BFS currently has relationships with several liquidity providers, with at least one provider servicing each supported digital asset in order to provide consistent liquidity. BFS aggregates quotes from its liquidity providers by asset, side, price and size, which BFS uses to determine what quotes to provide, as principal, to its clients for display to customers.
To fill customer orders as a riskless principal, the BFS platform compares customer orders to the aggregated best bid or offer prices quoted by BFS’s liquidity providers. If a customer order is marketable, BFS routes an offsetting order for its own account, on a one-to-one basis, to the liquidity provider quoting the best price. Customers may place market orders or limit orders on the BFS platform. Market orders are, by definition, marketable when they are placed. As such, when a customer market order is received, BFS will offset that order by routing an order for its own account to the relevant liquidity provider on an “immediate or cancel” basis. Limit orders may be marketable when they are placed or may become marketable when the aggregated market price, as determined by BFS’s proprietary internal system, aligns with the limit price selected by the customer. The BFS platform holds customer limit orders that are not marketable at the time they are placed on BFS’s internal order book and evaluates such orders for marketability on an ongoing basis as liquidity providers change their best bid or offer prices. Should a customer limit order become marketable as the aggregated best price changes, the BFS platform would, at that point, place an offsetting order for its own account with a liquidity provider.
Upon receipt of a fill confirmation from the liquidity provider servicing one of BFS’s offsetting orders, BFS will fill the corresponding customer transaction out of its own account, as riskless principal. In other words, the BFS platform is structured to execute the offsetting order for BFS’s own account prior to executing the corresponding customer order.
BFS has written agreements with all of its liquidity providers. Under these agreements, BFS is granted access to proprietary trading platforms of the liquidity providers for the purpose of placing orders for purchase or sale of digital assets. BFS acts as principal in such transactions with liquidity providers. Orders cannot be withdrawn, cancelled or amended. After the liquidity provider accepts the order, it issues a transaction confirmation. The parties then are obligated to deliver fiat currency and digital assets according to the terms of the transaction. The agreements contain customary representations and warranties and confidentiality, limitation of liability and indemnification provisions. The agreements do not have a set term and generally may be cancelled by either party for convenience on prior written notice of 30 to 60 days, with some agreements providing for no such notice obligations or a notice obligation of seven days.
Settlement is conducted on a net basis on the blockchain supporting the digital asset. BFS is not required to pre-fund any transactions with liquidity providers. Instead, BFS settles with liquidity providers on a daily basis; however, in instances where a liquidity provider’s settlement balance is less than an agreed upon notional dollar amount for a given token, BFS will settle with those liquidity providers on the last business day of the applicable month, or when the settlement balance exceeds those levels, if sooner. At settlement, fiat currency and digital assets are exchanged to settle trading obligations from the previous period. In periods of heavy trading volumes, BFS and the liquidity providers may agree to perform more frequent settlements in order to decrease the exposure of unsettled transactions.
Custody Services for the Digital Assets Supported for Trading
BFS has third-party custodial relationships with Fireblocks Trust Company, LLC (“Fireblocks Custody”), Coinbase Custody Trust Company (“Coinbase Custody”), and BitGo Trust Company (“BitGo”), which are currently used for custody and digital asset transfers, where applicable. In addition, BFS also self-custodies select digital assets (approximately 5% of total customer digital assets were self-custodied as of December 31, 2025) to facilitate customer withdrawals utilizing the Fireblocks Vault service offered by Fireblocks Inc. (“Fireblocks”). Self-custodying customer digital assets through the use of Fireblocks third-party custody software involves risks related to our reliance on the third party for certain services. These include the implementation of Secure Multi-Party Computation (MPC) key creation software, the provision of software that facilitates a Secure Transfer Environment for the transfer of digital assets, and workflow authorization functionality ensuring that only BFS specified authorized persons are able to access the wallets for authorized purposes.
Under the Fireblocks Custody Agreement, Fireblocks Custody provides BFS with one or more segregated custody accounts to store supported digital assets on BFS’s behalf. Digital assets in the custodial account are segregated from Fireblocks Custody's own property and the assets of its other customers, are not treated as general assets of Fireblocks Custody, and Fireblocks Custody acts as a fiduciary and custodian on BFS’s behalf. Pursuant to the Fireblocks Custody Agreement, Fireblocks Custody manages digital asset wallet private keys using offline devices (hardware devices that are not connected to the internet). Fireblocks Custody has also implemented and agreed to maintain an information security program, as required by the NYDFS, with policies and procedures reasonably designed to safeguard its electronic systems and BFS’s information from unauthorized access. Fireblocks Custody is required to provide electronic account statements on at least a monthly basis detailing the amount of assets and all account activity. BFS does not have inspection rights under the Fireblocks Custody Agreement. The Fireblocks Custody Agreement remains effective until terminated by either party by providing at least 30 days’ prior written notice to the other party.
Under the BitGo Custody Agreement, BitGo, at BFS’s direction, establishes and maintains wallets for the storage of digital assets, including cold wallets where BitGo holds all of the keys, and all of those keys are held in an offline storage platform (a “Vault”). BitGo serves as custodian of digital assets stored in these wallets. BitGo is required to use reasonable best efforts to keep all custodial coins received by BitGo in safe custody on behalf of BFS and to keep all keys to the custodial wallet held by BitGo secure and to maintain at least one backup key. BitGo is also required to exercise all reasonable best efforts to prevent unauthorized access to or use of the keys held by BitGo to the custodial wallet. BFS does not have inspection rights under the BitGo Custody Agreement. The BitGo Custody Agreement had an initial one-year term and is renewing automatically for successive one-year periods unless either party provides notice to the other party of its intent not to renew at least 60 days prior to the expiration of the then-current term.
Under the Coinbase Custody Agreement, Coinbase Custody provides Bakkt with a segregated custody account controlled and secured by Coinbase Custody to store certain digital assets supported by Coinbase Custody on BFS’s behalf. Digital assets in the custodial account are not treated as general assets of Coinbase Custody, and Coinbase Custody is a fiduciary and custodian on BFS’s behalf. Pursuant to the Coinbase Custody Agreement, Coinbase Custody securely stores digital asset private keys in offline storage and has implemented and agreed to maintain a reasonable information security program with policies and procedures reasonably designed to safeguard its electronic systems and BFS’s confidential information. Coinbase Custody is required to keep timely and accurate records as to the deposit, disbursement, investment and reinvestment of digital assets and maintain accurate books and records of the custody services in accordance with applicable law and its own internal document retention policies. BFS does not have inspection rights under the Coinbase Custody Agreement. The Coinbase Custody Agreement remains effective until terminated by either party by providing at least 30 days’ prior written notice to the other party.

Pursuant to the License Agreement between Fireblocks and BFS, Fireblocks has granted BFS a non-exclusive, non-sub-licensable, non-transferable license to generate wallets through the Fireblocks Vault service. The service allows BFS to access and use digital asset wallets that store private and public keys, interact with various blockchains and monitor its balances of digital assets.
BFS holds all digital assets, including customer digital assets and the immaterial inventory of digital assets that BFS maintains for purposes such as facilitating blockchain fee payments and accommodating the impacts of rounding, in omnibus wallets. With respect to mode of storage, a small percentage of all digital assets (generally not more than 2%) are held in warm or hot storage in order to facilitate daily settlement and customer withdrawals, while the vast majority of digital assets are held in cold storage and accessed, as needed, to replenish the warm or hot wallets. The amounts of digital assets held in warm/hot storage and cold storage are monitored daily by our custody operations team and reviewed by management on a monthly basis.
Assets stored by Coinbase Custody and BitGo are held 100% in segregated cold storage. “Segregated” means that BFS customer assets are held in unique addresses on the respective blockchains and do not include assets of other BitGo or Coinbase clients, or of BitGo or Coinbase themselves. Both entities are SOC 1 certified. At this time, BFS does not utilize third parties other than Fireblocks Trust, Coinbase Custody, and BitGo to hold customer digital assets as custodian.
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
No insurance provider has inspection rights in respect of the digital assets held in storage.
External Transfers of Digital Assets
We make available to customers the ability to transfer digital assets to and from external wallets. Because we have structured our platforms to be client-configurable in several aspects, each client has the discretion to enable this transfer feature for its customers.
Other Potential Services
As a B2B2C-oriented, client-led business, we continually refine our service offerings in light of client demand and our strategy in a manner that is compliant with applicable governance and regulatory requirements.We are prioritizing the scaling of Bakkt’s AI-powered financial agentic platform designed to simplify global money movement and stablecoin-based payments and will continually evaluate new product offerings that we believe are logical expansions of our platform that will address client and customer needs and expectations. Because of the rapidly changing regulatory environment, we continue to evaluate our potential service offerings to ensure alignment with evolving compliance standards and our long-term digital asset strategy; and we may decide to undertake, or in some cases stop undertaking, potential service offerings in light of regulatory or compliance concerns.
Policies and Procedures
We and our subsidiaries have a comprehensive set of policies and procedures relating to digital assets and digital asset-related services.

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
Custody-Related Policies
BFS makes use of third-party providers of custodial services, including Fireblocks Trust Company, LLC, Coinbase Custody Trust Company, LLC and BitGo, to hold customer digital assets as custodian in cold storage as well as in hot or warm wallets as necessary. BFS also self-custodies customer digital assets using the Fireblocks Vault service. All wallets hosted by BFS are omnibus wallets, which may contain both digital assets held for the benefit of customers and the limited quantity of digital assets held by BFS in its own account as inventory. BFS does not, and historically did not, operate a proprietary trading business.
Listing-Related Policies
We maintain digital asset listing and delisting policies (the “Listing Policies”), which provide a framework for the review and approval of new digital assets, and the continued offering of digital assets for customer transactions. The Listing Policies were revised to accommodate new guidance issued by the NYDFS in November 2023, and were subsequently approved by the NYDFS. Material revisions to the Listing Policies require prior written approval from the NYDFS.
The Listing Policies require the covered entity to undertake and document a risk assessment for each new digital asset, which considers a number of risks, including legal and regulatory risk, and entails a review of the regulatory status of the digital asset. Other risks covered by the risk assessment include integrity and legitimacy risk (i.e., risks associated with the creation, governance, issuance, and design of the digital asset); reputational risk; liquidity, pricing, and manipulation risk; operational risk; cyber security risk; and illicit finance risk. The Listing Policies also provide for an evaluation of actual or potential conflicts of interest with respect to the potential listing of a digital asset, and updates to policies and procedures to ensure that monitoring and control measures are in place to manage money laundering and financial crime risk associated with the digital asset.
Under the Listing Policies, we utilize the risk assessment to consider various factors when making a decision to approve a new digital asset for listing, including, among others, the appropriateness of the digital asset to our business model and client base and whether the digital asset is supported by other reputable markets or trading venues. In order to assess the regulatory status of a digital asset, we consider the applicable laws, rules and case law, and other factors relevant to the determination of the security status of a digital asset, and the positions of the SEC as expressed in various crypto-related enforcement actions and lawsuits. We may also solicit the opinion of outside counsel.
We are required to monitor each of the digital assets for material changes and for changes in the risk assessment conducted during the listing evaluation, and to ensure their offering remains consistent with our mission and values, general safety and soundness, and protection of customers. Should we determine that removal of a digital asset is consistent with NYDFS guidance and regulations, and with safety and soundness, we will delist the digital asset in accordance with the Listing Policies.
The Listing Policies do not ascribe specific weighting to particular factors or inputs to be considered in connection with the potential listing or delisting of digital assets.

Sales and Marketing
We market our platform to our clients. We do not engage in any direct-to-consumer marketing for the acquisition or engagement of customers. As part of client engagement, we may assist them in developing their digital assets marketing strategy but any such strategy is ultimately executed by clients at their discretion.
Clients may choose to market our digital asset services to customers. In order to ensure we comply with applicable laws and regulations, we retain the right to review customer-facing marketing materials proposed to be used by clients. In specific instances, we require clients to disclose the services we provide and the related risks in such materials.
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
We believe our growing network of clients provides potential for increased scale and substantiates the viability of our business plan. As our partnerships go live, we will offer to retail clients marketing resources to drive consumer adoption and usage of our platform. The successful activation and implementation of these partnerships are expected to be a significant driver for our transaction growth and associated revenue, including digital asset trading revenue. We believe we will benefit from a positive network effect, where the value of our network will generally increase as we add new clients, customers and digital assets to our platform.
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
To protect against loss to or theft of digital assets, we maintain $20 million of hot storage insurance coverage. Our hot wallet insurance coverage is in place until August 2026. All supporting insurers maintain a minimum A.M. Best rating of “A”.
Our Clients
Our clients include financial institutions, fintechs, broker-dealers, neobanks, registered investment advisers, exchanges, and other businesses. Our digital asset-related capabilities facilitate new asset acquisition opportunities for their customers, in addition to the secure safekeeping of acquired digital assets and digital assets stored on behalf of institutional clients.

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
Revenue Model
We primarily generate transaction revenue from digital asset buy/sell transactions, where we charge a fee on both legs of the transaction.
Growth Strategy
We go to market using a platform strategy, driven by our clients. We partner with leading companies and expect to grow customers on our platform through those relationships, in addition to our direct institutional clients. We have built an extensive network of clients across various industries, including financial institutions, wealth management, payments and digital asset exchanges. These clients include Swan Bitcoin, Nexo, Blockchain.com, Blockwire, Oobit and Longbridge. We believe this strategy will enable us to add transacting accounts and volume more quickly and more efficiently than a direct-to-consumer model, as the continued adoption of digital assets as we receive tailwinds from each client’s core competency and growth.
As part of this approach, we have developed our platform to be flexible and scalable to accommodate how different clients may want to implement our solutions. Depending on each client’s specific needs and objectives, that client can choose to add one, some or all of our capabilities, and can also choose the manner in which those capabilities are enabled. Clients can choose to fully or partially embed our capabilities directly through Bakkt-hosted user interfaces.
We believe our growth will come from adding clients and correspondingly, their customers, and increasing transaction activity as well as strategic acquisitions. Leveraging BFS’s proprietary trading platform and existing relationships with liquidity providers, we provide a wide range of assets and competitive pricing to our clients.
Our growth strategies include the following:
•Adding clients. We are focused on continuing to build strong client relationships. We believe acquiring customers through our clients is an efficient and scalable way to grow our business. BFS has significantly expanded our digital asset client base into a number of new and rapidly growing client verticals, such as fintechs, trading and brokerage platforms.
•Adding customers. We are focused on activating our existing clients and supporting our clients in marketing campaigns to drive new customer acquisition and engagement of existing customers.
•Expanding our offering. We aim to increase the breadth and depth of our product offerings in order to increase its appeal to clients and customers. For example, BFS accelerated our product road map by providing new capabilities to our platform including the addition of 29 coins to our platform in 2025 and deposit and withdrawal functionality across the United States. We launched entity support and refined our core capabilities. We enhanced the KYC/AML workflows and engines through our cooperation agreement with DTR utilizing their modernized and highly compliant tech stack.
Over time, we expect to continue to invest in our business to provide best-in-class products and services. Some of those longer-term planned enhancements include:
•Digital asset enhancements. We expect to expand our digital asset capabilities to products and services that we believe will appeal to both our clients and customers. By increasing the acceptance of digital asset investing in the professional retail trading space, we believe that these additional products can further increase interest in digital assets generally among retail consumers, which will ultimately benefit our platform. For example, our proposed acquisition of DTR and the launch of a new trading platform with advanced capabilities.
•Evaluate additional strategic acquisitions. We will continue to be opportunistic and evaluate strategic acquisitions that have compelling benefits for our business.
How We Are Different
The markets in which we operate are highly competitive, rapidly changing and highly innovative. We believe that we are well-positioned given our unique ability to provide all of our capabilities under one platform, combined with our institutional-grade, secure and licensed infrastructure. We continue to improve and refine these offerings through our deployment of AI within approved risk and AI frameworks. We believe this provides a competitive differentiation that would be difficult to replicate. We compete with a wide range of parties, including digital asset exchanges and other digital asset infrastructure system providers for similar services. This market is growing and changing rapidly, so we expect that we will continue to see increased competition with new entrants into the space or existing competitors expanding their product offerings.
We believe that our business model provides us with significant competitive advantages, including:
•Multi-faceted approach to security and compliance. We enable responsible and secure access to digital assets for our clients. Our compliance measures, controls and risk management practices are at the core of how we operate. Our infrastructure provides multiple layers of protection and provides heightened security over the Company’s platform and products. As a public company, we are subject to significant and comprehensive regulations. Across our entities, we possess a BitLicense from NYDFS and state money transmitter licenses in all jurisdictions that we believe are required for us to operate our business. We have policies and programs that govern crypto-related activity, such as a cyber security program, information security policy, global AML policy, and U.S. Bank Secrecy Act (“BSA”)/Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury program. These measures are all designed to protect our clients and stockholders.
•Client-led strategy. We build in tandem with our clients, viewing them as long-term partners rather than just platform users. Our strategy is rooted in a deep understanding of our partners’ unique objectives, allowing us to continually refine our offerings and deploy innovative, institutional-grade solutions. This collaborative feedback loop ensures that as the digital asset landscape evolves, our platform and our clients stay ahead of the competition and at the forefront of the digital economy.
•Institutional-grade platform. Bakkt’s platform is purpose-built for the digital asset economy. We combine native support for diverse asset classes with rigorous regulatory controls and enterprise-level scalability. By providing a safe, reliable bridge for retail engagement today, we’ve created a future-proof platform ready to launch next-generation institutional products and services.
•Trusted and scalable capabilities. Our approach, built to scale with technology, privacy, security and compliance at its core, is informed by our team's decades of collective experience. Our platform moves a significant amount of volume across asset classes every day. We believe these pillars provide confidence to customers and clients that participate in our ecosystem.
Sales and Marketing
Our go-to-market strategy follows a 'B2B2C' model, acquiring customers primarily through deep-seated enterprise partnerships. By building scalable relationships we drive efficient user growth and provide our clients with the tools to deepen customer engagement. Rather than navigating a separate Bakkt interface, digital asset users interact with our capabilities entirely within our clients’ native interface, ensuring a frictionless and brand-consistent journey.
Our marketing efforts are focused on business-to-business (“B2B”) activities to acquire new clients. We utilize multiple B2B channels, such as Bakkt-owned domains (e.g., our website and blog and its social media platforms) and direct marketing to potential clients, such as email marketing and targeted digital advertisements. To accelerate this pipeline, we maintain a high-touch presence at key industry conferences and global summits, utilizing these forums to solidify thought leadership and engage directly with decision-makers from prospective institutional partners. We leverage strategic partnerships with existing clients and third parties to broaden our reach.
Technology
Our core platforms are engineered in-house by a technical team with deep expertise in digital assets and financial technology. As a technology-first company, we are dedicated to building and maintaining our own proprietary systems to ensure maximum performance and control. We selectively integrate best-in-class providers only when doing so accelerates our roadmap or enhances specific non-core utilities, allowing our engineering resources to remain focused on our primary architectural advantages.
We leverage a modern, cloud-native stack to deliver bespoke and off-the-shelf infrastructure for institutional clients. To ensure ecosystem integrity, our platform integrates robust, in-house governed KYC, AML, and anti-fraud controls to combat financial crime.
API-First Integration & Performance
Our architecture is designed for seamless integration into existing financial workflows, anchored by two primary pillars:
•Institutional-Grade Trading & Liquidity: A high-performance execution engine built for speed and scale. We deliver equities-grade performance to ensure deep liquidity and reliable execution for the purchase and sale of digital assets.
•Stablecoin Payment Rails: We power modern payment experiences by leveraging stablecoins for near-instant settlement and cross-border value transfer. Our infrastructure allows clients to bypass legacy banking delays, offering 24/7 programmable payment solutions.
Cybersecurity
Each of our products is architected, deployed, and managed through a common controls environment designed to protect our customers' confidential information using a combination of administrative, physical, and technical controls. We maintain a comprehensive cyber security program, managed by a dedicated team of security professionals, leveraging multiple layers of defenses to protect our clients’ consumer data, as well as digital asset wallets, including digital assets that are kept in custody. Our administrative, technical, and physical controls include the use of separation of duties, physical and logical access controls, encryption, dedicated security monitoring, and other controls to protect our environment and restrict unauthorized access. Additionally, we regularly utilize independent external parties to assess and provide added assurance that our products are designed appropriately and operating effectively. We currently maintain independent SSAE-18 SOC 1 Type II and SOC 2 Type II attestation reports for our digital asset platform. We comply with NYDFS Part 500 cybersecurity requirements which impose requirements related to establishing a detailed cybersecurity plan, enacting a comprehensive cybersecurity policy, and maintaining an ongoing reporting system for cybersecurity events.

Regulation
International, federal and state laws and regulations apply to many key aspects of our business. Any actual or perceived failure to comply with these requirements may result in, among other things, the revocation, suspension, or conditioning of required licenses or registrations, the loss of approved status, regulatory or governmental investigations, administrative enforcement actions, sanctions, civil and criminal liability, private litigation, reputational harm, or constraints on our ability to continue to operate. We operate in a regulatory environment that is rapidly evolving and increasing in scope. Legislative and regulatory authorities at the federal and state level have taken, and may continue to take, actions to modify existing laws or adopt new laws or regulations related to digital assets and related activities. Current or future laws or regulations could be enacted, interpreted or applied in a manner that would materially support, prohibit, alter, or impair our existing or planned products and services, or that could require costly, time-consuming, or otherwise burdensome compliance measures, or could force us to modify our business in a manner to successfully compete with new or existing entrants in the industry. Further, additional laws and regulations may apply to our businesses as we expand outside of the United States or into new jurisdictions in the future. For more information, please see our risk factors described in “Item 1A. Risk Factors Risks Related to Crypto and Risks Related to Regulation, Taxation and Laws”.
Regulation of Our Money Transmission Business. BFS maintains money transmitter licenses in each U.S. jurisdiction in which such licenses are required for its activities and operates pursuant to applicable statutory and regulatory frameworks in jurisdictions where a money transmitter license is not presently required for the digital asset activities it conducts. BFS also is registered as a money services business” with the Financial Crimes Enforcement Network of the U.S. Department of the Treasury (“FinCEN”).
These licenses and registrations subject BFS to extensive regulatory oversight including record-keeping and reporting obligations, bonding and minimum capital requirements, limitations on the investment and safeguarding of customer funds, and periodic examinations by state and federal regulatory agencies. Applicable licensing regimes also impose requirements relating to changes of control, and the regulatory review or approval of controlling shareholders, directors, and senior management. Regulatory requirements may change over time, and BFS may be required to obtain additional licenses or approvals in the future.
Regulation of Our Virtual Currency Business. We are subject in certain jurisdictions to licensing and regulatory requirements as a result of offering clients the ability to aggregate, buy, sell, convert, and send virtual currency through our platform. Consequently, we are required to comply with applicable federal and state laws, rules, regulations, and supervisory guidance governing such activities, including requirements related to capitalization, consumer protection, anti-money laundering, disclosure, reporting and regulatory supervision and examination.
BFS holds a virtual currency license (“BitLicense”) issued by the New York Department of Financial Services (“NYDFS”), which subjects BFS to NYDFS oversight with respect to virtual currency business activities conducted in New York State and with New York residents. BFS also holds a Louisiana virtual currency business activity license, which subjects BFS to oversight by the Louisiana Office of Financial Institutions with respect to its virtual currency business activity conducted in Louisiana and with Louisiana residents.
In October 2023, the Governor of California signed into law the Digital Financial Assets Law (“DFAL”), which establishes a licensing framework administered by the California Department of Financial Protection and Innovation (“DFPI”) for entities engaged in digital financial asset business activity in California. Based on our current understanding of the DFAL, we expect that certain of our business activities may require licensure under the DFAL and intend to seek the applicable licenses or approvals prior to the DFAL’s effective date of July 1, 2026. The DFAL provides that the DFPI may issue a conditional license to entities that maintain a BitLicense or hold charter as a New York limited purpose trust company with approval to conduct virtual currency business under New York law. We continue to monitor guidance, rulemaking, and interpretive statements issued by the DFPI regarding the scope and application of the DFAL.

The laws and regulatory framework applicable to digital assets and related services remain subject to interpretation and change. For instance, the SEC has indicated in various enforcement actions and other public statements that certain digital assets may constitute securities under U.S. federal securities laws. Although certain enforcement actions have reportedly been closed without further action,the SEC has not adopted comprehensive rules specifically addressing the regulatory classification of digital assets. Although the SEC has yet to issue guidance, it has put forth analytical frameworks and relevant factors to consider in this analysis, and has recently established a Crypto Task Force, which may reflect evolving regulatory priorities or increased regulatory focus in the area. As a result, our digital asset-related services offered through our platform may become subject to additional registration requirements, regulatory scrutiny, enforcement actions, or other regulatory developments, which could require us to modify, suspend, or discontinue certain products or services or incur additional compliance costs. .
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
Consumer Protection Regulation. The Consumer Financial Protection Bureau and other federal and state regulatory agencies, including the Federal Trade Commission, broadly regulate financial products, enforce consumer protection laws applicable to credit, deposit, prepaid products, and payments, and other similar products, and possess supervisory and enforcement authority with respect to such activities. Such agencies have broad consumer protection mandates, and they promulgate, interpret, and enforce laws, rules and regulations, including with respect to unfair, deceptive, or abusive acts or practices (“UDAAP”) and other consumer protection standards that may impact or apply to our business.
For example, under federal and state financial privacy laws and regulations, we must provide notice to consumers of our policies on sharing non-public information with third parties, among other requirements. In addition, under the Electronic Fund Transfer Act (“EFTA”) and its implementing regulations, we are required to disclose the terms of, and any fees applicable to, our electronic fund transfer services to consumers prior to their use of the service, and comply with applicable error resolution, consumer liability and related disclosure.
Anti-Money Laundering and Counter-Terrorism Regulation. We are subject to AML laws and regulations in the United States, including the BSA, as amended, and its implemented regulations enforced by FinCEN, as well as other federal and state laws designed to prevent the use of the financial systems to facilitate terrorist activities and other illicit conduct. We have implemented a comprehensive AML compliance program designed to prevent our platform from being used to facilitate money laundering, terrorist financing, and other illicit activity. Our program is also designed to prevent our platform from being used to facilitate business in countries, or with persons or entities, included on designated sanctions lists promulgated by OFAC and comparable foreign sanction authorities.
Our AML compliance program is comprised of policies, procedures, reporting protocols, and internal controls, including including reporting requirements for suspicious transactions, the designation of a compliance officer, employee training, and periodic independent testing and review of the program. It is designed to address applicable legal and regulatory requirements and to mitigate risk associated with money laundering, terrorist financing and sanctions violations. Failure to comply with applicable AML, sanctions, and counter-terrorist financing requirements may result in regulatory investigations, administrative enforcement actions, monetary penalties, civil or criminal liability, or other sanctions.
Indirect Regulatory Requirements. We maintain relationships with certain clients, including banks and other financial institutions in the United States, that are regulated by state, local and federal agencies. Because of these relationships, we may be subject to oversight by such institutions’ regulators, including examination to the extent such regulators exercise their authorities under applicable law. In addition, the federal banking agencies have issued supervisory guidance applicable to banks with respect to their relationships with third parties. This guidance may apply to us and our bank clients in connection with the overall relationship, including with respect to strategies and objectives, financial condition, risk management, information security and systems, operational resilience, audit rights, and performance standards. We generally seek to address these indirect regulatory requirements in our commercial agreements, as appropriate.
Escheatment and Unclaimed Property Regulations. There is regulatory uncertainty regarding how states and jurisdictions treat virtual currencies and other digital assets under unclaimed property laws and regulations. Unclaimed property laws, as may be applicable, require us to report and to remit certain government authorities the property of others held by us that has been unclaimed for a specified period of time. We have policies and procedures designed to help us comply with these laws.
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
Human Capital
We recognize that the future of digital financial infrastructure is not built solely on code, but on the specialized expertise and collaboration of our employees. We believe in cultivating an entrepreneurial culture, built on the pillars of transparency, ownership, and accountability. As of December 31, 2025, we had a total of 48 employees, all of whom were full-time employees located in the United States. We also engage contractors, consultants and professionals throughout the globe, as needed to support our operations.
Available Information
Our website is http://www.bakkt.com, and our investor relations website is located at https://investors.bakkt.com, where we make available, free of charge, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current

Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as proxy statements, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
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
Risks Related to Our Business, Finances and Operations
•    We may be unable to realize the anticipated benefits of investments and strategic transactions in connection with our international expansion strategy.
•    Our business model is newly developed and may encounter additional risks and challenges as it grows.
•    We have limited operating history and a history of operating losses, which makes it difficult to forecast our future results of operations. Further, we may not achieve or sustain profitability in the future.
•    If we are unable to attract, retain or grow our relationships with our existing clients, our business, financial condition, results of operations and future prospects would be materially and adversely affected. Moreover, sales efforts to large clients involve risks that may not be present or that are present to a lesser extent with respect to sales to smaller organizations.
•    We face substantial and increasingly intense competition worldwide in the industries in which we operate.
•Acquisitions, strategic investments, partnerships, or alliances may be difficult to identify. We may not realize the anticipated benefits of past or future investments, strategic transactions or acquisitions, including our proposed acquisition of DTR, and integration of these acquisitions may pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value or otherwise adversely affect our business, financial condition and results of operations
Risks Related to Our Investment Policy
•A significant decrease in the market value of our digital asset holdings could adversely affect our ability to satisfy financial obligations, including any debt financings.
•Our financial results and the market price of our securities may be affected by fluctuations in the price of digital assets, including Bitcoin, which are highly volatile assets.
•Investing in digital assets increases our exposure to risks associated with those assets, including Bitcoin.

Risks Related to Digital Assets
•    Disruptions in the digital asset market subject us to additional risks, including the risk that banks may not provide banking services to us.
•    There may be a perception among regulators and others that crypto is used to facilitate illegal activity such as fraud, money laundering, tax evasion and ransomware scams.
•    Digital asset custodial solutions and related technology, including our systems and custodial arrangements, are subject to risks related to a loss of funds due to theft digital assets, employee or vendor sabotage, security and cybersecurity risks, system failures and other operational issues the loss, destruction or other compromise of our private keys and a lack of sufficient insurance.
•    Digital assets do not have extensive historical precedent and distributed ledger technology continues to rapidly evolve. The unique characteristics of digital assets presents risks and challenges to us that could have a material adverse effect on our business.
•    We may encounter technical issues in connection with the integration of supported digital assets and changes and upgrades to their underlying networks, which could adversely affect our business.
Risks Related to Regulation, Taxation and Laws
•    A U.S. federal government shutdown or other disruption in U.S. federal government operations could adversely affect us.
•    Regulatory regimes governing blockchain technologies and digital assets are uncertain and may change rapidly. New regulations or policies may alter or significantly adversely affect our business practices with respect to digital assets, and we may need to adapt our business to regulatory change quickly to succeed.
•    A digital asset’s status as a “security” in any relevant jurisdiction is currently subject to a high degree of uncertainty, and if digital assets on our platform are later determined to be securities, we may be subject to regulatory scrutiny, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.
•    We are subject to significant litigation risk and risk of regulatory liability and penalties. Any current or future litigation against us could be costly and time-consuming to defend.
Risks Related to Information Technology and Data
•    Actual or perceived cyberattacks, security incidents or breaches could result in serious harm to our reputation, business and financial condition.
Risks Related to Risk Management and Financial Reporting
•    If we are unable to maintain effective internal controls over financial reporting, we may be unable to produce timely and accurate financial statements, which could have a material effect on our business.
Risks Related to Our Securities
•    We may issue additional shares of common stock or other equity securities, which would dilute stockholders’ ownership interest in us and may reduce the market price of our securities.

Risks Related to Our Business, Finances and Operations
We may be unable to realize the anticipated benefits of investments and strategic transactions in connection with our international expansion strategy.
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
We have also announced other investments and strategic transactions in Asia, including our election to subscribe to warrants to be issued by Transchem Ltd. in India (subject to applicable approvals and other conditions), and there can be no assurance that any such investments or strategic transactions will be consummated on the expected terms or timeline, or at all, or that we will realize the anticipated benefits thereof.
Our business model is newly developed and may encounter additional risks and challenges as it grows.
Our vision is that our clients will utilize our platform as the go-to solution enabling customers to transact in digital assets. Most of the assets that we have incorporated and intend to incorporate into our platform in the future are already being handled by incumbent providers. There can be no assurance that our platform will gain the acceptance of clients or customers or generate the anticipated synergies. It is difficult to predict the preferences and requirements of clients or customers, and our platform, design and technology may not appeal to such clients or customers, or may be incompatible with new or emerging forms of digital assets or related technologies. Failure to achieve acceptance would impede our ability to develop and sustain a commercial business.
We primarily generate revenue when customers transact in digital assets on our platform. Our success depends on bringing on clients and on the transaction volume from customers. If we are not able to bring new clients onto the platform, many of whom will pay us subscription fees for our platform services, our revenue and liquidity could be negatively impacted. Additionally, much of our future revenue depends on transaction fees earned from customers transacting in digital assets and the margin we charge in connection with those transactions. If we are not able to continue to grow our customer base, our revenues or our business, which could negatively impact our financial condition and results of operations and may cause us to be unable to continue as a going concern.
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
We will have both increased financial and reputational risks if there is a failure to launch one or more features, or if the launch of a new feature is unsuccessful. Also, there can be no assurance that we will receive support from clients to launch features as planned or that we will operate as anticipated. We also are subject to requirements to obtain regulatory approvals, including, for example, to add new digital assets, products, and functionalities to our platform, and may be required to obtain additional licenses and/or consultation with or approval of regulators to add, modify or discontinue certain aspects of our business model, which could lead to delays or other complexities in effectuating such changes and have a material adverse effect on our business and plan of operations. For example, we plan to expand our platform to offer stablecoin-based payment service in connection with our acquisition of DTR. While we believe such expanded offerings will be beneficial in our attempts to attract and retain clients and to increase transaction volumes and assets under custody, the interest level of our clients and their customers in these offerings may be less than we expect or market adoption may be slower than we anticipate, any of which may be adverse to our business and prospects.
We must continually invest in our platform to meet our customers’ evolving needs and to grow our business. Any failure by us to successfully execute on the development of our platform would have an adverse effect on our business, results of operations and financial condition.
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
We have a limited operating history and a history of operating losses, which makes it difficult to forecast our future results of operations. Further, we may not achieve or sustain profitability in the future.
We were founded in 2018 and have experienced net losses in the periods from inception through December 31, 2025. For example, our revenue from continuing operations was $2,335.2 million and $3,441.1 million in the years ended December 31, 2025 and December 31, 2024, respectively, and we generated net losses from continuing operations of $94.0 million and $94.4 million in the years ended December 31, 2025 and December 31, 2024, respectively. You should not rely on the revenue growth of any prior quarterly or annual period as an indication of our future performance. As a result of our limited operating history, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to plan for and model future growth. Prior to the acquisition of Bakkt Financial Solutions I, LLC (“BFS”, formerly Bakkt Crypto Solutions, LLC), in April 2023, our historical revenue was achieved largely as the result of a white-labeled loyalty redemption product offered by the Bakkt Loyalty Solutions business, a business which we sold in the year ended December 31, 2025, and therefore should not be considered indicative of our future performance.
Because of our limited operating history and the fact that our current and historical revenue prior to the acquisition of BFS was largely not derived from our current business model, our future revenue growth is difficult to predict. Even if we experience strong revenue growth, in future periods our revenue or revenue growth could decline for a number of reasons, including slowing demand for our platform, cyclicality in digital asset trading activity, increased competition, changes to technology, a decrease in the growth of our overall market, or our failure, for any reason, to take advantage of growth opportunities. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations, and our business could suffer.
Despite reducing operating expenses, we may not be able to achieve revenues that exceed our operating expense levels and may not achieve or, if achieved, maintain profitability. Furthermore, we intend to continue to invest significant resources to further develop our platform. If we are unable to achieve the revenue growth that we expect from these investments, further reduce our operating expenses, or achieve profitability, it would have an adverse effect on our financial condition and results of operations, and the value of our business and our securities may significantly decrease.
Substantially all of our net revenues each quarter come from transactions that occur during that quarter, which has resulted in, and may continue to result in, significant fluctuations in our operating results.
Our quarterly results, including revenue, expenses, consumer metrics and other key metrics, are derived from transactions that occur during that quarter. Accordingly, our quarterly results have fluctuated and are likely to continue to fluctuate significantly due to a variety of factors, some of which are outside of our control. For example, we saw a significant increase in digital asset transactions in the fourth quarter of 2024 relative to prior periods. It is difficult for us to forecast accurately the level or source of our revenues, earnings and expenses, and the results for any one quarter are not necessarily an indication of future performance or expenses. Moreover, because of these fluctuations, our quarterly results may not fully reflect the underlying performance of our business. If our revenue, expenses, or key metrics in future quarters fall short of the expectations of our investors and financial analysts, the price of our securities could be adversely affected.
Other factors that may cause fluctuations in our quarterly results include:
•    our ability to attract and retain clients and generate transaction volume from customers;
•    market sentiment regarding digital assets;
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

•    the amount and timing of stock-based compensation expenses;
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
Our agreements with our clients have terms that range from approximately one to three years, and in some cases, our existing clients can generally terminate these agreements without cause upon 30 to 90 days’ prior written notice. In addition, many of those agreements also provide for the right of the client to terminate the agreement, or for us to pay financial penalties, in the event that we breach certain service level agreements with respect to the operation of our platform. The termination of one or more of our agreements with a client would result in a loss of transacting accounts, transaction volume and revenue attributable to customers generated from that client relationship, and our business, financial condition, results of operations and future prospects would be materially and adversely affected.
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
Furthermore, our ability to retain existing, or obtain new, clients and customers may be impacted to the extent that clients choose not to partner with us, or customers choose not to transact or to engage in fewer transactions on our platform, in each case, because we do not currently offer or plan to cease offering certain digital assets. For example, Webull, which represented approximately 74% and 73% of our Crypto services revenue in the years ended December 31, 2024 and 2023, respectively, did not renew its agreement with us after the term of the agreement ended on June 14, 2025. Our clients may terminate or reduce their use of our services, including their transaction volumes, for any number of reasons, including if they are not satisfied with our services, the value proposition of our services or platform, or our ability to meet their needs and expectations. If clients do not engage with us, or if customers choose not to transact or make fewer transactions on our platform, our revenues will be adversely impacted. Any of the foregoing could, among other things, adversely impact our stock price, make us less competitive compared to our peers and otherwise significantly adversely affect our business.
We face substantial and increasingly intense competition worldwide in the industries in which we operate.
The digital asset industry is highly competitive, rapidly changing, highly innovative, and increasingly subject to regulatory scrutiny and oversight. We compete against a wide range of businesses in the digital asset industry generally, including those that are larger than us, have greater name recognition, larger pools of deployable capital, longer operating histories, or a dominant or more secure position, or offer other products and services to customers that we do not offer, as well as smaller or younger companies that may be more agile in responding quickly to regulatory and technological changes. Many of the areas in which we compete evolve rapidly with changing and disruptive technologies, shifting consumer needs, and frequent introductions of new products and services. Competition also may intensify as businesses enter into business combinations and partnerships, and established companies in other segments expand to become competitive with different aspects of our business.
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
• ability to develop products and services across multiple commerce channels, including digital assets and stablecoin-based payment services (to the extent we peruse such services); and
•    system reliability, regulatory compliance and data security.
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

We also compete against a large number of decentralized and noncustodial platforms. On these platforms, customers can interact directly with a market-making smart contract or on-chain trading mechanism to exchange one type of digital asset for another without any centralized intermediary. These platforms are typically not as easy to use as our platform, and some lack the speed and liquidity of centralized platforms, but various innovative models and incentives have been designed to bridge the gap. In addition, such platforms have low startup and entry costs as market entrants often remain unregulated and have minimal operating and regulatory costs. If the demand for decentralized platforms grows and we are unable to compete with these decentralized and noncustodial platforms, our business may be adversely affected.
If we are not able to differentiate our products and services from those of our competitors, drive value for our clients and customers, or effectively and efficiently align our resources with our goals and objectives, we may not be able to compete effectively in the market.
To the extent we pursue our Investment Policy, we will also compete against a number of companies operating both within the United States and abroad that focus on Bitcoin-based or other digital asset-based services. The range of options to gain exposure to Bitcoin may expand in the future. Investors may choose to gain such exposure through ETPs, companies with significant Bitcoin holdings or other similar strategies, rather than shares of our common stock, including if they believe that ETPs offer a ‘pure play’ exposure to Bitcoin that is generally not subject to federal income tax at the entity level as we may be, or the other risks that may affect other parts of our business. Based on how we are viewed in the market relative to ETPs and other vehicles which offer economic exposure to Bitcoin, such as Bitcoin futures Exchange Traded Funds (“ETFs”), leveraged Bitcoin futures ETFs and similar vehicles offered on international exchanges, any premium or discount in our common stock relative to the value of our Bitcoin holdings may increase or decrease in different market conditions. If investors choose to gain such exposure through ETPs, companies with significant Bitcoin holdings or other similar strategies, rather than shares of our common stock, our business, operating results, and financial condition may be adversely affected.
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
Rapid, significant and disruptive technological changes impact the industries in which we operate, including developments in digital assets (including distributed ledger and blockchain technologies). As a result, we expect new services and technologies to continue to emerge and evolve, and we cannot predict the effects of technological changes on our business. In addition to our own initiatives and innovations, we rely in part on third parties for the development of and access to new or evolving technologies. These third parties may restrict or prevent our access to, or utilization of, those technologies, as well as their platforms or products. In addition, we may not be able to accurately predict which technological developments or innovations will become widely adopted and how those technologies may be regulated. We expect that new services and technologies applicable to the industries in which we operate will continue to emerge and may be superior to, or render obsolete, the technologies we currently use in our products and services. Developing and incorporating new technologies into our products and services may require substantial expenditures, take considerable time, and ultimately may not be successful. In addition, our ability to adopt new products and services and to develop new technologies may be inhibited by industry-wide standards, payments networks, changes to laws and regulations, resistance to change from clients or customers, third-party intellectual property rights, or other factors. Our success will depend on our ability to develop and incorporate new technologies and adapt to technological changes and evolving industry standards. If we are unable to do so in a timely or cost-effective manner, our business could be harmed.
In connection with the sale of Bakkt Trust and our loyalty and travel redemption business we may become subject to retained liabilities and other risks that could adversely affect our business, financial condition and results of operations.
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
Furthermore, we may not realize the expected benefits from the Bakkt Trust sale. For example, we expect certain operational efficiencies, cost reductions and releases of regulatory capital to follow any such disposition. If any of those or other expected benefits fail to materialize at the levels we expect or at all, our business, financial position, results of operations and available cash may be adversely affected.
In addition, in connection with the sale of our loyalty and travel redemption business on October 1, 2025, we may remain subject to ongoing obligations and risks, including under transition services arrangements, post-closing purchase price or working capital adjustments, indemnification obligations, escrow arrangements and any notes or other consideration received in the transaction, any of which could adversely affect our business, financial condition and results of operations.
Acquisitions, strategic investments, partnerships, or alliances may be difficult to identify. We may not realize the anticipated benefits of past or future investments, strategic transactions or acquisitions, including our proposed acquisition of DTR, and integration of these acquisitions may pose integration challenges, divert the attention of management, disrupt our business, dilute stockholder value or otherwise adversely affect our business, financial condition and results of operations.
We have in the past and may in the future seek to acquire or invest in businesses, joint ventures, partnerships, alliances and platform technologies that we believe could complement or expand our platform, enhance our technology, or otherwise offer growth opportunities.
For example, on January 11, 2026, we entered into a share purchase agreement to acquire DTR, subject to the satisfaction or waiver of customary closing conditions, including stockholder and regulatory approvals and the absence of any order or law prohibiting consummation of the transaction. The share purchase agreement contains termination rights for each party, and if the acquisition is delayed or not completed we may not realize the expected benefits of the transaction, we may incur significant costs and management distraction, our business relationships may be adversely affected, and our stock price could be negatively impacted. In addition, in specified circumstances, we may be required to pay a termination fee if the agreement is terminated.
We may not realize the anticipated benefits of past or future investments, strategic transactions, or acquisitions (including the DTR acquisition), and these transactions involve numerous risks that are not within our control. These risks include the following, among others:
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
In particular, the acquisition of DTR presents risks to our business, and may pose integration, operational, regulatory and other challenges. In addition, because Mr. Naheta is our Chief Executive Officer, President and a member of our Board and directly or indirectly wholly owns DTR, the transaction presents related party and conflict-of-interest risks notwithstanding the processes adopted by our Board, including the risk of stockholder litigation or regulatory scrutiny, adverse publicity, and the risk that management’s decisions regarding negotiations, integration priorities, or the allocation of resources could be perceived as influenced by competing interests, any of which could adversely affect our business, financial condition and results of operations.
Our failure to address these risks, or other problems encountered in connection with our past or future investments, strategic transactions, or acquisitions, could cause us to fail to realize the anticipated benefits of these acquisitions or investments, cause us to incur unanticipated liabilities, and harm our business generally. Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses, incremental expenses or the write-off of goodwill, any of which could harm our financial condition or results of operations, and the trading price of our common stock could decline. For example, under the share purchase agreement for the acquisition of DTR, we expect to issue shares of our Class A common stock representing 31.5% of our Class A common stock on a fully diluted basis as of immediately prior to the closing (subject to certain adjustments).
We may require additional capital to support the growth of our business, and such capital might not be available on acceptable terms, if at all.
We have funded our operations since inception primarily through equity financings and payments received from our platform. We cannot be certain when or if our operations will generate sufficient cash to fully fund our ongoing operations or the growth of our business. We intend to continue to make investments to support our business, which may require us to engage in equity or debt financings to secure additional funds. For example, on February 27, 2026, we issued and sold in a registered direct offering an aggregate of 3,024,799 shares of our common stock and pre-funded warrants to purchase an aggregate of 2,475,201 shares of common stock for aggregate net proceeds of approximately $48.125 million. On January 16, 2026, we established an “at-the-market” program pursuant to which we may sell, from time to time, up to an aggregate sales price of $300,000,000 of our A common stock. As at the date of this Annual Report on Form 10-K, we have sold 1,990,434 shares under the program for aggregate net proceeds of approximately $20.832 million. On July 28, 2025, we issued and sold in an underwritten confidentially marketed public offering an aggregate of 6,753,627 shares of our common stock and pre-funded warrants to purchase an aggregate of 746,373 shares of our common stock for aggregate net proceeds of approximately $69 million.
Additional financing may not be available on terms favorable to us, if at all. If adequate funds are not available on acceptable terms, we may be unable to invest in future growth opportunities, which could harm our business, financial condition, or results of operations. If we incur debt, the debt holders would have rights senior to holders of existing securities to make claims on our assets, and the terms of any debt could restrict our operations, including our ability to pay dividends on our common stock. Furthermore, if we issue additional equity securities, stockholders will experience dilution, and the new equity securities could have rights senior to those of our existing securities. Our decision to issue securities in the future will depend on numerous considerations, including factors beyond our control, thus we cannot predict or estimate the amount, timing, or nature of any future issuances of debt or equity securities. As a result, our stockholders bear the risk of future issuances of debt or equity securities reducing the value of our securities and diluting their interests.
In the past, we have identified conditions and events that raised substantial doubt about our ability to continue as a going concern and it is possible that we may identify conditions and events in the future that raise substantial doubt about our ability to continue as a going concern.
We intend to use our unrestricted cash primarily to fund our day-to-day operations, including, but not limited to, compensating balance arrangements and other similar commitments, each of which is subject to change, and as available, to (i) activate new digital asset clients, (ii) launch new digital asset products in the institutional space and maintain our product development efforts, and (iii) optimize our technology infrastructure and operational support. We previously identified conditions and events that raised substantial doubt about our ability to continue as a going concern in connection with the filing of our Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2023. In connection with the filing of subsequent amendments thereto, we disclosed that, without additional equity financing, we could not conclude that we could maintain our operations for a period of at least 12 months from the dates of such filings. If we are unable to replace lost revenue, achieve anticipated cost reductions, and/or obtain additional financing on acceptable terms, our liquidity could be insufficient to fund our operations and could raise substantial doubt about our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders will likely lose most or all of their investment in us.
There is significant uncertainty associated with our expansion to new markets, our launch of new products, and the growth of our revenue base given the rapidly evolving environment associated with digital assets. Accordingly, we cannot conclude it is probable we will be able to increase revenues substantially beyond levels that we have attained in the past in order to generate sustainable operating profit and sufficient cash flows to continue doing business without raising additional capital in the near future.
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
Our business and our clients’ businesses are sensitive to macroeconomic conditions. Economic factors such as interest rates, tariffs, inflation, changes in monetary and related policies, market volatility (including as a result of geopolitical issues, such as the wars in Ukraine and the Middle East), consumer confidence, and unemployment rates are among the most significant factors that impact consumer spending behavior. Weak economic conditions, high interest rates, inflation or a significant deterioration in economic conditions reduce the amount of disposable income consumers have, which in turn reduces consumer spending and the willingness of consumers to accumulate and spend digital assets or otherwise transact in such assets, which would have an adverse effect on our business, results of operations, financial condition, and future prospects. In particular, the high levels of inflation experienced in the United States could negatively impact our business by increasing our costs and reducing consumer activities necessarily to our revenue generation.
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
For example, during the fiscal year ended December 31, 2023, we recognized $60.5 million of goodwill and intangible assets impairments relating to the sustained decline in our market capitalization and failure to achieve our projected revenue growth. Further adverse changes to the timing for expected digital asset product activations and declines in market capitalization could lead to additional goodwill or intangible asset impairment charges in future periods, which could be material to our results of operations. Additionally, Webull’s decision not to renew its agreement with us after the term of the agreement ended on June 14, 2025 had increased the risk of a goodwill impairment. For more information on the valuation and impairment of long-lived assets, refer to Note 5, Business Combination and Acquisition, in our audited consolidated financial statements included in this Form 10-K.
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
Risks Related to Our Investment Policy

A significant decrease in the market value of our digital asset holdings could adversely affect our ability to satisfy financial obligations, including any debt financings.
To the extent we implement our Investment Policy, we may incur indebtedness and other fixed charges. If our businesses do not generate cash flow in future periods sufficient to satisfy our financial obligations, including our debt, we intend to fund our obligations using cash flow generated by equity or debt financing. Our ability to obtain equity or debt financing may in turn depend on, among other factors, the value of our Bitcoin holdings, investor sentiment and the general public perception of Bitcoin, as well as our strategy and our value proposition. Accordingly, a significant decline in the market value of our Bitcoin holdings or a negative shift in these other factors may create liquidity and credit risks, as such a decline or such shifts may adversely impact our ability to secure sufficient equity or debt financing to satisfy our financial obligations. Our inability to secure additional equity or debt financing in a timely manner, on favorable terms or at all, or to sell our Bitcoin in amounts and at prices sufficient to satisfy our financial obligations, including our debt service obligations, could cause us to default under such obligations. Any default on our indebtedness may have a material adverse effect on our operating results, financial condition and future prospects.
To the extent we pursue our Investment Policy, we expect digital assets to comprise a significant portion of our total assets. The concentration of our digital asset holdings would be expected to limit the risk mitigation that we could take advantage of by purchasing a more diversified portfolio of treasury assets, and the absence of diversification enhances the risks inherent in investments permitted by our Investment Policy. If there is a significant decrease in the price of Bitcoin or other digital assets that we may hold, we will experience a more pronounced impact on our financial condition than if we used our cash to purchase a more diverse portfolio of assets.
While we may, from time to time, use any future Bitcoin holdings to fund the purchase of cash equivalents, Bitcoin and other digital assets may not be as readily available or reliable a source of liquidity as traditional cash and cash equivalents. Historically, Bitcoin markets have been characterized by more price volatility, less liquidity, and lower trading volumes compared to sovereign currencies markets, as well as relative anonymity, a developing regulatory landscape, susceptibility to market abuse and manipulation, and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our digital assets at reasonable prices or at all. As a result, our digital asset holdings may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents. If we pursue our Investment Policy and are unable to sell our digital assets, or if we are forced to sell our digital assets at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.
Our financial results and the market price of our securities may be affected by fluctuations in the price of digital assets, including Bitcoin, which are highly volatile assets.
To the extent we pursue our Investment Policy, our operating results will be dependent on the trading price of and supply and demand for the digital assets we hold, including Bitcoin. Due to the rapidly evolving nature of digital assets and their volatile price, which has experienced and continues to experience significant volatility, we expect that our operating results will fluctuate significantly as a result of a variety of factors, many of which are unpredictable and in certain instances are outside of our control, including: market conditions of, and overall sentiment towards Bitcoin, including negative publicity, media or social media coverage, or sentiment due to events in or relating to, or perception of, Bitcoin or the broader digital assets industry; trading activities of highly active retail and institutional users; significant dispositions of Bitcoin by large holders; actual or perceived manipulation of the spot or derivative markets for Bitcoin or spot Bitcoin exchange-traded products (“ETPs”); macroeconomic conditions, including interest rates, inflation, and central banking policies; changes in national and international economic and political conditions; changes in the legislative or regulatory environment or actions by U.S. or non-

U.S. governments or regulators regarding digital assets, including cryptocurrency, or companies that hold digital assets; enforcement and judicial actions that adversely affect digital assets industry participants; competition from other digital assets; a decrease in the price of other digital assets; and disruptions, failures, unavailability, or interruptions in service of trading venues for digital assets. As a result of these factors, it is difficult for us to forecast growth trends accurately and our business and future prospects are difficult to evaluate, particularly in the short term.
In addition, the future trading prices in our securities may reflect market dynamics that are not connected to valuation methods commonly associated with operating companies in similar industries or with companies engaged predominantly in passive investments in Bitcoin or other commodities, such as exchange-traded funds. We cannot predict how these dynamics may evolve over time, or whether or how long they may last. These market and industry factors may significantly harm the market price of our securities, regardless of our actual operating performance.
Investing in digital assets increases our exposure to risks associated with those assets, including Bitcoin.
To the extent we pursue our Investment Policy, including through our announced international expansion initiatives in Asia (including in Japan and India), we will be exposed to various risks associated with digital assets, including the following: Bitcoin does not pay interest, dividends or other returns and we can only generate cash from our Bitcoin holdings if we sell them or implement strategies to create income streams or otherwise generate cash by using those holdings; our lack of control over decentralized or third-party blockchains, networks, and custodians that may experience downtime, cyberattacks, critical failures, errors, bugs, corrupted files, data losses, or other similar software failures, outages, breaches and losses, including those due to third-party actions; breaches of security or privacy; further reductions in mining rewards of Bitcoin or increases in the costs associated with Bitcoin mining; transaction congestion and fees associated with processing transactions on the Bitcoin networks; developments in mathematics or technology or new applications of current knowledge that could result in the cryptography used by the Bitcoin blockchains becoming insecure or ineffective; pressures on trading platforms and infrastructure that can lead to inadvertent suspension of services across parts of the platforms or the entire platforms, which may cause outages; and differences in prices of digital assets between exchanges.
The broader digital assets industry, including the technology associated with digital assets, the rate of adoption and development of, and use cases for, digital assets, market perception of digital assets, and the legal, regulatory, and accounting treatment of digital assets are constantly developing and changing, and there may be additional risks in the future that are not possible to predict.
We may not have direct control over our digital assets held through a third-party custodian.
To the extent we pursue our Investment Policy, we expect that our Bitcoin and digital assets may be held by a third-party custodian, and the safety of those assets is dependent on the custodian's security practices and operational integrity, which may lead to the loss of our digital assets as a result of the insolvency of the custodian, theft by employees or insiders of the custodian or if the custodian's security measures are compromised, including as a result of cyberattacks. A successful security breach or cyberattack could result in a partial or total loss of our Bitcoin in a manner that may not be covered by insurance or indemnity provisions of the custody agreement with a custodian who holds our Bitcoin. Such a loss could have a material adverse effect on our financial condition and results of operations.
Our ability to time the price of our purchases of Bitcoin and other digital assets pursuant to our Investment Policy will be limited.

In the future, we may acquire additional Bitcoin and other digital assets in accordance with our Investment Policy. Bitcoin is a highly volatile asset. Volatility may continue in the future and historical trends could reverse dramatically. As a result, there can be no assurance that we will be able to purchase Bitcoin at favorable prices or avoid losses associated with declines in the value of Bitcoin. Our ability to time such purchases to coincide with favorable market conditions may be limited.
To the extent we pursue our Investment Policy, our operating results may also be subject to significant fluctuations because we may be required to account for our digital assets at fair value.
In December 2023, the FASB issued ASU 2023-08, which upon our adoption will require us to measure in-scope digital assets (including any Bitcoin holdings) at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of such assets in net income each reporting period. ASU 2023-08 will also require us to provide certain interim and annual disclosures with respect to our digital asset holdings. Due in particular to the volatility in the price of Bitcoin, we expect the adoption of ASU 2023-08 to have a material impact on our financial results, to increase the volatility of our financial results, and to affect the carrying value of any digital assets on our balance sheet, and it could have adverse tax consequences, which in turn could have a material adverse effect on our financial results and the market price of our securities.
Risks Related to Digital Assets
Volatility and disruptions in the digital asset market may subject us to additional risks.
Many digital assets are volatile, and financial distress in the digital asset market from time to time (such as bankruptcies filed by certain providers of banking services to digital asset companies) has increased uncertainty in the macroeconomic environment. There is no certainty that the measures we have taken or whether an improving regulatory environment will be sufficient to address the risks posed by any digital asset market disruption and volatility, including those caused by any recession or economic downturn that may occur, and we may experience material and adverse impacts to our business as a result.
The ultimate impact of any volatility or distress in the digital assets market will depend on future developments, including, but not limited to, the downstream effects of bankruptcies filed by crypto market participants, their severity, and the actions taken by regulators to address its impact. Any deterioration in the digital asset markets may have an adverse effect on our reputation, and any negative perception by our clients of digital assets may lead to a loss of client demand for our products and services, any of which could have an adverse impact on our business and financial condition. We may also suffer a decline in the market price of our common stock due to any negative perception by our clients, investors, or the general public, of digital assets or the digital asset market.
Numerous digital asset platforms have been sued, investigated, or shut down due to fraud, manipulative practices, business failure and security breaches. For example, in 2022, each of Celsius Networks, Voyager, Three Arrows Capital and FTX declared bankruptcy. In November 2023, the U.S. Department of the Treasury, DOJ and CFTC all announced enforcement actions against Binance, requiring payments of over $4.3 billion in criminal forfeiture, penalties, and fines.
In response to these events, the digital assets markets experienced extreme price volatility and several entities in the digital assets industry were negatively affected, undermining confidence in the digital assets markets. In addition, there have been reports that a significant amount of trading volume on digital asset platforms is fabricated and false in nature. Negative perception, a lack of stability and standardized regulation in the digital asset industry, and the closure or temporary shutdown of digital asset platforms due to fraud, business failure, hackers or malware, or government mandated regulation, and associated losses suffered by customers may reduce confidence in the digital asset economy and demand for digital asset products and services, and result in greater volatility of the prices of digital assets, including significant depreciation in value. Any of these events could reduce customer demand for our products and services and have an adverse impact on our business. Furthermore, because we use a B2B2C go-to-market strategy, to the extent clients perceive digital assets as a risky sector or one they do not wish to associate with, that would have a material adverse effect on our business. Banks may not provide banking services, or may cut off banking services, to businesses that provide digital asset-related services, which could dampen liquidity in the market and damage the public perception of digital assets.
Digital asset trading venues may experience greater fraud, security failures or operational problems than trading venues for more established asset classes, which could result in significant price fluctuations of digital assets, including Bitcoin.
Digital asset trading venues are relatively new and, in many cases, unregulated. Furthermore, there are many digital asset trading venues which do not provide the public with significant information regarding their ownership structure, management teams, corporate practices and regulatory compliance. As a result, the marketplace may lose confidence in digital asset trading venues, including prominent exchanges that handle a significant volume of Bitcoin trading and/or are subject to regulatory oversight, in the event one or more digital asset trading venues cease or pause for a prolonged period the trading of any digital assets, or experience fraud, significant volumes of withdrawal, security failures or operational problems. Negative perception, a lack of stability in the broader digital asset markets and the closure, temporary shutdown or operational disruption of digital asset trading venues due to fraud, business failure, cybersecurity events, government-mandated regulation, bankruptcy, or for any other reason, may result in a decline in confidence in Bitcoin and the broader digital asset ecosystem and greater volatility in the price of Bitcoin and other digital assets.
There may be a perception among regulators and others that digital assets are used to facilitate illegal activity such as fraud, money laundering, tax evasion and scams. Because we provide the ability to transact in digital assets, any negative perceptions associated with digital assets could harm our reputation.
Digital assets may be perceived by some regulators and the general public as being susceptible to, and in fact has been used on numerous occasions for, illegal or improper uses, including money laundering, tax evasion, terrorist financing, illegal online gambling, fraudulent sales of goods or services, illegal sales of prescription medications or controlled substances, piracy of software, movies, music and other copyrighted or trademarked goods (in particular, digital asset goods), bank fraud, child pornography, human trafficking, prohibited sales of alcoholic beverages or tobacco products, securities fraud, pyramid or ponzi schemes, or to facilitate other illegal activity. Because our platform allows customers to transact in digital assets, this perception may harm our reputation because we could be viewed as facilitating, or could otherwise become associated with, these illegal activities. Any such negative perception of our reputation could harm our business.
Digital asset custodial solutions and related technology, including our systems and custodial arrangements, are subject to risks related to a loss of funds due to theft of digital assets, employee or vendor sabotage, security and cybersecurity risks, system failures and other operational issues, the loss, destruction or other compromise of our private keys and a lack of sufficient insurance.
BFS utilizes certain third-party custodians and self-custodies select digital assets to facilitate customer withdrawals utilizing the Fireblocks Vault service. Such solutions involve the processing, storage and transmission of digital assets and data. Contractual limits on our exposure in the event that digital assets are stolen or misappropriated may not be sufficient to protect us from liability or other harm. The theft or misappropriation of digital assets held in custody by us would likely result in financial loss, reputational damage, potential lack of trust from our customers, negative press coverage, and diversion of our management’s time and focus. The secure storage and transmission of digital assets and data over networks is a critical element of our operations. Threats to our operations come from external factors such as governments, organized crime, hackers, and other third parties such as outsourced or infrastructure-support providers and application developers, or may originate internally from an employee or service provider to whom we have granted access to our systems.
Digital asset transactions are generally irrevocable, and stolen or incorrectly transferred digital assets may be irretrievable. Once a transaction has been verified and recorded in a block that is added to the distributed ledger, an incorrect transfer of digital assets generally will not be reversible, and we may not be able to obtain compensation for any such transfer or theft. It is possible that, through computer or human error, or through theft or criminal action, the digital asset could be transferred in incorrect amounts or to unauthorized third parties, or to uncontrolled accounts. Such events would have a material adverse effect on our ability to continue as a going concern. To the extent we pursue our Investment Policy, the risks described above with respect to the loss or destruction of private keys will also apply to any Bitcoin or other digital assets held as part of our corporate treasury, and any such loss could have a material adverse effect on our financial condition and results of operations.
Digital assets are only controllable by the possessor of private keys relating to the distributed ledger through which the digital asset is held. While the distributed ledgers require a public key relating to a digital asset to be published when used in a transaction, private keys must be safeguarded and kept private in order to prevent a third party from accessing the digital asset. To the extent our private keys are lost, destroyed, or otherwise compromised and no backups of the private keys are accessible, we will be unable to access the digital assets held through the distributed ledger. Any loss of private keys relating to, or hack or other compromise of, our digital assets could adversely affect our consumers’ ability to access or sell their digital assets and could harm consumers’ trust in us and our products. Additionally, any loss of private keys relating to, or hack or other compromise of, the distributed ledger through which third parties store digital assets could have negative reputational effects on us and harm consumers’ trust in us and our products.
Our insurance policies may not be adequate to reimburse us for losses caused by security breaches or incidents, and we may lose digital assets valued in excess of the insurance policy without any recourse. Unlike bank accounts or accounts at some other financial institutions, in the event of loss or loss of utility value, there is no public insurer to offer recourse to us or to any consumer and the misappropriated digital asset may not be easily traced to the bad actor.
Further, when digital asset custodial solutions or transfer venues, whether involving our systems or others, experience system failures or other operational issues, such events could result in a reduction in digital asset prices or confidence and impact our success and have a material adverse effect on our ability to continue as a going concern.
Digital Assets do not have extensive historical precedent, and distributed ledger technology continues to rapidly evolve. The unique characteristics of digital assets presents risks and challenges to us that could have a material adverse effect on our business.
Digital assets do not have extensive historical precedent, and distributed ledger technology continues to rapidly evolve. Given the infancy of the development of digital asset networks, parties may be unwilling to transact in digital assets, which would dampen the growth, if any, of digital asset networks. BFS buys, sells, sends and receives digital assets to fulfill buy and sell orders from individual and institutional customers and, in some cases, works with third-party vendors which provide custodial services to such customers and, in other cases, self-custodies select digital assets through the use of the Fireblocks Vault service. The rate of change of digital asset networks can present technological challenges and require us to expend significant time and expenditures to adapt to new digital asset network technologies. Acceptance of software patches or upgrades by a significant, but not overwhelming, percentage of the users and miners in a digital asset network, such as the Bitcoin Network, could result in a “fork” in such network’s distributed ledger, resulting in the operation of multiple separate networks. This could require us to develop and incorporate new technologies to integrate with the new fork, which may require substantial expenditures and take considerable time, if it can be done at all. Until such time as we develop and incorporate such new technologies, consumers may not be able to access new forks or the assets available on new forks. Because digital asset networks are dependent upon the internet, a disruption of the internet or a digital asset network, such as the Bitcoin Network, would affect the ability to transfer digital assets. The realization of one or more of the foregoing risks may have a material adverse effect on our business. Moreover, because digital assets have been in existence for a short period of time and is continuing to develop and evolve, there may be additional risks in the future that are impossible to predict and which could have a material adverse effect on our business.

We may encounter technical issues in connection with the integration of supported digital assets and changes and upgrades to their underlying networks, which could adversely affect our business.
In order to support any particular digital asset, a variety of front and back-end technical and development work is required to integrate such supported digital asset with our existing technical infrastructure. For certain digital assets, a significant amount of development work is required, and there is no guarantee that we will be able to integrate successfully with any existing or future digital asset. In addition, integration may introduce software errors or weaknesses into our platform, including our existing infrastructure. Even if integration is initially successful, any number of technical changes, software upgrades, soft or hard forks, cybersecurity incidents, bugs, errors, defects or other changes to the underlying blockchain network may occur from time to time, causing incompatibility, technical issues, disruptions, or security weaknesses to our platform. If we are unable to identify, troubleshoot and resolve any such issues successfully, we may no longer be able to support such digital assets, our customers’ assets may be frozen or lost, the security hot, warm, or cold wallets established at our direction by third-party vendors may be compromised, and our platform and technical infrastructure may be affected, all of which could adversely impact our business.
The blockchains on which ownership of digital assets is recorded are dependent on the efforts of third parties acting in their capacity as the blockchain transaction miners or validators, and if these third parties fail to successfully perform these functions, the operation of the blockchains that record ownership of digital assets could be compromised.
Blockchain miners or validators maintain the record of ownership of digital assets. If these entities suffer from cyberattacks or other security incidents (whether from hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, the inadvertent transmission of computer viruses, ransomware or other malware, other forms of malicious attacks, malfeasance or negligent acts of its personnel, or via other means, including phishing attacks and other forms of social engineering), or for financial or other reasons cease to perform these functions, the functioning of the blockchains on which the ownership of a digital assest asset is recorded and the valuation based may be jeopardized. Any such interruption could result in loss of digital assets and/or its value.
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
Excessive redemptions or withdrawals, or a suspension of redemptions or withdrawals, of digital asset assets could adversely impact our business.
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
Risks Related to Regulation, Taxation and Laws

A U.S. federal government shutdown or other disruption in U.S. federal government operations could adversely affect us.
Disagreement over the U.S. federal budget has caused the U.S. federal government to shut down in the past and could result in future shutdowns. Although Congress has in the past relied on continuing resolutions and other short-term funding measures, there is no assurance that future appropriations legislation will be timely enacted or that future shutdowns will be avoided. To the extent a future downtown occurs or is prolonged, shutdown-driven regulatory delays, including at the SEC, could delay key legislative and regulatory initiatives, consultations with regulators and our ability to raise capital. These conditions may also lead to increased volatility and tighter liquidity in the markets, which may decrease transaction volumes, and negatively affect customer sentiment. Any of the foregoing, particularly if any future shutdown is prolonged or occurs repeatedly, could adversely affect our business, financial condition and results of operations.
Our business is subject to extensive government regulation, oversight, licensure and approvals. Our failure to comply with extensive, complex, uncertain, overlapping and frequently changing rules, regulations and legal interpretations could materially harm our business.
Our business is subject to laws, rules, regulations, policies and legal interpretations in the markets in which we operate, including, but not limited to, those governing money transmission, digital asset business activity, consumer protection, anti-money laundering, counter-terrorist financing, privacy and data protection, cybersecurity, economic and trade sanctions, commodities, derivatives, and securities. These laws and regulations are subject to uncertainty and change, and any policy or regulatory changes could affect our business significantly, particularly if we are unable to adapt quickly. See “—Risks Related to Digital Assets—Regulatory regimes governing blockchain technologies and digital asset are evolving and uncertain, and new legislation, regulations, guidance and enforcement actions have in the past required, and may in the future require, us to alter our business practices.”
We have been, and expect to continue to be, required to apply for and maintain various licenses, certifications and regulatory approvals in jurisdictions where we provide our services, including due to changes in applicable laws and regulations or the interpretation of such laws and regulations. There can be no assurance that we will elect to pursue, or be able to obtain, any such licenses, certifications and approvals. In addition, there are substantial costs and potential product changes involved in maintaining and renewing such licenses, certifications and approvals. For instance, in the United States, BFS has obtained licenses to operate as a money transmitter (or its equivalent) in the states where it operates and where such licenses are required, as well as in the District of Columbia and Puerto Rico, and as a virtual currency business with the State of New York. In these capacities, BFS is subject to reporting requirements, restrictions with respect to the investment of consumer funds, bonding requirements and inspection by state regulatory agencies. We expect federal regulation to continue to evolve. This could result in new registration or licensing requirements subjecting us to additional oversight.
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
As we expand our activities, we become increasingly obligated to comply with the laws, rules, regulations, policies and legal interpretations of both the jurisdictions in which we operate and those into which we offer services on a cross-border basis. For instance, financial regulators outside the United States have increased scrutiny of digital asset platforms over time, such as by requiring digital asset platforms operating in their local jurisdictions to be regulated and licensed under local laws. To the extent a customer accesses our services outside of jurisdictions where we have obtained required governmental licenses and authorization, we face a risk of becoming subject to regulations in that local jurisdiction. A regulator’s conclusion that we are servicing customers in its jurisdiction without being appropriately licensed, registered or authorized could result in fines or other enforcement actions.
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
Regulatory regimes governing blockchain technologies and digital assets are evolving and uncertain, and new legislation, regulations, guidance and enforcement actions have in the past required, and may in the future require, us to alter our business practices.
The changes in presidential administration and control of Congress in 2025 may result in a new regulatory approach to digital assets and blockchain, including newly adopted laws and regulations, changes in enforcement approach, and new interpretations of existing laws. President Trump has issued an executive order to increase federal government support of the digital asset industry, and the SEC has established a new Digital Asset Task Force to develop a framework for SEC policies governing digital assets. While this could bring more certainty and potentially support digital asset markets and our existing and potential customers, it is unclear what changes may be adopted or what their effects may be on our business. We may, based on any regulatory changes, be forced to adapt our business model to comply with new laws, perhaps quickly, and any such changes could negatively impact our operations and profitability. In addition, more regulatory certainty or less enforcement could encourage more entrants into the market, which could increase competition for our customers. Our competitors may alternatively anticipate a more permissive regulatory environment and, as a result, offer new products or services that we deem to exceed the scope of what is permitted under current regulation, which could put us at a competitive disadvantage.
Significant parts of our business, such as our product and service offerings involving digital assets, are subject to uncertain and/or evolving regulatory regimes. As digital assets have grown in both popularity and market size, governments have reacted differently, with certain governments deeming it illegal and others allowing its use and trade without restriction. The failures of risk management and other control functions at other companies that played a role in the 2022 and 2023 events have accelerated, and continue to accelerate, an existing regulatory trend toward stricter oversight of digital asset platforms and the digital asset industry. Legislation, regulations and enforcement actions applicable to digital assets in the United States include, but are not limited to the following:
•    In 2023, the SEC initiated lawsuits against certain digital asset exchanges, including Bittrex, Coinbase, Binance, and Kraken alleging among other things that those entities operated as unregistered national securities exchanges, unregistered broker-dealers and unregistered clearing agencies and alleging that certain digital assets available on their platforms are securities. In February and March 2025, the SEC reportedly dropped several enforcement cases involving these types of actions, including that against Coinbase.
•    The CFTC staff has publicly taken the position that certain digital assets are commodities, and as such, exchange-traded derivatives involving bitcoin are subject to the CFTC’s jurisdiction and enforcement powers. This has been reflected in certain CFTC enforcement actions, including those against Coinflip, Inc. and certain informal CFTC guidance, such as the LabCFTC’s Primer on Virtual Currencies.
•    In June 2023, the CFTC won a default judgment against Ooki DAO, a decentralized autonomous organization that the CFTC charged with operating an illegal trading platform and unlawfully offering leveraged and margined retail commodity transactions in digital assets outside of a registered exchange, unlawfully acting as a Futures Commission Merchant (FCM), and unlawfully failing to comply with BSA obligations applicable to FCMs.
•    In July 2023, a court in the Southern District of New York held that Ripple Labs, Inc.’s (“Ripple”) sales of XRP to sophisticated investors pursuant to written contracts did constitute the unregistered offer and sale of investment contracts while sales of XRP to purchasers through blind bid/ask transactions on digital asset exchanges did not constitute the sale of unregistered securities. In 2024, Ripple was assessed a $125 million civil penalty. These rulings are under appeal and the future of the litigation is uncertain.
•    On July 31, 2023, a different court in the Southern District of New York held that the SEC had asserted a plausible claim that certain inter-related digital assets offered by Terraform Labs qualified as investment contracts.
•    In September 2023, the CFTC issued orders and simultaneously filed and settled charges against Opyn, Inc., ZeroEx, Inc., and Deridex, Inc., alleging that each had offered users the ability to trade digital assets asset derivatives without registering with the CFTC as one or more regulated entities.
•    Congress has expressed the need for both greater federal oversight of the digital asset industry and comprehensive digital asset legislation. Congress considered bills that would create new federal frameworks for digital assets, including the Financial Innovation and Technology for the 21st Century Act (“FIT 21”), which in 2024 was passed by the House of Representatives but stalled in the Senate and has not been enacted yet, and legislative and regulatory efforts to establish a U.S. digital asset framework continue.

•    Certain state regulators, such as NYDFS, have created or are in the process of creating new regulatory frameworks with respect to digital assets. For example, in 2015, the State of New York adopted the “BitLicense,” the first U.S. regulatory framework for licensing participants in digital asset business activity. BFS currently operates under a BitLicense. On January 25, 2023, NYDFS released guidance regarding digital asset custody practices, providing that a “virtual currency entity custodian” must: (1) separately account for and segregate customer assets from proprietary assets, (2) take possession of customer assets only for the limited purpose of carrying out custody and safekeeping services, (3) request approval before implementing any sub-custody arrangements, and (4) provide adequate disclosure to customers. In addition, Louisiana adopted a virtual currency regulation, effective as of January 1, 2023, which requires operators of virtual currency businesses to obtain a virtual currency license in order to conduct business in Louisiana. We operate in Louisiana under such license. Other states, such as Texas, have published guidance on how their existing regulatory regimes governing money transmitters apply to virtual currencies. Some states, such as New Hampshire, North Carolina and Washington, have amended their state’s statutes to clarify the treatment of virtual currencies within existing licensing regimes, while others have interpreted their existing statutes as requiring a money transmitter license to conduct certain virtual currency business activities.
•    FinCEN has released guidance regarding how it considers its regulations to apply to digital asset businesses.
•    The IRS released guidance treating digital assets as property that is not currency for U.S. federal income tax purposes.
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
•    In 2024, the IRS issued final regulations and other guidance on tax reporting requirements for cryptocurrency brokers, which generally expanded the scope of companies that are required to report basis, adjusted basis, gross proceeds and amounts realized from sales of covered digital assets.
•In early 2025, U.S. policymakers and regulators announced initiatives to reassess the regulatory framework for digital assets, including through the creation of a federal working group and an SEC crypto task force.
Governmental and regulatory bodies may continue to adopt new laws and regulations, issue new guidance or bring new enforcement actions relating to digital assets and the digital asset industry generally, and digital asset platforms in particular, the direction and timing of which may be influenced by changes in the governing administrations and major events in the digital asset industry. In particular, the new presidential and congressional administrations may be more likely to change the direction of policy, perhaps significantly. See “Risks Related to Digital Assets—Regulations governing digital assets and blockchain may change rapidly, which may force us to change our business quickly to adapt and may change the competitive landscape.” In addition, regulators may establish self-regulatory bodies to set guidelines regarding digital assets, which could have similar effects on new policies adopted by government bodies. To the extent regulators issue guidance, uncertainties may remain regarding the application of such guidance, and any informal guidance may not be an official policy, rule or regulation, may be subject to change and is not necessarily binding on the applicable regulators. Enforcement actions may also be contested in litigation, which could take years to resolve, or dropped by the new administration, which can also lead to an uncertain regulatory environment.
The technologies underlying digital assets are novel technologies and relatively untested, and the application of securities and other laws to aspects of these technologies and digital assets is unclear in certain respects. It is difficult to predict how or whether regulatory agencies may apply existing or new regulation with respect to this technology and its applications, and whether regulators will bring enforcement actions on specific issues. Further, U.S. bankruptcy courts have recently been faced with a number of questions of first impression that may determine the status of digital assets in bankruptcy, and the rights and obligations of platforms that custody digital assets for their customers. The law in this area continues to develop.
New interpretations of, or changes to, existing laws, regulations and guidance, and new enforcement actions, may impact, either positively or negatively, the development of the digital asset industry as a whole and our legal and regulatory status in particular by changing how we operate our business, how our products and services are regulated, and what products or services we and our competitors can offer, requiring changes to our compliance and risk mitigation programs and other policies and procedures, imposing new licensing or registration requirements and associated compliance, imposing a total ban on certain digital asset transactions, or opening up regulatory paths for additional transactions or activities, as has occurred in certain jurisdictions in the past. In addition, new or changing laws, regulations, guidance or enforcement actions, could severely or materially adversely impact, among other things, the permissibility of the operation of the blockchain networks underlying digital assets and our operations; adversely impact the value or liquidity of digital assets; the ability to access marketplaces or exchanges on which to trade digital assets; the structure, rights and transferability of digital assets and the treatment of digital assets and holders of digital assets in insolvency proceedings; and publicity relating to particular digital assets or platforms or the digital asset industry more generally. In addition, new laws, regulations, guidance, or approaches to enforcement that permit a broader range of transactions and activities or are otherwise designed to support the digital asset market could encourage additional entrants into the market and foster more competition. These developments may also force us to adapt our business quickly, and our success and profitability may depend on our ability to do so effectively. Any of the foregoing could significantly adversely impact our business. In addition, competitors may anticipate a more permissive regulatory environment and offer new products or services that exceed the scope of what is currently permitted, and such competitors could attract and retain clients and transaction volume from us while potentially escaping regulatory scrutiny, which could put us at a competitive disadvantage.
The cost of compliance with the ever-changing legal and regulatory environment may be significant, including for BFS, which is subject to various obligations pursuant to its licenses. Our failure to comply with existing or future laws, rules and regulations could subject us to fines, civil liability, mandatory injunctions that change how we operate or cessation of operations. We may be forced to implement new measures to reduce our exposure to this liability, which may require us to expend substantial resources or to discontinue certain products or services, which would negatively affect our business. Any costs incurred to prevent or mitigate this potential liability could result in reputational harm and affect our financial condition and cash flows, thereby harming our business and results of operations. Relatedly, any loss of license or failure to secure a license that we need may cause a disruption to our business and operations.
See also “—Risks Related to Regulation, Taxation and Laws—A digital asset’s status as a “security” in any relevant jurisdiction may be subject to a high degree of uncertainty, and if crypto assets on our platform are later determined to be securities, we may be subject to regulatory scrutiny, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.”
A digital asset’s status as a “security” in any relevant jurisdiction may be subject to a high degree of uncertainty, and if digital assets on our platform are later determined to be securities, we may be subject to regulatory scrutiny, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition.

The SEC and its staff have historically taken the position that certain digital assets or transactions in them fall within the definition of a “security” under the U.S. federal securities laws, and it is possible the SEC may take this position with respect to assets that may be transacted on our platform. Certain legal tests for determining whether any given asset is a security currently may require highly complex and fact-driven analyses, and the outcome of any court or regulator’s assessment can be difficult to predict. In the past, the SEC, as well as other regulators, was increasingly focused on the regulation of digital assets and activities, and that focus impacted our business. The SEC has alleged a number of additional digital assets to be securities in the course of enforcement actions and lawsuits brought against digital market participants, including lawsuits brought against the digital asset exchanges Bittrex, Coinbase, Binance, and Kraken. Some of these actions have been and may in the future be dismissed or paused in light of changes in the regulatory approach of the SEC regarding digital assets. Among the digital assets identified as securities in these actions are assets that are listed on BFS’ digital asset’s platform. Particularly in the current regulatory environment for digital assets, it is not clear what actions the SEC will take with respect to those or other digital assets, including what decisions the courts will reach regarding the status of specific digital assets as securities. For example, in December 2020, the SEC initiated a lawsuit against Ripple and two of its executives, alleging that they engaged in the unlawful offer and sale of unregistered securities through sales of XRP, Ripple’s digital asset, since 2012. On July 13, 2023, a court in the Southern District of New York held that Ripple’s sales of XRP to sophisticated investors pursuant to written contracts did constitute the unregistered offer and sale of investment contracts while sales of XRP to purchasers through blind bid/ask transactions on digital asset exchanges did not constitute the sale of unregistered securities. The litigation remains under appeal. There also remains a significant lack of clarity over whether individual digital assets that purport to maintain a fixed or “stable” value relative to a fiat currency or other underlying asset, known as “stablecoins,” will be deemed to be “securities.”
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
We could be subject to legal or regulatory action in the event the SEC, a foreign regulatory authority, or a court were to determine that a supported digital asset bought, sold, converted, spent or sent through our platform is a “security” under applicable laws. Because our platform is not yet registered or licensed with the SEC or foreign authorities as a broker-dealer, national securities exchange, or ATS (or foreign equivalents), and we do not seek to register or rely on an exemption from such registration or license to facilitate the offer and sale of digital assets on our platform, we currently only permit transactions in digital assets that we have determined are not securities. We intend to offer other digital assets on our platform in the future, although which digital assets will be allowed on our platform, and the timing for such digital assets to be allowed on our platform, is uncertain. We will only allow those digital assets for which we determine there are reasonably strong arguments to conclude that the digital asset is not a security.
However, the application of securities laws to the specific facts and circumstances of digital assets may be complex and subject to change, and a listing determination does not guarantee any conclusion under the United States federal securities laws. While we have policies that are designed to help us analyze whether a particular digital asset is a “security”, our policies and procedures are not a legal standard, but rather a framework for analysis that permits us to make a risk-based assessment regarding the likelihood that a particular digital asset could be deemed a “security” under applicable laws. Regardless of our conclusions, we could be subject to legal or regulatory action in the event the SEC, a state or foreign regulatory authority, or a court, were to determine that a digital asset currently offered, sold or traded on our platform is a “security” under applicable laws. Moreover, although we expect our risk assessment policies and procedures to regularly evolve to take into account developments in case law, facts and developments in technology, regulatory clarity and changes in market acceptance and adoption of these digital assets, these developments and changes may occur more rapidly than we are able to change our related policies and procedures. Actions may also be brought by private individuals or entities alleging illegal transactions involving digital assets that they claim are securities, and seeking rescission of those transactions, and/or other legal and equitable relief under federal or state securities laws.
There can be no assurances that we will properly characterize any given digital asset as a security or non-security for purposes of determining if that digital asset is allowed to be offered through our platform, or that the SEC, foreign regulatory authority, or a court, if the question was presented to it, would agree with our assessment. If the SEC, foreign regulatory authority, or a court were to determine that bitcoin or any other digital asset to be offered, sold, or traded on our platform in the future is a security, we would not be able to offer such digital asset for trading until we are able to do so in a compliant manner, such as through an alternative trading system approved to trade digital assets that constitute securities, and such determination may have adverse consequences for such supported digital assets. A determination by the SEC, a foreign regulatory authority, or a court that an asset that we support for trading on our platform constitutes a security may also result in a determination that we should remove such asset from our platform, as well as other assets that have similar characteristics to such asset deemed to be a security. In addition, we could be subject to judicial or administrative sanctions for failing to offer or sell the asset in compliance with the registration requirements, or for acting as a broker, dealer, or national securities exchange without appropriate registration. Similarly, the SEC has recently alleged that certain digital asset exchanges have acted without appropriate registration as clearing agencies. Although our platform functions differently from those alleged to have functioned as unregistered clearing agencies in actions brought by the SEC to date, we could face a similar action if the SEC and its staff take a different position with respect to our activities. An action for failure to register as a broker, dealer, national securities exchange, or clearing agency when such registration was required could result in injunctions, cease and desist orders, as well as civil monetary penalties, fines and disgorgement, criminal liability and reputational harm. Customers that traded such supported assets on our platform and suffered trading losses could also seek to rescind a transaction that we facilitated on the basis that it was conducted in violation of applicable law, which could subject us to significant liability.
Furthermore, if we remove any assets from trading on our platform, our decision may be unpopular with our customers and may reduce our ability to attract and retain customers, especially if such assets remain traded on unregulated exchanges, which includes many of our competitors.
Finally, it is possible that the SEC’s approach to whether particular digital assets are securities will change, perhaps significantly. If so, that could change the scope of the digital assets that may be traded on our platform, and we may be required to adapt quickly. This could also allow and encourage new entrants into the market, which would increase competition and potentially detract from our market share and therefore our trading volume. In addition, certain entrants may choose to list digital assets that we believe are properly deemed securities based on a perception that regulators are less likely to pursue enforcement or other penalties. This could also affect our market share and negatively impact our business.
We are subject to significant litigation risk and risk of regulatory liability and penalties. Any current or future litigation or regulatory proceedings against us could be costly and time-consuming to defend.
We are from time to time subject to legal proceedings and claims as well as regulatory proceedings that arise in the ordinary course of business, such as securities class action litigation or other shareholder litigation, claims brought by our clients or customers in connection with commercial disputes, or employment claims made by our current or former employees, and patent litigation. For example, even though the cases were ultimately dismissed, we incurred significant litigation costs in connection with lawsuits related to the business combination that resulted in Bakkt becoming a publicly traded company. In addition, prior to our acquisition of Bakkt Crypto, Bakkt Crypto received requests from the SEC for documents and information about certain aspects of its business, including the operation of its trading platform, processes for listing assets, the classification of certain listed assets, and relationships with customers and service providers, among other topics. We timely responded to the SEC’s requests and on March 3, 2025, the SEC concluded its inquiry and, based on the information it had at such time, the SEC advised us that it did not intend to recommend an enforcement action against Bakkt Crypto.

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
In light of our business model based on digital assets, we are also subject to substantial regulatory risks. For more information about the regulatory risks to which our business is subject, see “—A digital asset’s status as a “security” in any relevant jurisdiction may be subject to a high degree of uncertainty, and if digital assets on our platform are later determined to be securities, we may be subject to regulatory scrutiny, investigations, fines, and other penalties, which may adversely affect our business, operating results, and financial condition,” “—Regulatory regimes governing blockchain technologies and crypto are evolving and uncertain, and new legislation, regulations, guidance and enforcement actions have in the past required, and may in the future require, us to alter our business practices” and “—Our business is subject to extensive government regulation, oversight, licensure and approvals. Our failure to comply with extensive, complex, uncertain, overlapping and frequently changing rules, regulations and legal interpretations could materially harm our business.”
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
In general, a company that is or holds itself out as being engaged primarily in the business of investing, reinvesting, or trading in securities may be deemed to be an investment company under the Investment Company Act. The Investment Company Act contains substantive legal requirements that regulate the manner in which “investment companies” are permitted to conduct their business activities. We believe we have conducted, and intend to continue to conduct, our business in a manner that does not result in us being characterized as an investment company. To avoid being deemed an investment company, we may decide not to broaden our offerings, which could require us to forgo attractive opportunities. If we are deemed to be an investment company under the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be restricted, which would adversely affect our business, financial condition and results of operations. In addition, we may be forced to make changes to our management team if we are required to register as an investment company under the Investment Company Act. In addition, if Bitcoin or other digital assets we hold pursuant to our Investment Policy are determined to constitute a security under federal securities laws, it could lead to our classification as an "investment company" under the Investment Company Act, which would subject us to significant additional regulatory controls that could have a material adverse effect on our business and operations and may also require us to substantially change the manner in which we conduct our business. Furthermore, to the extent we pursue our Investment Policy, we are not subject to, and do not otherwise voluntarily comply with, the extensive regulations applicable to investment companies and investment advisers under U.S. federal and state law. Consequently, our shareholders do not have the regulatory protections provided to shareholders in registered and regulated investment companies, which, for example, require investment companies to have a certain percentage of disinterested directors and regulate the relationship between the investment company and certain of its affiliates. This means, among other things, that the execution of or changes to our Investment Policy, our use of leverage, the manner in which our digital assets are custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers.
We are subject to anti-money laundering and counter-terrorist financing laws and regulations, globally, including the USA PATRIOT Act (as defined below), and failure to comply with such laws and regulations may subject us to liability. There can be no assurance that our employees or agents will not violate such laws and regulations.
We are subject to anti-money laundering and counter-terrorist financing laws and regulations globally, including the BSA, as amended by the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (“USA PATRIOT Act”), the regulations promulgated by FinCEN, as well as economic and trade sanctions programs, including those imposed and administered by OFAC. Anti-money laundering laws and regulations generally prohibit, among other things, our involvement in transferring the proceeds of criminal activities. The USA PATRIOT Act requires us to, among other things, develop, implement and maintain an anti-money laundering program, report suspicious activities and transactions to FinCEN, comply with certain reporting and recordkeeping requirements, and collect and maintain information about customers. Under OFAC’s economic sanctions program, we are prohibited from financial transactions and other dealings with certain countries and geographies and with persons and entities included in OFAC sanctions lists, including its list of Specially Designated Nationals and Blocked Persons.
There can be no assurance that our employees or agents will not violate such anti-money laundering and counter-terrorist financing laws and regulations, and economic and trade sanctions programs. A failure by us or our employees or agents to comply with such laws and regulations and subsequent judgment or settlement against us under these laws could subject us to criminal and/or civil liability, monetary penalties, damages and/or have a significant reputational impact, and a result in a material adverse effect to our business and operations.
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
We are subject to federal and state consumer protection laws and regulations in the jurisdictions in which we operate. In the United States, BFS is subject to federal and state consumer protection laws and regulations applicable to its activities, including potentially the Electronic Fund Transfer Act (“EFTA”) and Regulation E as implemented by the CFPB. These regulations require us to provide advance disclosure of changes to our services, follow specified error resolution procedures and reimburse consumers for losses from certain transactions not authorized by the consumer, among other requirements. There are uncertainties associated with being subject to consumer protection rules and regulations of the CFPB and other regulators, including in the application of certain rules and regulations to our business model and to digital assets. BFS may be considered a “covered person” for purposes of the CFPB’s enforcement authority and may additionally be subject to the authority of the Federal Trade Commission. Under certain consumer protection rules and regulations, we may be exposed to significant liability to consumers in the event that there is an incident which results in a large number of unauthorized and fraudulent transfers out of our system. Additionally, we could face private litigation by consumers under consumer protection laws and regulations that have private rights of action. Technical violations of consumer protection laws could result in the assessment of actual damages or statutory damages or penalties of up to $1,000 in individual cases or up to $500,000 per violation in any class action and treble damages in some instances; we could also be liable for plaintiffs’ attorneys’ fees in such cases. We could be subject to, and could be required to pay amounts in settlement of, lawsuits containing allegations that our business violated the EFTA and Regulation E or otherwise advance claims for relief relating to our business practices.
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
•    More recently, the DOJ recently issued a final rule which took effect in April 2025 that places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to data and business partners located in China or with other specified links to China (and other designated countries).
These and other similar legal and regulatory developments could contribute to legal and economic uncertainty, affect how we design, market, sell and operate our platform, how our clients, customers and vendors process and share data, how we process and use data, and how we transfer personal information from one jurisdiction to another, which could negatively impact demand for our platform. We may incur substantial costs to comply with privacy and security obligations, to meet the demands of our clients relating to their own compliance with applicable privacy and security obligations, and to establish and maintain internal policies, self-certifications and third-party certifications supporting our compliance programs. Our clients may delegate their privacy and security obligations relating to these or other laws or regulations to us via contract, and may impose additional obligations upon us via contract. More generally, we may be required to expend resources to assist our clients with such compliance obligations and to comply with our contractual obligations to our clients. In addition, any actual or perceived non-compliance with applicable laws, regulations, policies, industry data protections, security standards, certifications, and other actual or alleged privacy and security obligations or other undertakings relating to privacy or cybersecurity could result in proceedings, investigations, or claims against us by regulatory authorities, consumers, clients, or others, leading to reputational harm, significant fines, litigation costs, damages and other liabilities. Furthermore, many foreign countries and governmental bodies have laws and regulations concerning the collection, use, storage, deletion and other processing of personal information obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. As we expand our business activities into jurisdictions beyond the United States, our practices, offerings, or platform could fail, or be alleged to fail to meet applicable privacy and security obligations in the jurisdictions in which we operate. All of these impacts could have a material adverse effect on our business, financial condition and results of operations.
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
Because there is limited guidance for tax reporting or accounting of bitcoin and other digital asset transactions, the determination that we have made for how to account for or report the tax treatment of digital asset transactions may be subject to change and challenge by relevant tax authorities in various countries, including the United States. Failure to properly report activity related to digital assets for tax or accounting purposes may have negative regulatory or legal outcomes and harm our reputation.
Because there has been limited guidance for the tax reporting or accounting of digital assets and limited guidance has been provided by the IRS, it is unclear how digital asset transactions or other actions related to digital assets (such as forks, provision of staking rewards and other digital asset incentives and rewards products or other similar items) and related tax consequences should be accounted for or reported for tax purposes. In 2014, the IRS released Notice 2014-21, IRB 2014-16, or IRS Notice, discussing certain aspects of “convertible virtual currency” (that is, crypto currency that has an equivalent value in real (or fiat) currency or that acts as a substitute for fiat currency) for U.S. federal income tax purposes. IRS stated that such crypto currency is treated as “property”, not “currency” for purposes of the rules relating to foreign currency gain or loss, and may be held as a capital asset. In 2019, the IRS released Revenue Ruling 2019-24 and a set of “Frequently Asked Questions”, or the 2019 Revenue Ruling & FAQs, that provide some additional guidance, including guidance to the effect that, under certain circumstances, hard forks of crypto currencies are taxable events giving rise to ordinary income and guidance with respect to the determination of the tax basis of crypto currency. In 2023, the IRS released Revenue Ruling 2023-14, or the 2023 Revenue Ruling, that provides a cash-method taxpayer that receives additional units of crypto from staking must include those rewards in gross income. However, the IRS Notice, the 2019 Revenue Ruling & FAQs and the 2023 Revenue Ruling do not address other significant aspects of the U.S. federal income tax treatment of crypto and related transactions. Furthermore, the accounting treatment for revenues from digital asset transactions is currently under review and subject to change. Failure to properly account for and report the transactions and other items related to the digital assets held by our consumers to relevant tax authorities, such as the IRS, could have negative outcomes for us and harm our reputation with consumers and others.
There can be no assurance that the IRS or other foreign tax authority will not alter its existing positions with respect to digital assets in the future or that a court would uphold the treatment set forth in the existing IRS guidance. It is also unclear what additional guidance may be issued in the future on the treatment of existing digital asset transactions and future digital asset innovations for purposes of U.S. federal income tax or other foreign tax regulations. Any such alteration of existing IRS and foreign tax authority positions or additional guidance regarding digital asset products and transactions could result in adverse tax consequences for holders of digital assets and could have an adverse effect on the value of digital assets and the broader digital asset markets. Future technological and operational developments that may arise with respect to crypto currencies may increase the uncertainty with respect to the treatment of crypto currencies for U.S. federal income and foreign tax purposes. The uncertainty regarding tax treatment of digital asset transactions impacts our customers, and could impact our business, both domestically and abroad.
Additionally, changes in applicable laws and administrative guidance could impose such obligations on us. For example, under the Infrastructure Investment and Jobs Act of 2021 (Pub. L. 117-58) (the “Infrastructure Act”), we may be treated as a “broker” with respect to digital asset transactions we facilitate. As a result, we may be required to file certain information reports, including customer’s names and addresses, gross proceeds from sales, and any capital gains or losses to the IRS. In 2024, the IRS issued final regulations and other guidance on tax reporting requirements for cryptocurrency brokers, which were intended to implement the changes in law enacted by the Infrastructure Act. The IRS may introduce new rules related to our tax reporting and withholding obligations on our customer transactions in the future, possibly in ways that differ from our existing compliance protocols and where there is risk that we do not have proper records to ensure compliance for certain legacy customers. If the IRS determines that we are not in compliance with our tax reporting or withholding requirements with respect to customer digital asset transactions, we may be exposed to significant penalties, which could adversely affect our financial position. We anticipate additional guidance from the IRS regarding tax reporting and withholding obligations with respect to customer digital asset transactions that will likely require us to invest substantially in new compliance measures and may require significant retroactive compliance efforts, which could adversely affect our financial position. Similarly, it is likely that new rules for reporting digital asset under the “common reporting standard” will be implemented on our international operations, creating new obligations and a need to invest in new onboarding and reporting infrastructure. Such rules are under discussion today by the member and observer states of the “Organization for Economic Cooperation and Development” (the “OECD”) and may give rise to potential liabilities or disclosure requirements for prior customer arrangements and new rules that affect how we onboard our customers and report their transactions to taxing authorities.
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
Unrealized fair value gains on our digital asset holdings may cause us to become subject to the corporate alternative minimum tax under the Inflation Reduction Act of 2022.

The United States enacted the Inflation Reduction Act of 2022 (“IRA”) in August 2022. Unless an exemption applies, the IRA imposes a 15% corporate alternative minimum tax (“CAMT”) on a corporation with respect to an initial tax year and subsequent tax years if the average annual adjusted financial statement income for any consecutive three-tax-year period preceding the initial tax year exceeds $1 billion. On September 12, 2024, the Department of Treasury and the IRS issued proposed regulations with respect to the application of CAMT.
Additionally, to the extent we pursue our Investment Policy, we expect to be required to adopt ASU 2023-08, under which our Bitcoin holdings must be measured at fair value in our statement of financial position, with gains and losses from changes in the fair value of our Bitcoin recognized in net income each reporting period. When determining whether we are subject to CAMT and when calculating any related tax liability for an applicable tax year, the proposed regulations provide that, among other adjustments, our adjusted financial statement income must include any unrealized gains or losses reported in the applicable tax year.
Accordingly, as a result of the enactment of the IRA and our expected adoption of ASU 2023-08, we may be subject to CAMT in the 2026 taxable year and beyond. If we become subject to CAMT, it could result in a material tax obligation that we would need to satisfy in cash, which could materially affect our financial results, including our earnings and cash flow, and our financial condition.
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
Our business involves the collection, storage, processing and transmission of confidential information and customers’ personal information, including financial information and information about how customers interact with our platform. We have built our reputation on the premise that we offer customers a secure and convenient way to manage their digital assets. We also maintain and process other information in our business, including our own proprietary, confidential or otherwise sensitive information, and information we maintain or otherwise process for third parties. An increasing number of organizations, including large merchants, businesses, technology companies and financial institutions, as well as government institutions, have disclosed breaches of their information security systems, some of which have involved sophisticated and highly targeted attacks, including on their websites, mobile applications and infrastructure.
The techniques used to obtain unauthorized, improper, or illegal access to systems and information (including customers’ personal information), disable or degrade service, or sabotage systems are constantly evolving and have become very complex and sophisticated, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. We may be unable to anticipate these techniques or to implement adequate preventative measures, and any cyberattack, breach or other security incident may take longer than expected to remediate or otherwise address. Unauthorized parties have attempted, and we expect that they will continue to attempt, to gain access to our systems or facilities through various means, including, but not limited to, hacking into our systems or facilities or those of our customers or vendors, and attempting to fraudulently induce users of our systems (including employees and customers) into disclosing customer names, passwords, payment card information, or other sensitive information, which may in turn be used to access our information technology systems, or to steal digital assets stored by our customers. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage and insider threats. Certain efforts may be supported by significant financial and technological resources, making them even more sophisticated and difficult to detect. The wars in Ukraine and the Middle East, and other geopolitical tensions and military conflicts, may increase the risks we and our vendors face from cyberattacks. Numerous and evolving cybersecurity threats, including advanced and persistent cyberattacks, cyberextortion, ransomware, denial-of-service attacks, spear phishing and social engineering schemes, the introduction of computer viruses, ransomware or other malware, and the physical destruction of all or portions of our information technology and infrastructure could compromise the confidentiality, availability and integrity of the information (including consumers’ personal information) in and being processed by our systems. Although we have developed systems and processes designed to protect information we manage, prevent data loss and other security breaches and to permit us to effectively respond to known and potential risks, and we expect to continue to expend significant resources to bolster these systems and processes, there can be no assurance that our security measures will provide absolute security or have prevented or will prevent breaches, security incidents or attacks, in particular, as the frequency and sophistication of cyberattacks increases. To the extent we pursue our Investment Policy, the foregoing risks will also apply to any Bitcoin or other digital assets held as part of our corporate treasury. Attacks upon systems across a variety of industries, including industries related to Bitcoin, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors.
Our information technology and infrastructure and those of our vendors (including data center and cloud computing providers) may be vulnerable to cyberattacks, security breaches and incidents and third parties may be able to access our customers’ personal information and/or proprietary information, banking, digital assets and payment card information, or other confidential, proprietary, or otherwise sensitive information, stored on or accessible through those systems. We have experienced from time to time, and may experience in the future, security breaches or incidents due to human error, malfeasance, insider threats, system errors, bugs, vulnerabilities, or other causes. Actual or perceived breaches of, or incidents impacting our or our vendors’ security could, among other things:
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
•    lead to loss or theft of customer digital assets and other harm to customers;
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

Our systems and those of our service providers and clients have experienced from time to time, and may experience in the future service interruptions or degradation because of hardware and software defects or malfunctions, insider threats, human error, earthquakes, hurricanes, floods, fires and other natural disasters, power losses, disruptions in telecommunications services, fraud, geopolitical tensions, and military or political conflicts (including the wars in Ukraine and the Middle East), terrorist attacks, computer viruses, ransomware or other malware, or other events. We have experienced from time to time, and may experience in the future, disruptions in our systems. In addition, as a provider of payments solutions and digital asset trading and custody solutions, we are subject to heightened scrutiny by regulators that may require specific business continuity, resiliency and disaster recovery plans and more rigorous testing of such plans, which may be costly and time-consuming to implement, and may divert our resources from other business priorities.
We have experienced and expect to continue to experience system failures, denial-of-service attacks and other events or conditions from time to time that interrupt the availability, or reduce or adversely affect the speed or functionality, of our products and services. These events have resulted and likely will result in loss of revenue. A prolonged interruption in the availability or reduction in the availability, speed, or functionality of our products and services could materially harm our business. Frequent or persistent interruptions in our services could cause current or potential clients to believe that our systems are unreliable, leading them to switch to competitors or to avoid or reduce the use of our platform, and could permanently harm our reputation. Moreover, if any system failure or similar event results in damages to our customers, these clients could seek significant compensation or contractual penalties from us for their losses, and those claims, even if unsuccessful, would likely be time-consuming and costly for us to address, and could have other consequences described under the caption “—Actual or perceived cyberattacks, security incidents or breaches could result in serious harm to our reputation, business and financial condition.” Further, frequent or persistent site interruptions could lead to regulatory scrutiny, significant fines and penalties and mandatory and costly changes to our business practices, and ultimately could cause us to lose existing licenses that we need to operate or prevent or delay us from obtaining additional licenses that may be required for our business.
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
We have limited accounting and finance personnel and other resources and must develop our own internal controls and procedures consistent with SEC regulations. In 2024, we identified and subsequently remediated a material weakness in our internal control over financial reporting relating to the review of the work performed by a third-party valuation specialist used in the valuation of our Class 1 Warrants and Class 2 Warrants issued in February 2024. While we have taken steps to further improve our internal control environment, we cannot assure you that additional control deficiencies or material weaknesses will not be identified in the future.
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
GAAP is subject to standard setting or interpretation by the FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results. For example, the accounting treatment for revenues from digital asset transactions is under review and subject to change. To the extent we account for revenue from digital asset transactions in a manner that is different than the manner ultimately established by the SEC and GAAP, such revenue information, and the timing of revenue recognition, could vary materially and require subsequent adjustment. Any future adjustments could materially impact our regulatory capital requirements and our reported results of operations, which could have negative outcomes for us and harm our reputation and could affect the reporting of transactions completed before the announcement of a change.

Risks Related to Our Securities
We may issue additional shares of common stock or other equity securities, which would dilute stockholders’ ownership interest in us and may reduce the market price of our securities.
We may issue additional shares of our common stock or other equity securities in the future in connection with, among other things, future acquisitions, repayment of outstanding indebtedness, the exercise of previously issued warrants, or grants under the Omnibus Incentive Plan, or other grant awards without stockholder approval in a number of circumstances. The issuance of additional common stock or other equity securities could have, among other things, one or more of the following effects:
•    our existing stockholders’ proportionate ownership interest will decrease;
•    the amount of cash available per share, including for payment of dividends in the future, may decrease;
•    the relative voting strength of each previously outstanding share of our common stock may be diminished; and
•    the market price of our common stock and/or Warrants may decline.
Our warrants are exercisable for common stock. Any such exercise increases the number of shares outstanding and eligible for future resale in the public market and results in dilution to our stockholders.
On July 28, 2025, we issued and sold pre-funded warrants to purchase an aggregate of 746,373 shares of our common stock for aggregate net proceeds of approximately $69 million. As of December 31, 2025, our Public Warrants to purchase an aggregate of 285,619 shares of common stock are exercisable in accordance with the terms of the warrant agreement. Further, on February 26, 2026, we issued and sold pre-funded warrants to purchase an aggregate of 2,475,201 shares of our common stock for aggregate net proceeds of approximately $48.125 million. In addition, we have outstanding Class 1 Warrants and Class 2 Warrants to purchase up to an aggregate of 2,017,850 additional shares common sock at an exercise price $25.50 per share. To the extent such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to the holders of common stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market or the fact that such warrants may be exercised could adversely affect the market price of common stock.

We may not receive any additional funds upon the exercise of the Warrants.
Our Class 1 Warrants and Class 2 Warrants may be exercised by way of a cashless exercise, meaning that the holder may not pay a cash purchase price upon exercise, but instead would receive upon such exercise the net number of shares of the common stock as determined according to the formulas set forth in the Warrant. In addition, upon the occurrence of certain events, the Class 2 Warrants may be exercised by way of an alternative cashless exercise, allowing the holder to receive the product of (x) the aggregate number of shares subject to the alternative cashless exercise (up to the full number of shares that would be issuable upon exercise of the Class 2 Warrant in accordance with the terms of the Class 2 Warrant if such exercise were by means of a cash exercise rather than a cashless exercise) and (y) 0.5. Accordingly, we may not receive any additional funds upon the exercise of our Class 1 Warrants or our Class 2 Warrants.
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
•    the requirement that directors may only be removed from the Board for cause and upon the affirmative vote of the holders of at least 66 2/3% of the total voting power of then outstanding common stock;
•    a prohibition on stockholder action by written consent (except as required for holders of future series of Preferred Stock), which forces stockholder action to be taken at an annual or special meeting of stockholders and could delay the ability of stockholders to force consideration of a stockholder proposal or to take action, including the removal of directors;
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
•    changes in the digital asset industry;
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
•rumors and market speculation involving digital assets and the regulation thereof, or us or other companies in our industry;
•    actions by stockholders;
•    the exercise of warrants to purchase our securities;
•    additions and departures of key personnel or members of the Board;
•    changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•    the volume of our common stock available for public sale; and
•    general economic and political conditions, such as recessions, inflation, volatility in the markets, increases in interest rates, local and national elections, fuel prices, international currency fluctuations, corruption, political instability, pandemics or other public health emergencies and the wars in Ukraine and the Middle East, resulting sanctions imposed by the U.S. and other countries, and retaliatory actions taken by Russia in response to such sanctions.
These market and industry factors may materially reduce the market price of our securities regardless of our operating performance.
A sustained decline in the market price of our common stock, or other adverse developments affecting our trading market, could cause us to fall out of compliance with applicable exchange listing standards, which could result in a delisting of our securities. Any such delisting could reduce the liquidity of our securities, increase volatility, limit our ability to access the capital markets and increase the costs and burdens associated with being a public company.
Because there are no current plans to pay cash dividends on the common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock at a price greater than what you paid for it.
We intend to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of common stock will be at the sole discretion of the Board. The Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications of the payment of dividends by us to our stockholders or by our subsidiaries to us and such other factors as the Board may deem relevant. As a result, you may not receive any return on an investment in common stock unless you sell your common stock for a price greater than that which you paid for it.

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

Particularly in light of the extensive cybersecurity risks facing our company and the fact that we provide digital asset products to our clients, we recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to protect our internal systems and our clients’ data. We have established a multi-layered approach to manage our cybersecurity risks with preventative and detective capabilities enabled in our network and internal systems that are designed to protect against identified cyber threats. This approach to cybersecurity includes, among other things, annual and periodic risk assessments; ongoing collaboration with our product and engineering teams for the purpose of securing our products, systems, and data; a vulnerability management program focused on proactively identifying, triaging and mitigating security vulnerabilities within our systems, penetration tests and other simulations; regularly required security training for all employees; and a comprehensive incident response process to identify, contain, and remediate cybersecurity incidents. We also engage with external cybersecurity assessors and consultants in evaluating and testing the design and operating effectiveness of controls.

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
Item 2. Properties
Facilities
We lease a facility in New York, New York. This facility is our satellite corporate office, and our lease expires May 2026.
Item 3. Legal Proceedings
From time to time we are subject to legal proceedings and claims arising in the ordinary course of business. Based on our current knowledge, we believe that the amount or range of reasonably possible losses will not, either individually or in the aggregate, have a material adverse effect on our business, results of operations, or financial condition.
On December 15, 2025, the Company filed a complaint in Delaware state court against Project Labrador Holdco, LLC (“Roman”) in connection with the closing of Roman’s acquisition of the Company’s Loyalty business. On February 6, 2026, the Company amended its complaint following additional amounts becoming due. The Company is seeking approximately $10 million and attorneys’ fees in connection with breaches of the Loyalty business purchase agreement. On February 27, 2026, Roman filed counterclaims alleging its entitlement to indemnification. We disagree with Roman’s allegations, and intend to continue to vigorously defend ourselves in this matter.
The results of any litigation cannot be predicted with certainty, and an unfavorable resolution in any legal proceedings could materially affect our future business, results of operations, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. For additional information on our ongoing legal proceedings, refer to Note 16, Commitments and Contingencies, in our audited consolidated financial statements included in this Form 10-K.
Item 4. Mine Safety Disclosure
Not applicable.
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters, And Issuer Purchases Of Equity Securities
Market Information and Holders
Our Class A Common Stock and Public Warrants trade on New York Stock Exchange (the “NYSE”) under the trading symbols “BKKT” and “BKKT WS,” respectively. Our Class 1 Warrants, Class 2 Warrants and Pre-Funded Warrants are privately held.
As of March 11, 2026, we had 30,562,096 shares of Class A Common Stock issued and outstanding held of record by 161 holders, 7,140,383 Public Warrants issued and outstanding, held of record by one holder, Class 1 Warrants exercisable for up to 1,153,200 shares of Class A Common Stock held of record by four holders and Class 2 Warrants exercisable for up to 864,650 shares of Class A Common Stock held of record by four holders, and Pre-Funded Warrants to acquire 2,475,201 shares of Class A Common Stock held of record by one holder. Holders of the Public Warrants can exercise 25 Public Warrants to purchase one share of Class A common stock at an exercise price of $287.50 per share.
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

PART II
Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations
The following discussion and analysis of financial condition and results of operations should be read together with our audited consolidated financial statements and the related notes included under Item 8 of this Form 10-K (this “Report”). References in this section to “we,” “us,” “our,” “Bakkt” or the “Company” and like terms refer to Bakkt, Inc. and its subsidiaries for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, unless the context otherwise requires. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed above in “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.”
On July 23, 2025, Bakkt Opco Holdings, LLC (“Opco”), a wholly owned subsidiary of the Company, entered into an agreement to sell all of the issued and outstanding equity interests of Bridge2 Solutions, LLC, Aspire Loyalty Travel Solutions, LLC, Bridge2 Solutions Canada, Ltd., and B2S Resale, LLC (collectively, the “Acquired Companies”) to Project Labrador Holdco, LLC, a wholly owned subsidiary of Roman DBDR Technology Advisors, Inc. (the “Purchaser” or "Roman"). These entities comprised our loyalty and travel redemption business (the “Loyalty Business”). The sale transaction closed on October 1, 2025, which completed a part of our strategic transformation into a pure-play digital asset infrastructure platform.
In accordance with United States generally accepted accounting principles (“U.S. GAAP”), Bakkt management determined that the Loyalty Business met the criteria for classification as held for sale and a discontinued operation as of September 30, 2025. This determination was based on management’s commitment to a formal plan to sell the business, the significance of the business to the Company's historical operations, and the expectation that the sale will result in the elimination of the operations and cash flows of the Loyalty Business from ongoing operations. As such, the results of operations, financial position, and cash flows of the Loyalty Business have been reclassified and are presented as discontinued operations for all periods presented, where applicable. Assets and liabilities related to the Loyalty Business have been reclassified as held for sale in the consolidated balance sheets, and the related operating results, including any gains or losses on the sale, are reported separately from continuing operations in the consolidated statements of operations for all periods presented. Refer to Note 3, Discontinued Operations, in the notes to the accompanying audited consolidated financial statements for further information.
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
•“Digital Asset” means an asset that is built using blockchain technology, including virtual currencies (as used in the State of New York), coins, cryptocurrencies, stablecoins, and other tokens. Our platform enables transactions in certain supported digital assets. For purposes of this Form 10-K, we use digital assets, virtual currency, coins, and tokens interchangeably.
•“Customer” means an individual user of our platform. Customers include customers of our clients who transact in digital assets through, and have accounts on, our platform (except as defined for ASC 606 purposes above).

Founded in 2018, Bakkt, Inc. (the “Company”) builds digital financial infrastructure designed to support institutional participation in the digital asset economy. During fiscal year 2025, the Company undertook a strategic transformation, focusing on divesting non-core assets, simplifying our corporate and capital structure, and investing in infrastructure to support our core platform. These initiatives are intended to improve our operating efficiency, align our business with our long-term strategy, and position us to scale our technology and services.
Our long-term strategy is to build and scale an integrated financial infrastructure platform through our three solutions: Bakkt Markets, Bakkt Agent, and Bakkt Global. We intend to expand our trading and payment infrastructure, develop software that enables institutions and customers to integrate and operate artificial intelligence-driven financial services through our platform, and invest in regulated entities in key jurisdictions. This strategy is designed to support institutional adoption of digital asset trading, stablecoin payments, and related financial services.
Our solutions include:
Bakkt Markets - Bakkt Markets enables institutions to launch secure, compliant, and advanced digital asset brokerage, trading and payment capabilities through a plug-and-play platform. It provides access to digital asset trading, stablecoin on- and off- ramps, custody integration, liquidity, and payment infrastructure through a unified technology stack designed to reduce the time, cost, and complexity of building these capabilities internally.
Bakkt Markets is supported by Bakkt’s regulatory licenses, compliance framework, and global settlement infrastructure, allowing customers to offer digital asset services to their end users while relying on Bakkt for trade execution, order and payment routing, funding, and operational support. This solution is designed to serve financial institutions, fintech platforms, and digital asset companies seeking to enable digital asset functionality within their existing customer experience.
Bakkt Agent - Bakkt Agent provides institutions, with plans to provide direct to consumer, with programmable access to Bakkt’s financial infrastructure through an intelligent software layer that coordinates onboarding, account creation, funding, and global money movement. Bakkt Agent utilizes automation and software-based agents to facilitate functions such as customer onboarding and identity verification, virtual account issuance, stablecoin and fiat payment rails, and domestic and cross-border payouts through application programming interfaces (“APIs”) and configurable workflows.
Bakkt Agent is designed to simplify the integration and operation of financial services by abstracting operational and technical complexity and enabling customers to programmatically initiate, manage, and monitor financial transactions, settlement, account activity, and compliance processes. Bakkt Agent’s modular architecture allows institutions to embed financial capabilities into their own applications and systems, supporting faster product deployment, operational efficiency, and the ability to scale financial services across multiple jurisdictions and payment networks.
Bakkt Global - Bakkt Global enables Bakkt to expand its technology and infrastructure into international markets through strategic investments in jurisdiction-specific entities operating in regulated financial markets. These investments are intended to establish a local presence in jurisdictions with established regulatory frameworks, providing Bakkt with access to licenses, regulatory permissions, and operating capabilities required to offer digital asset trading, payment, and settlement services.
Through Bakkt Global, Bakkt seeks to extend its trading infrastructure, stablecoin and fiat payment rails, and settlement services into new geographic markets through strategic investments in locally regulated entities. This approach enables Bakkt to access additional liquidity, customers, and financial networks while operating within local regulatory frameworks and supporting geographic diversification.
Digital Asset Market Developments

The digital asset landscape underwent a fundamental shift in 2025, transitioning from a speculative retail market into the foundational architecture of global finance. This shift was defined by legislative clarity and formation of global standards for compliance, institutional integration, and the utilitarian expansion of stablecoins.
Widely considered one of the most significant pieces of digital asset legislation to date, the passage of the GENIUS Act in July 2025 created a federal regulatory framework for payment stablecoins. Further, the GENIUS Act clarified that payment stablecoins are neither securities nor commodities, removing them from SEC and CFTC jurisdictions. It also requires issuers to maintain 1:1 backing with high-quality liquid assets, such as U.S. dollars or short-term Treasuries, and to publish monthly reserve attestations. Establishing a federal framework provided regulated banks with a clear pathway to integrating stablecoins into existing payment infrastructure.
In 2025, the digital asset markets saw fluid trends influenced by a mix of global trade tensions. As of early 2026, the digital asset markets appear to be in a similar dynamic environment, but has gained support from institutional holders; growth accelerated by the SEC’s 2025 rule changes including the rescission of Staff Accounting Bulletin 121 (“SAB 121”) which significantly reduced capital and risk management constraints, paving the way for major banks to expand custody offerings.
Beyond regulatory progress, the industry continued investing in real-world use cases. In 2025 and early 2026, Real World Assets (“RWA”), specifically the tokenization of private credit, government bonds, and equities, continued to gain traction. NYSE and Nasdaq announced strategic initiatives to provide tokenized securities platforms to facilitate 24/7 trading and settlement of U.S. listed equities and ETFs and is currently undergoing the SEC approval process. The market also saw the early emergence of "agentic payments," where AI agents use HTTP-native settlement standards to execute autonomous transactions, signaling a broader transition from digital assets as purely tradable instruments toward functioning economic infrastructure.
Another adoption trend In 2025 was the surge in Stablecoin adoption, driven by increased regulatory clarity. Adjusted payment volume grew 733% year-over-year, exceeding $9 trillion. By early 2026, adjusted stablecoin volume reached an annualized rate of $10.2 trillion, outpacing PayPal’s $1.6 trillion by more than 5 times. Consequently, major banks are integrating stablecoins into core settlement. Furthermore, corporate treasuries began migrating “idle cash” from zero-interest bank accounts into yield-bearing stablecoins which offer the security of a Treasury bill combined with the instant liquidity of a digital asset.
Recent Developments
February 2026 Registered Direct Offering
On February 27, 2026, we entered into a securities purchase agreement (the “Purchase Agreement”) with a single investor, pursuant to which we agreed to sell and issue to the Investor an aggregate of 3,024,799 shares of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”) and pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 2,475,201 shares of Common Stock (the “Offering”). The price in the Offering was $8.75 per share of Common Stock and $8.7499 per Pre-Funded Warrant, which is the price per share of Common Stock in the Offering, minus the $0.0001 exercise price per Pre-Funded Warrant. The Offering closed on March 2, 2026.
The gross proceeds to the Company from the Offering were approximately $48.125 million, before deducting placement agent fees and estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the Offering for working capital, general corporate purposes and strategic initiatives.
The Purchase Agreement contains customary representations, warranties and agreements by the Company (including a lock-up agreement, pursuant to which, subject to specified exceptions, the Company has agreed not to offer or transfer shares of Common Stock or Common Stock equivalents during the 45 day period following the date of the Purchase Agreement), customary conditions to closing, indemnification obligations of the Company and the investor, including for liabilities under the Securities Act of 1933, as amended (the “Securities Act”) and termination provisions. In connection with the Offering, the Company’s officers and directors have also entered into lock-up agreements, pursuant to which, subject to specified exceptions, they have agreed not to offer or transfer their shares of Common Stock or Common Stock equivalents during the 45-day period following the date of the Purchase Agreement.
The Pre-Funded Warrants are exercisable at any time in whole or in part so long as the aggregate number of shares of Common Stock beneficially owned by the holder (together with its affiliates) would not exceed 9.90% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such Pre-Funded Warrant. Such percentage may be increased or decreased to any number not in excess of 9.90% at the holder’s election upon notice to the Company, any such increase not to take effect until the 61st day after notice to the Company. The Pre-Funded Warrants contain standard adjustments to the exercise price, including for stock splits, stock dividends and pro rata distributions and contain customary terms regarding the treatment of such Pre-Funded Warrants in the event of a fundamental transaction, which include but are not limited to a merger or consolidation involving the Company, a sale of all or substantially all of the assets of the Company, or a business combination resulting in any person acquiring more than 50% of the voting power of the capital stock of the Company.
Change of Name.
Effective January 22, 2026, the Company changed its name to Bakkt, Inc.
Distributed Technologies Research Global Ltd. Acquisition
On January 11, 2026, Bakkt Opco Holdings, LLC (“Opco”), a Delaware limited liability company and wholly owned subsidiary of the Company, entered into a Share Purchase Agreement (the “Purchase Agreement”) by and among Opco, the Company, Distributed Technologies Research Global Ltd., a private limited company incorporated in Cyprus (“DTR”), and Akshay Naheta. Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, the Company will acquire DTR by issuing to Mr. Naheta and other beneficial owners of DTR shares an aggregate number of shares of its Common Stock equal to 31.5% of the aggregate number of shares of the Common Stock that are issued and outstanding immediately prior to the closing, plus the aggregate number of shares of the Company’s capital stock issuable upon full exercise or conversion of any options, warrants or other convertible derivative securities that are outstanding immediately prior to the closing, on an as-converted basis, but excluding any warrants to purchase shares of the Common Stock to the Mr. Naheta and other beneficial owners of DTR shares.
Commercial Agreement With DTR
On July 31, 2025, we entered into a Commercial Agreement (the “Commercial Agreement”) with DTR which sets forth the terms and conditions governing the integration of Bakkt’s various solutions related to financial transaction processing and digital asset trading with DTR’s technology related to the execution of global payments powered by stablecoins.
Since the inception of the Commercial Agreement, we have successfully integrated the Bakkt and DTR platforms to support a unified Know Your Customer (“KYC”) workflow across multiple product lines. This integration facilitates streamlined onboarding and compliance monitoring for our shared ecosystems. Furthermore, the combined platform architecture now supports U.S.-based fiat on- and off-ramp capabilities, allowing for seamless transitions between traditional currency and digital assets.
Under the Commercial Agreement, DTR grants Bakkt and its affiliates a non-exclusive, non-transferable, sublicensable license for the duration of the term of the Commercial Agreement to access, display, reproduce, modify, create derivative works of, and otherwise use the DTR’s technology in certain territories; and DTR and its affiliates a non-exclusive, non-transferable, sublicensable, worldwide, right and license to display, reproduce, modify, create derivative works of, and otherwise use Bakkt solutions as needed. For each payment that is processed under the Commercial Agreement, Bakkt will be entitled to a customary fee for similar types of transactions.
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
Sale of Loyalty
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
Sale of Bakkt Trust
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
In March 2025, we entered into an agreement with ICE, a significant stockholder of ours, whereby ICE agreed to purchase all of the outstanding equity interests of Bakkt Trust in exchange for $1.5 million plus the assumption of Bakkt Trust’s regulatory capital requirement, which was approximately $3.0 million as of signing, and certain operating costs of Bakkt Trust during the period between the signing of the purchase agreement and the closing of the transaction (subject to such closing). The sale closed on May 15, 2025.
Investment Policy
On June 10, 2025, we announced the adoption of our updated corporate investment policy, enabling the Company to allocate capital into digital assets, as part of our broader treasury and corporate strategy, subject to market conditions and the anticipated liquidity needs of the business (“Investment Policy”). Subject to the Investment Policy, we may acquire Bitcoin or other digital assets, using excess cash, proceeds from future equity or debt financings, or other capital sources. We may also explore further opportunistic financing alternatives, including the issuance of convertible notes, bonds, or other debt instruments, for the purpose of acquiring Bitcoin or other digital assets or otherwise in accordance with the Company’s investment policy. To date, the Company has not purchased any Bitcoin or other digital assets under the investment policy
July 2025 Equity Offering
On July 28, 2025, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Clear Street LLC and Cohen & Co. Capital Markets, a division of Cohen & Company Securities, LLC (collectively, the “Underwriters”), pursuant to which the Company agreed to sell and issue to the Underwriters an aggregate of 6,753,627 shares (the “Shares”) of the Company’s Class A Common Stock, and, for certain purchasers, 746,373 2025 Pre-Funded Warrants (the “Offering”). The price to the public in the Offering was $10.00 per Share and $9.9999 per 2025 Pre-Funded

Warrant, which was the price per share at which the Shares were being sold to the public in the Offering, minus the $0.0001 exercise price per Pre-Funded Warrant. See Note 11, Warrants, for further details regarding the 2025 Pre-Funded Warrants.
The Offering closed on July 30, 2025. The proceeds to the Company from the Offering were $75.0 million, net of fees to the underwriters and other offering expenses payable by the Company. Bakkt intends to use the net proceeds from the Offering to purchase Bitcoin and other digital assets in accordance with its Investment Policy, for working capital, and for general corporate purposes.
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
Key Factors Affecting Our Performance
Growing Our Client Base
Our ability to increase our revenue stream depends on our ability to grow clients on our platform. We collaborate with leading brands and have built an extensive network across numerous industries including financial institutions, wealth management, payments and digital asset exchanges. To date, management has been focused on building through clients within a business-to-business-to-consumer (“B2B2C”) model. Our goal is to provide these clients opportunities to leverage our capabilities either through their existing environment or by leveraging our platform. Our acquisition of BFS complemented our B2B2C growth strategy by broadening our business partnerships to fintechs and neobanks.
Product Expansion and Innovation
The digital asset marketplace is rapidly evolving. We believe our ability to continue innovating our platform will increase the attractiveness of our platform to clients. Our ability to meet the capability demands of our clients will allow us to continue to grow revenue.
Competition
The digital asset marketplace is highly competitive with numerous participants competing for the same clients. Additionally, some of our clients may seek to develop their own technology to replace their need for our platform. We believe we are well positioned with our ability to provide capabilities around emerging digital assets on a single, highly secure, institutional-grade technology platform.
General Economic and Market Conditions
Our performance is impacted by the strength of the overall macroeconomic environment and digital asset market conditions, which are beyond our control. Negative market conditions hinder client activity, including extended decision timelines around implementing digital asset strategies. See “Crypto Market Developments” above.

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
As investment continues, the intersection of technology and finance will require ongoing engagement as new applications emerge. We believe digital assets and distributed ledger technology have significant, positive potential with proper collaboration between industry and regulators.

Digital Assets Held on Platform

The Company held digital assets in custodial products on its platform for client customers totaling $911.5 million and $2,301.9 million at fair value as of December 31, 2025 and 2024, respectively. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 122, these assets are not recorded in the Company’s Consolidated balance sheets. Similarly, as the Company has an obligation to securely store digital assets on its platform, it has a corresponding unrecorded liability of $ 911.5 million and $2,301.9 million as of December 31, 2025 and 2024, respectively. Since we believe the risk of loss related to the obligation to safeguard digital assets for users of its platform is remote, the Company did not record a liability for such risk of loss as of December 31, 2025 and 2024 in the Company’s consolidated balance sheets.
Key Performance Indicators
We are in the process of updating our key performance indicators (“KPIs”) to reflect the strategic direction of our digital asset business and sale of the Loyalty Business.
•Notional traded volume. We define notional traded volume as the total notional volume of digital asset transactions. The figures we use represent gross values recorded as of the order date. Notional traded volumes from digital asset transactions were $2,323.0 million, $3,446.6 million, and $727.1 million during the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively.
•Assets under custody. We define assets under custody as the sum of coin quantities held by customers multiplied by the final quote for each coin on the last day of the period. Assets under custody were $911.5 and $2,301.9 million as of December 31, 2025 and December 31, 2024, respectively.

Results of Continuing Operations
The following table sets forth our consolidated statements of operations for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Revenues:
Crypto services	$2,335,243	$3,441,056	$726,988
Total revenues	2,335,243	3,441,056	726,988
Operating expenses:
Crypto costs (See Note 2)	2,308,390	3,403,207	718,511
Execution, clearing and brokerage fees	18,436	24,024	3,772
Compensation and benefits	77,336	36,071	45,494
Professional services	25,256	16,445	10,164
Technology and communication	7,307	9,476	12,488
Selling, general and administrative	12,666	24,380	30,887
Acquisition-related expenses	53	128	4,299
TRA settlement expense	26,875	—	—
Depreciation and amortization	607	343	12,334
Related party expenses	—	600	3,902
Goodwill and intangible assets impairments	—	—	12,660
Impairment of long-lived assets	733	744	24,103
Restructuring expenses	5,335	8,194	4,249
Other operating expenses	84	30	369
Total operating expenses	2,483,078	3,523,642	883,232
Operating loss from continuing operations	(147,835)	(82,586)	(156,244)
Interest income, net	791	4,318	4,338
Gain (loss) from change in fair value of warrant liability	30,191	(17,186)	(1,571)
Other income, net	19,469	1,153	179
Loss from continuing operations before income taxes and equity in earnings of affiliates	(97,384)	(94,301)	(153,298)
Income tax (benefit) expense	(49)	110	355
Net loss from continuing operations before equity in net earnings of affiliates	$(97,335)	$(94,411)	$(153,653)
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Financial Summary
The year ended December 31, 2025 included the following notable items relative to the year ended December 31, 2024:
•Revenue decreased $1,105.8 million primarily driven by a decrease in Crypto services revenue resulting from a decrease in trading volume, including the loss of Webull Pay LLC (“Webull”) as a client in June 2025 and Public Platform LLC (“Public”) in October 2025; and
•Operating expenses decreased $1,040.6 million primarily driven by decreased crypto trading costs as a result in decreased Crypto services revenue.

Revenue
Revenues consist of digital asset services. We earn revenue when consumers use our services to buy, sell, and store digital assets. Substantially all of our Crypto services revenue is transaction revenue from digital asset buy/sell trades where we earn a spread on both legs of the transaction (reported gross).
Crypto Services Revenue

($ in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	$ Change	% Change
Crypto services	$2,335,243	$3,441,056	$(1,105,813)	(32.1%)
Crypto services revenue decreased by $1,105.8 million for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily driven by decreased crypto trading volume, primarily due to the loss of Webull in June 2025 and Public in October 2025.
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
Crypto Costs

($ in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	$ Change	% Change
Crypto costs	$2,308,390	$3,403,207	$(1,094,817)	(32.2%)
Crypto costs represent the gross value of crypto sold on our platform. These costs are measured at the executed price at the time of the trade. Crypto costs decreased by $1,094.8 million for the year ended December 31, 2025, compared to the year ended December 31, 2024, This decrease was primarily driven by decreased crypto service volume, primarily due to the loss of Webull in June 2025 and Public in October 2025..
Execution, Clearing and Brokerage Fees

($ in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	$ Change	% Change
Execution, clearing and brokerage fees	$18,436	$24,024	$(5,588)	(23.3%)
Execution, clearing and brokerage fees primarily represent payments to clients in exchange for driving order flow to our platform. Execution, clearing and brokerage fees were $18.4 million during the year ended December 31, 2025, a decrease of $5.6 million compared to the year ended December 31, 2024. The decrease reflects decreased volume in Crypto services revenue.
Compensation and Benefits

($ in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	$ Change	% Change
Compensation and benefits	$77,336	$36,071	$41,265	114.4%

Compensation and benefits expense include all salaries and benefits, compensation for contract labor, incentive programs for employees, payroll taxes, share-based and unit-based compensation and other employee related costs.
Compensation and benefits increased by $41.3 million, or 114.4%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to increases of $47.1 million in non-cash compensation mostly related to the Option Plan, and increases of $1.9 million in severance charges slightly offset by decreases of $10.3 million in salaries, wages and benefits, and $1.6 million in contract labor. See Note 13, Share-Based and Unit-Based Compensation, for further details regarding the Option Plan.
Professional Services

($ in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	$ Change	% Change
Professional services	$25,256	$16,445	$8,811	53.6%
Professional services expense includes fees for accounting, legal and regulatory fees. Professional services increased by $8.8 million, or 53.6%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to increases of $6.4 millon in legal fees and $4.5 million in other professional fees. slightly offset by a decrease of $2.1 million in audit and tax fees.
Technology and Communication

($ in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	$ Change	% Change
Technology and communication	$7,307	$9,476	$(2,169)	(22.9%)
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
Technology and communications expense also includes fees paid for access to external market data and associated licensing costs, which may be impacted by growth in electronic contract volume, our capacity requirements, changes in the number of telecommunications hubs, and connections with customers to access our electronic platforms directly. Technology and communications expense decreased by $2.2 million, or 22.9%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily due to lower software license fees and hosting fees.
Selling, General and Administrative

($ in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	$ Change	% Change
Selling, general and administrative	$12,666	$24,380	$(11,714)	(48.0%)
Selling, general and administrative expenses include marketing, advertising, business insurance, rent and occupancy, bank service charges, dues and subscriptions, travel and entertainment, and other general and administrative costs. Our marketing activities primarily consist of web-based promotional campaigns, promotional activities with clients, conferences and user events, and brand-building activities. Selling, general and administrative expenses do not include any headcount cost, which is reflected in Compensation and benefits in the consolidated statements of operations. .

Selling, general and administrative costs decreased by $11.7 million, or 48.0%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily due to a $8.0 million reduction in insurance cost, a $1.5 million reduction in marketing and promotions, and a $1.5 million in other operating cost.
Depreciation and Amortization

($ in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	$ Change	% Change
Depreciation and amortization	$607	$343	$264	77.0%
Depreciation and amortization expense consists of amortization of intangible assets from business acquisitions, internally developed software and depreciation of purchased software and computer and office equipment over their estimated useful lives. Intangible assets subject to amortization consist primarily of acquired technology and client relationships from completed acquisitions. Depreciation and amortization increased by $0.3 million, or 77.0%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The increase was primarily due to increases in software development cost.
Related Party Expenses

($ in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	$ Change	% Change
Related party expenses	$—	$600	$(600)	(100.0%)
Related party expenses consist of fees for transition services agreements. Related party expenses decreased by $0.6 million, or 100.0%, for the year ended December 31, 2025 compared to the year ended December 31, 2024. The decrease was primarily due to the expiration of a transition services agreement in 2024 related to the purchase of BFS.
Restructuring expenses

($ in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	$ Change	% Change
Restructuring expenses	$5,335	$8,194	$(2,859)	(34.9%)
Restructuring expenses of $5.3 million during the year ended December 31, 2025 consist of severance cost related to the August 2025 resignation of the Co-CEO and a reduction in force executed in the first quarter of 2025. Restructuring expenses during the year ended December 31, 2024 consisted of severance costs and accelerated vesting of non-cash compensation related to the termination of a former executive and certain other employees.
Gain (Loss) from Change in Fair Value of Warrant Liability

($ in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	$ Change	% Change
Gain (loss) from change in fair value of warrant liability	$30,191	$(17,186)	$47,377	(275.7%)
We recorded a gain of $30.2 million during the year ended December 31, 2025 for the change in fair value on the revaluation of our warrant liabilities associated with our public warrants and Class 1 and Class 2 warrants from the Concurrent Offerings. We recorded a loss of $17.2 million during the year ended December 31, 2024 for the change in fair value on the revaluation of our warrant liabilities. These are non-cash losses and gains and are driven by fluctuations in the market price of our public warrants and valuation of our Class 1 and Class 2 warrants from the Concurrent Offerings.

Other Income, net

($ in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	$ Change	% Change
Other income, net	$19,469	$1,153	$18,316	1588.6%
Other income, net primarily consists of non-operating gains and losses. During the year ended December 31, 2025, we recorded a net $14.0 million of income related to a derivative and $8.9 million gain from lease assignments, partially offset by a $2.3 million loss on sale of Bakkt Trust, a $2.6 million loss on extinguishment of convertible debentures. During the year ended December 31, 2024, we recorded $0.9 million in sublease income, and $0.3 million related to general miscellaneous income and expenses.
Income Tax (Expense) Benefit

($ in thousands)	Year Ended December 31, 2025	Year Ended December 31, 2024	$ Change	% Change
Income tax (benefit) expense	$(49)	$110	$(159)	(144.5%)
Income tax expense in the years ended December 31, 2025 and 2024 primarily consist of current foreign and state tax expense related to certain state jurisdictions wherein we are required to file income tax returns.
Loss from Discontinued Operations, Net of Tax
Loss from discontinued operations, net of tax represents the net loss associated with the sale of the Loyalty Business. See Note 3, Discontinued Operations, to the accompanying consolidated financial statements for further information.
Liquidity and Capital Resources
Our consolidated statements of cash flows includes cash flows from discontinued operations for all periods presented, and therefore the following liquidity discussion includes both continuing and discontinued operations.
As of December 31, 2025, we had $27.0 million and $0.6 million of cash and cash equivalents and restricted cash, respectively. Cash and cash equivalents consist of cash deposits at banks and money market funds. Restricted cash is held to satisfy collateral requirements for insurance contracts and bank ACH processing. Restricted cash decreased during 2025 primarily due to lower insurance collateral requirements and the sale of Bakkt Trust and our Loyalty Business.
On July 28, 2025, the Company entered into an Underwriting Agreement with Clear Street LLC and Cohen & Co. Capital Markets, a division of Cohen & Company Securities, LLC (collectively, the “Underwriters”), pursuant to which the Company agreed to sell and issue to the Underwriters an aggregate of 6,753,627 shares of the Company’s Class A Common Stock and, for certain purchasers, 746,373 Pre-Funded Warrants (the “Offering”). The aggregate gross proceeds to the Company from the Offering were $75 million, before deducting fees to the underwriters and other offering expenses payable by the Company.
On June 17, 2025, we entered into a private placement (the “Private Placement”) with YA II PN, LTD., a Cayman Islands exempt limited company (the “Investor”). The Private Placement closed on June 18, 2025. Pursuant to the terms of the Private Placement, the Investor purchased a $25 million convertible debenture (the “Convertible Debenture”) from the Company for a price of $23.75 million. The Investor converted $17.5 million of the Convertible Debenture into 1,746,552 shares of Class A Common Stock in the third quarter of 2025 and the Company elected to redeem the remaining $7.5 million of Convertible Debentures for cash, including a redemption premium of $0.4 million, in September 2025.

We intend to use our unrestricted cash, inclusive of the proceeds from the Private Placement and Offering, to fund our day-to-day operations, including, but not limited to funding our regulatory capital requirements, compensating balance arrangements and other similar commitments, each of which is subject to change, and as available (i) activate new digital asset clients, (ii) maintain our product development efforts, and (iii) optimize our technology infrastructure and operational support. We continue to evaluate our headcount and expense base. In forecasting the Company's expectation of cash needs for the initial going concern evaluation, the Crypto services revenue growth projections exclude activation of new clients or products currently not live on Bakkt's platform as of the date of release of these consolidated financial statements. In addition, we may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies or intellectual property rights. However, except with respect to our proposed acquisition of DTR, we have no agreements or commitments with respect to any such acquisitions or investments at this time. Management believes that the Company's cash and cash equivalents will be sufficient to fund Bakkt's operations for 12 months from the date of these financial statements are issued.
Our future cash requirements will depend on many factors, including our revenue growth rate, the timing and extent of overhead, sales and marketing expenditures to support projected growth, our ability to limit our software development investments to features and functionality with a clear line of sight to revenue generation, and our ability to retain our clients.
The following table, inclusive of discontinued operations, summarizes our cash flows for the periods presented:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Net cash used in operating activities	$(153,399)	$(21,203)	$(60,697)
Net cash provided by (used in) investing activities:	$(38,122)	$14,134	$65,970
Net cash provided by (used in) financing activities:	$82,084	$43,818	$(2,634)
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

Net cash used in operating activities of $153.4 million for the year ended December 31, 2025 was primarily related to our net loss of $132.2 million, offset by net non-cash charges of $70.1 million and changes in our operating assets and liabilities of $91.3 million. The non-cash charges for the year ended December 31, 2025 primarily consisted of share-based compensation of $71.6 million, TRA equity settlements of $23.0 million, loss on sale of businesses of $22.7 million, loss from extinguishment of convertible debentures of $2.6 million,non-cash lease expense of $0.9 million, intangible and long-lived asset impairments of $1.0 million, and depreciation and amortization of $0.6 million, partially offset by the change in fair value of our warrant liability of $30.2 million, the gain on lease assignments of $8.9 million, the gain from changes in the fair value of derivative assets of 14.0 million and other adjustments of $0.5 million. Net cash outflows from changes in our operating assets and liabilities for the year ended December 31, 2025 resulted primarily from a $73.9 million decrease in customer funds payable, a $5.1 million decrease in accounts payable and accrued liabilities, a $4.1 million reduction in operating lease liabilities, a $3.3 million reduction in assets and liabilities of businesses held for sale, a $2.5 million funding of an escrow account associated with the Loyalty business sale, and a $2.4 million reduction in due to related party, partially offset by a $1.2 million decrease in prepaid insurance.
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
Investing Activities
Net cash flows used in investing activities of $38.1 million for the year ended December 31, 2025 primarily consisted of $20.1 million cash paid for the divestiture of the Loyalty Business, $17.6 million of cash advances to the buyer of the Loyalty Business, $11.5 million for the purchase of an equity method investment, $2.7 million for the purchase of intangible assets, and $1.2 million in capital expenditures, partially offset by $10.6 million of derivative proceeds and $4.5 million of proceeds from the sale of Bakkt Trust.
Net cash flows provided by investing activities of $14.1 million for the year ended December 31, 2024 primarily consisted of the receipt of $35.2 million of proceeds from the sale of available-for-sale securities, partially offset by the purchase of $18.0 million of available-for-sale debt securities, and $3.1 million of capitalized costs of internally developed software for our technology platforms.
Net cash flows provided by investing activities of $66.0 million for the year ended December 31, 2023 primarily consisted of the receipt of $185.8 million of proceeds from the sale of available-for-sale securities, partially offset by the purchase of $61.8 million of available-for-sale debt securities, $47.9 million net cash used to acquire BFS, $0.6 million cash used to acquire Bakkt Brokerage and $9.4 million of capitalized costs of internally developed software for our technology platforms.
Financing Activities
Net cash flows provided by financing activities of $82.1 million for the year ended December 31, 2025 consist of $70.4 million in proceeds from Common Stock issuance and exercise of pre-funded warrants, $23.8 million in proceeds from the issuance of Convertible Debentures, net of issuance costs, partially offset by $7.5 million used to repay the Convertible Debentures, the repurchase and retirement of $3.1 million of Class A Common Stock that was withheld from vested equity grants and $1.5 million of financing fees.
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
Contractual Obligations and Commitments
The following is a summary of our significant contractual obligations and commitments as of December 31, 2025 (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Purchase obligations(1)	$4,050	$—	$—	$—	$4,050
Future minimum operating lease payments(2)	554	—	—	—	554
Total contractual obligations	4,604	—	—	—	4,604
(1)Represents minimum commitment payments under a four-year cloud computing arrangement. In December 2023, we agreed to amend the cloud computing arrangement and extended the payment period for an additional year.
(2)Represents rental payments under operating leases with remaining non-cancellable terms of less than one year.
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
The following table presents a reconciliation of net loss from continuing operations, the most directly comparable GAAP operating performance measure, to our Adjusted EBITDA for each of the periods indicated (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Net loss from continuing operations	$(97,658)	$(94,411)
Depreciation and amortization	607	343
Interest income, net	(791)	(4,318)
Income tax (benefit) expense	(49)	110
EBITDA	(97,891)	(98,276)
Acquisition-related expenses	53	128
Share-based and unit-based compensation expense	65,418	13,941
Loss (gain) from change in fair value of warrant liability	(30,191)	17,186
Impairment of long-lived assets	733	744
Restructuring expenses	5,335	8,194
Shelf registration expenses	—	200
Transition services expense	—	600
Gain on lease assignments	(8,884)	—
Loss on sale of Bakkt Trust	2,301	—
Loss on extinguishment of convertible debenture	2,617	—
TRA Settlements	26,875	—
Adjusted EBITDA loss	$(33,634)	$(57,283)
Adjusted EBITDA loss for the year ended December 31, 2025 decreased by $23.6 million, or 41.3%, as compared to the year ended December 31, 2024. The decrease was primarily due to a $14.9 million increase in other income primarily from a derivative asset, a $11.7 million reduction in selling, general and administrative expense, a $10.2 million decrease in compensation and benefits and a $2.2 million decrease in in technology and communications expense, partially offset by a $8.8 million increase in professional expense and a $5.4 million decrease in crypto services revenue net of crypto costs and execution, clearing and brokerage fees.

Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with GAAP, which requires us to make estimates and apply judgments that affect the reported amounts. In our notes to the audited consolidated financial statements, we describe the significant accounting policies used in preparing the consolidated financial statements. Our management has discussed the development, selection, and disclosure of our critical accounting policies and estimates with the Audit Committee of the Board. The following items require significant estimation or judgment:
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
We recorded no impairment of goodwill and other intangible assets from continuing operations during the years ended December 31, 2025 and December 31, 2024, respectively. We recorded no impairment of goodwill and other intangible assets from discontinued operations during the years ended December 31, 2025 and December 31, 2024, respectively. See Note 6, Goodwill and Intangible Assets, Net, to our audited consolidated financial statements for additional disclosures related to the impairment of goodwill and other intangible assets. The carrying value of our tradename intangible asset was equal to its fair value and our single reporting unit had no cushion on its goodwill impairment analysis immediately after the impairment was recorded in 2023. Therefore if there are further delays in our ability to execute on our strategy, negative deviations from the budgets utilized in these analyses or further declines in our market capitalization further impairment of our assets is possible.
Crypto Services Revenue Recognition
BFS offers customers the ability to purchase or sell certain digital assets on its platform. BFS partners with a number of liquidity providers to provide customers with immediate liquidity and access to digital assets. BFS settles with the liquidity partners on a daily basis. The contract with a customer is created when a customer agrees to execute a trade on our platform. Each customer purchase and sale transaction only has a single performance obligation which is execution of the trade. We consider the sale of customer digital assets associated with delisted digital assets to be revenue in the context of our contracts with customers. We own the digital assets during the period of time between the customer transaction and the liquidity provider settlement and accordingly act as a principal in the arrangement. We report the gross proceeds of a sale to a customer or liquidity provider, including a spread on the market price of the digital assets as revenue. Substantially all of the consideration is allocated to the execution performance obligation, which is satisfied when we record the transaction to the customer’s account. Custody services are rendered over the initial contract term which we have concluded is one day. Customers have a material right to obtain additional custody services at no cost by not selling the purchased digital assets, which is recognized over the period that the assets are held on our platform. The consideration allocated to the custody and material right performance obligations is estimated on the basis of a cost plus a margin approach and was not material to the year ended December 31, 2025.
Judgment is required in determining whether the Company is the principal or the agent in our contracts with customers. We have determined that we are the principal in transactions with customers as we control the digital assets prior to its delivery to the customer and we are primarily responsible for the delivery of the digital assets to the customer. Accordingly, revenue and costs associated with BFS’s services are presented gross in our consolidated statement of operations.
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
We recorded impairment of long-lived assets of $0.7 million and $0.7 million during the years ended December 31, 2025 and December 31, 2024, respectively. See Note 6, Goodwill and Intangible Assets, Net, and Note 7, Consolidated Balance Sheet Components, to our audited consolidated financial statements for additional disclosures related to impairment of long-lived assets.
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
Recently Issued and Adopted Accounting Pronouncements
Recently issued and adopted accounting pronouncements are described in Note 2, Summary of Significant Accounting Policies, to our audited consolidated financial statements.
Item 7A. Quantitative And Qualitative Disclosures About Market Risk
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Bakkt, Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Bakkt, Inc. (a Delaware corporation) and subsidiaries, formerly known as Bakkt Holdings, Inc. (the “Company”) as of December 31, 2025, the related consolidated statement of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 19, 2026 expressed an unqualified opinion.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Equity Investment in Unconsolidated Affiliate

As described further in note 2 and 7 to the consolidated financial statements, on August 6, 2025, the Company acquired a significant ownership interest in a publicly-traded foreign company (the “Investee”) from the majority owner (the “Seller”) and concurrently entered into an arrangement with the Seller that provides for a put/call option related to downside price protection and an upside-sharing mechanism on the Seller’s remaining shares. Management concluded that the Company does not control the Investee through (1) the variable interest entity model (including assessment of power and economics and agency considerations) or (2) the voting interest model, and therefore accounts for the investment under the equity method.
The principal considerations for our determination that the consolidation assessment is a critical audit matter are the subjective and complex judgments in evaluating whether the Investee is a variable interest entity, evaluating whether the Company has the power to direct the activities that most significantly affect the Investee’s economic performance, and assessing the impact of governance provisions, board representation and contractual arrangements on the control analysis.
Our audit procedures related to the consolidation assessment included the following, among others:
•Evaluating management’s identification and application of the relevant consolidation guidance, including consideration of both the variable interest entity model and the voting interest entity model.
•Inspecting and evaluating governance documents, shareholder rights, and board composition to assess whether the Company had substantive power to direct the activities that most significantly impact the investee’s economic performance.
•Evaluating contractual arrangements, including the put/call option and other economic interests, to assess whether such arrangements altered the Company’s exposure to economics or resulted in agency considerations relevant to the consolidation assessment.
•Performing procedures to identify whether side agreements, voting arrangements, or other contractual rights existed that could provide the Company with unilateral decision-making authority.
•Evaluating whether management appropriately considered the absence or execution status of other significant agreements as of the balance sheet date in reaching its consolidation conclusion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2025.

Atlanta, Georgia
March 19, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Bakkt, Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Bakkt, Inc. (a Delaware corporation) and subsidiaries, formerly known as Bakkt Holdings, Inc. (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated March 19, 2026 expressed an unqualified opinion on those financial statements.
Basis for opinion
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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

/s/ GRANT THORNTON LLP

Atlanta, Georgia
March 19, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Bakkt, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Bakkt, Inc. (formerly, Bakkt Holdings, Inc.) and subsidiaries (the Company) as of December 31, 2024, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for obligations to safeguard crypto assets for others as of December 31, 2024 due to the adoption of SEC Staff Accounting Bulletin 122.
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
/s/ KPMG LLP
We have served as the Company’s auditor from 2024 to 2025.
New York, New York
March 19, 2025, except for the effects of the discontinued operations as discussed in Notes 3, 14, 19, 20 and 21, as to which the date is December 10, 2025.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Bakkt Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows of Bakkt Holdings, Inc. (the Company) for the year ended December 31, 2023 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 2018 to 2024.

Atlanta, GA
March 25, 2024, except for the effects of Staff Accounting Bulletin 122 Accounting for Obligations to Safeguard Crypto-Assets an Entity Holds for its Platform Users, Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, and the Reverse Stock Split completed by the Company on April 29, 2024, all as disclosed in Note 2 as to which the date is March 19, 2025, and except for the effects of Discontinued Operations, as disclosed in Note 2 as to which the date is December 10, 2025.

Bakkt, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	As of December 31, 2025	As of December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$26,962	$39,049
Restricted cash	575	24,889
Customer funds	14,662	88,566
Investments	235	—
Accounts receivable, net	12,070	7,683
Prepaid insurance	2,749	3,971
Assets of businesses held for sale	—	17,519
Other current assets	14,947	2,168
Total current assets	72,200	183,845
Property, equipment and software, net	1,660	2,064
Goodwill	64,658	68,001
Intangible assets	5,550	2,900
Equity method investment	11,149	—
Derivative asset	3,352	—
Noncurrent assets of businesses held for sale	—	2,165
Other assets	4,219	10,402
Total assets	$162,788	$269,377
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued liabilities	$14,876	$14,260
Customer funds payable	14,662	88,566
Deferred revenue, current	789	—
Due to related party	—	2,360
Liabilities of businesses held for sale	—	28,127
Other current liabilities	2,703	4,406
Total current liabilities	33,030	137,719
Warrant liabilities	16,732	46,923
Noncurrent liabilities of businesses held for sale	—	5,778
Other noncurrent liabilities	244	16,104
Total liabilities	50,006	206,524
Commitments and contingencies (Note 16)
Stockholders’ equity:
Class A common stock ($0.0001 par value, 560,000,000 shares authorized, 25,523,039 and 6,510,885 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively)	3	1
Class V common stock ($0.0001 par value, 10,000,000 shares authorized, 0 and 7,178,303 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively)	—	1
Additional paid-in capital	1,017,004	832,693
Accumulated other comprehensive income (loss)	947	(841)
Accumulated deficit	(905,172)	(797,960)
Total stockholders' equity	112,782	33,894
Noncontrolling interest	—	28,959
Total equity	112,782	62,853
Total liabilities and stockholders’ equity	$162,788	$269,377

The accompanying notes are an integral part of these consolidated financial statements

Bakkt, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Revenues:
Crypto services	$2,335,243	$3,441,056	$726,988
Total revenues	2,335,243	3,441,056	726,988
Operating expenses:
Crypto costs (See Note 2)	2,308,390	3,403,207	718,511
Execution, clearing and brokerage fees	18,436	24,024	3,772
Compensation and benefits	77,336	36,071	45,494
Professional services	25,256	16,445	10,164
Technology and communication	7,307	9,476	12,488
Selling, general and administrative	12,666	24,380	30,887
Acquisition-related expenses	53	128	4,299
TRA settlement expense	26,875	—	—
Depreciation and amortization	607	343	12,334
Related party expenses	—	600	3,902
Goodwill and intangible assets impairments	—	—	12,660
Impairment of long-lived assets	733	744	24,103
Restructuring expenses	5,335	8,194	4,249
Other operating expenses	84	30	369
Total operating expenses	2,483,078	3,523,642	883,232
Operating loss from continuing operations	(147,835)	(82,586)	(156,244)
Interest income, net	791	4,318	4,338
Gain (loss) from change in fair value of warrant liability	30,191	(17,186)	(1,571)
Other income, net	19,469	1,153	179
Loss from continuing operations before income taxes and equity in earnings of affiliates	(97,384)	(94,301)	(153,298)
Income tax (benefit) expense	(49)	110	355
Net loss from continuing operations before equity in net earnings of affiliates	(97,335)	(94,411)	(153,653)
Loss from equity method investment	(323)	—	—
Net loss from continuing operations	(97,658)	(94,411)	(153,653)
Net loss from discontinued operations, net of tax	(34,574)	(9,036)	(72,159)
Net loss	$(132,232)	$(103,447)	$(225,812)
Less: Net loss attributable to noncontrolling interest	(25,020)	(56,788)	(150,958)
Net loss attributable to Bakkt, Inc.	$(107,212)	$(46,659)	$(74,854)

Basic net loss per share attributable to Class A common stockholders:
Continuing operations	$(6.55)	$(7.27)	$(14.29)
Discontinued operations	(2.32)	(0.70)	(6.72)
Total basic net loss per share attributable to Class A common stockholders	$(8.87)	$(7.97)	$(21.01)

Diluted net loss per share attributable to Class A common stockholders:
Continuing operations	$(6.55)	$(7.27)	$(14.29)
Discontinued operations	(2.32)	(0.70)	(6.72)
Total diluted net loss per share attributable to Class A common stockholders	$(8.87)	$(7.97)	$(21.01)
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Net loss	$(132,232)	$(103,447)	$(225,812)
Currency translation adjustment, net of tax	868	(1,501)	436
Unrealized (loss) gain on available-for-sale securities, net of tax	—	(173)	114
Comprehensive loss	$(131,364)	$(105,121)	$(225,262)
Comprehensive loss attributable to noncontrolling interest	(24,621)	(57,722)	(150,597)
Comprehensive loss attributable to Bakkt, Inc.	$(106,743)	$(47,399)	$(74,665)
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except share data)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Noncontrolling Interest	Total Equity
	Shares	$	Shares	$
Balance as of December 31, 2022	3,237,074	$—	7,339,310	$1	$773,000	$(676,447)	$(290)	$96,263	$239,811	$336,074
Share-based compensation	—	—	—	—	15,452	—	—	15,452	—	15,452
Unit-based compensation	—	—	—	—	—	—	—	—	1,357	1,357
Forfeiture and cancellation of common units	—	—	(193)	—	—	—	—	—	(13)	(13)
Shares issued upon vesting of share-based awards, net of tax withholding	167,614	—	—	—	176	—	—	176	—	176
Shares issued upon vesting of participation units, net of tax withholding	4,472	—	—	—	(2,634)	—	—	(2,634)	—	(2,634)
Shares issued in connection with Apex acquisition	245,624	—	—	—	10,563	—	—	10,564	—	10,564
Exchange of Class V shares for Class A shares	139,053	—	(139,053)	—	3,126	—	—	3,126	(3,126)	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	146	146	290	436
Unrealized gains on available-for-sale securities	—	—	—	—	—	—	43	43	71	114
Net loss	—	—	—	—	—	(74,854)	—	(74,854)	(150,958)	(225,812)
Balance as of December 31, 2023	3,793,837	$—	7,200,064	$1	$799,683	$(751,301)	$(101)	$48,282	$87,432	$135,714
Share-based compensation	—	—	—	—	15,841	—	—	15,841	—	15,841
Shares issued upon vesting of share-based awards, net of tax withholding	243,794	—	—	—	(2,588)	—	—	(2,588)	—	(2,588)
Exercise of warrants	144,688	—	—	—	2,835	—	—	2,835	—	2,835
Equity offerings, net of issuance costs	2,306,805	1	—	—	16,171	—	—	16,172	—	16,172
Exchange of Class V shares for Class A shares	21,761	—	(21,761)	—	751	—	—	751	(751)	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	(671)	(671)	(830)	(1,501)
Unrealized losses on available-for-sale securities, net of tax	—	—	—	—	—	—	(69)	(69)	(104)	(173)
Net loss	—	—	—	—	—	(46,659)	—	(46,659)	(56,788)	(103,447)
Balance as of December 31, 2024	6,510,885	$1	7,178,303	$1	$832,693	$(797,960)	$(841)	$33,894	$28,959	$62,853
Share-based compensation	—	—	—	—	71,768	—	—	71,768	—	71,768
Shares issued upon vesting of share-based awards, net of tax withholding	1,959,279	—	—	—	(3,071)	—	—	(3,071)	—	(3,071)
Exercise of warrants	4	—	—	—	1	—	—	1	—	1
Exercise of stock options	43,831	—	—	—	385	—	—	385	—	385
Conversion of Debentures	1,746,552	—	—	—	17,500	—	—	17,500	—	17,500
Common Stock Issuance	6,753,627	1	—	—	62,961	—	—	62,962	—	62,962
Exercise of pre-funded warrants	746,362	—	—	—	7,464	—	—	7,464	—	7,464
Exchange of Class V shares for Class A shares	3,728	—	(3,728)	—	15	—	—	15	(15)	—
Up-C Collapse	7,174,575	1	(7,174,575)	(1)	4,305	—	—	4,305	(4,305)	—
TRA Settlements	584,196	—	—	—	22,983	—	—	22,983	—	22,983
Sale of Loyalty	—	—	—	—	—	—	1,301	1,301	—	1,301
Currency translation adjustment, net of tax	—	—	—	—	—	—	487	487	381	868
Net loss	—	—	—	—	—	(107,212)	—	(107,212)	(25,020)	(132,232)
Balance as of December 31, 2025	25,523,039	$3	—	$—	$1,017,004	$(905,172)	$947	$112,782	$—	$112,782
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash flows from operating activities:
Net loss	$(132,232)	$(103,447)	$(225,812)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	607	343	13,932
Change in fair value of contingent consideration liability	—	—	(2,952)
Non-cash lease expense	895	1,721	3,058
Share-based compensation expense	71,603	15,841	15,452
Unit-based compensation expense	—	—	1,309
Forfeiture and cancellation of common units	—	—	(13)
Impairment of long-lived assets	961	889	30,265
Loss on sale of businesses	22,663	—	—
Gain on lease terminations	(8,884)	—	—
Goodwill and intangible assets impairments	—	—	60,499
Loss on disposal of assets	—	—	75
Loss on extinguishment of convertible debenture	2,617	—	—
Loss (gain) from change in fair value of warrant liabilities	(30,191)	17,186	1,571
Change in fair value of derivative assets	(13,973)	—	—
Loss on Equity Method Investee	323	—	—
TRA Equity Settlement	22,983	—	—
Other	538	(52)	19
Changes in operating assets and liabilities:
Accounts receivable	(1,237)	5,405	(10,036)
Prepaid insurance	1,223	9,077	9,773
Deposits with clearinghouse	(2,500)	—	14,991
Accounts payable and accrued liabilities	(5,139)	(15,618)	(7,985)
Due to related party	(2,358)	(870)	2,062
Deferred revenue	(152)	(3,252)	396
Operating lease liabilities	(4,135)	(3,636)	(3,029)
Customer funds payable	(73,904)	55,641	32,334
Assets and liabilities of businesses held for sale	(3,284)	—	—
Other assets and liabilities	177	(431)	3,394
Net cash used in operating activities	(153,399)	(21,203)	(60,697)
Cash flows from investing activities:
Capitalized internal-use software development costs and other capital expenditures	(1,167)	(3,087)	(9,433)
Purchase of marketable securities	(55,235)	(17,966)	(61,829)
Proceeds from the maturity of marketable securities	55,000	35,187	185,765
Proceeds from Sale of Bakkt Trust	4,518	—	—
Purchase of intangible assets	(2,650)	—	—
Purchase of equity method investment	(11,472)	—	—
Cash paid for Loyalty divestiture	(20,146)	—	—
Cash advance for Loyalty Buyer	(17,591)	—	—
Cash proceeds from derivative	10,621	—	—

Bakkt, Inc.
Consolidated Statements of Cash Flows
(in thousands)

Acquisition of Bumped Financial, LLC	—	—	(631)
Acquisition of Apex Crypto LLC, net of cash acquired	—	—	(47,902)
Net cash provided by (used in) investing activities:	(38,122)	14,134	65,970
Cash flows from financing activities:
Proceeds from Concurrent Offerings, net of issuance costs	—	46,505	—
Withholding tax payments on net share settlements on equity awards	(3,071)	(2,690)	(2,634)
Proceeds from the exercise of warrants	1	3	—
Proceeds from Exercise of exercise of stock options	384	—	—
Proceeds from Common Stock Issuance, net of issuance cost	62,961	—	—
Proceeds from exercise of pre-funded warrants	7,464	—	—
Repayment of Convertible Debenture	(7,875)	—	—
Proceeds from borrowings on revolving credit facility	5,000	—	—
Repayments on revolving credit facility	(5,000)	—	—
Cash paid for financing fees	(1,530)	—	—
Proceeds from issuance of convertible debentures, net of discounts	23,750	—	—
Net cash provided by (used in) financing activities:	82,084	43,818	(2,634)
Effect of exchange rate changes	593	(1,501)	436
Net increase (decrease) in cash, cash equivalents, deposits, restricted cash and customer funds	(108,844)	35,248	3,075
Cash, cash equivalents, deposits, restricted cash and customer funds at the beginning of the period	153,746	118,498	115,423
Cash, cash equivalents, deposits, restricted cash and customer funds at the end of the period	$44,902	$153,746	$118,498
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—	$239
Supplemental disclosure of non-cash investing and financing activity:
Non-cash operating lease right-of-use asset acquired	$—	$—	$3,788
Capitalized internal-use software development costs and other capital expenditures included in accounts payable and accrued liabilities	$—	$—	$478
Conversion of Convertible debentures	$17,500	$—	$—
Reconciliation of cash, cash equivalents, deposits, restricted cash and customer funds to consolidated balance sheets:
Cash and cash equivalents	$26,962	$39,049	$52,882
Restricted cash	575	24,889	31,838
Customer funds	14,662	88,566	32,925
Deposits (See Note 7)	2,703	1,242	853
Total cash, cash equivalents, deposits, restricted cash and customer funds	$44,902	$153,746	$118,498
The accompanying notes are an integral part of these consolidated financial statements.

Notes to the Consolidated Financial Statements
1.Organization and Description of Business
Organization
Bakkt, Inc. (f.k.a., Bakkt Holdings, Inc; “Bakkt” or the “Company”) provides software and application program interface products, services, and infrastructure to companies focused on digital asset transactions. On November 3, 2025, the Company completed an internal reorganization to streamline its corporate structure by eliminating the Company’s umbrella partnership-C-corporation (“Up-C”) structure (the “Reorganization”). As part of the Reorganization, Bakkt formed a new holding company that replaced the Company as a listed parent company. Refer to Note 12, Stockholders’ Equity, for details regarding the Reorganization.
Description of Business
The Company provides, or is working to provide, simplified solutions focused in the following areas:
Crypto
•Trading. Bakkt’s platform provides customers with the ability to buy, sell and store crypto via application programming interfaces or embedded web experience. The Company enables clients in various industries to provide their customers with the ability to transact in crypto directly in their trusted environments. Bakkt currently facilitates transactions in the crypto assets listed in the table below.

Crypto Asset	Symbol
Aave	AAVE
Ardano	ADA
Algorand	ALGO
ApeCoin	APE
Arbitrum	ARB
Cosmos	ATOM
Avalanche	AVAX
Basic Attention Token	BAT
Bitcoin Cash	BCH
Binance Coin	BNB
Bonk	BONK
Bitcoin	BTC
Compound	COMP
Curve DAO	CRV
Dogecoin	DOGE
Polka Dot	DOT
Ethereum Classic	ETC
Ethereum	ETH
Filecoin	FIL
Gala	GALA
The Graph	GRT
Hedera	HBAR
Internet Computer Protocol	ICP
Lido DAO	LDO
Chainlink	LINK
Litecoin	LTC
NEAR Protocol	NEAR
Nexo	NEXO
Optimism	OP
Pepe Coin	PEPE
Polygon Ecosystem Token	POL
Pump	PUMP
The Sandbox	SAND
Shiba Inu	SHIB
Solana	SOL
Sui	SUI
Celestia	TIA
Toncoin	TON
TRUMP	$TRUMP
Tron	TRX
Uniswap	UNI
USD Coin	USDC
Dog Wif Hat	WIF
Stellar	XLM
Ripple	XRP
•Stablecoin payments. Bakkt's platform enables the Company's customers to make cross border payments using stablecoin technology and fiat support while leveraging agentic tools powered by artificial intelligence.

•Custody. Bakkt Financial Solutions I, LLC (“BFS”) uses third-party custodial relationships with BitGo, Coinbase Custody and Fireblocks Trust, which are currently used by BFS for custody and coin transfers, where applicable. In addition, BFS also self-custodies select coins to facilitate consumer withdrawals.
BFS holds a New York State virtual currency license (commonly referred to as a "BitLicense"), and money transmitter licenses from all states throughout the United States (“U.S.”) where such licenses are required for the operation of its business and is registered as a money services business with the Financial Crimes Enforcement Network of the United States Department of the Treasury.
As of December 31, 2025, the Company offered digital asset services in the U.S., Latin America, Europe, and Asia.
2.Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying audited consolidated financial statements are prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In addition, certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements in order to conform to current presentation.
In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. The historical financial information is not necessarily indicative of the Company’s future results of operations, financial position, and cash flows.
On April 29, 2024, following approval by the Company’s stockholders and Board of Directors (the “Board”), Bakkt management effected a reverse stock split (the “Reverse Stock Split”) of the Company’s Class A Common Stock, par value $0.0001 per share (“Class A Common Stock”), and Class V Common Stock, par value $0.0001 per share (“Class V Common Stock” and collectively with the Class A Common Stock, the “Common Stock”), at a ratio of 1-for-25 (the “Reverse Stock Split Ratio”). Bakkt’s Class A Common Stock began trading on a reverse-split adjusted basis on the New York Stock Exchange (the “NYSE”) as of the open of trading on April 29, 2024. All outstanding warrants and share-based awards were also adjusted on a 1-for-25 basis. As such, the Reverse Stock Split has been retroactively applied to all share and per share information throughout this Form 10-K (unless otherwise noted).
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Bakkt management bases its estimates and assumptions on historical experience and various judgments that it believes to be reasonable under the circumstances. The significant estimates and assumptions that affect the financial statements may include, but are not limited to, those that are related to going concern, income tax valuation allowances, useful lives and fair value of intangible assets and property, equipment and software, fair value of financial assets and liabilities, determining provision for doubtful accounts, valuation of acquired tangible and intangible assets, the impairment of intangible and long-lived assets and goodwill, and fair market value of stock-based awards. Actual results and outcomes may differ from management’s estimates and assumptions and such differences may be material to the Company’s audited consolidated financial statements.

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
Discontinued Operations
On July 23, 2025, Bakkt Opco Holdings, LLC (“Opco”), a wholly owned subsidiary of the Company, entered into an agreement to sell all of the issued and outstanding equity interests of Bridge2 Solutions, LLC, Aspire Loyalty Travel Solutions, LLC, Bridge2 Solutions Canada, Ltd., and B2S Resale, LLC (collectively, the “Acquired Companies”) to Project Labrador Holdco, LLC, a wholly owned subsidiary of Roman DBDR Technology Advisors, Inc. (the “Purchaser” or "Roman"). These entities comprised the Company’s loyalty and travel redemption business (the “Loyalty Business”), and the transaction was a part of the Company’s strategic transformation into a pure-play digital asset infrastructure platform. The sale transaction closed on October 1, 2025.
Bakkt management determined that the Loyalty Business met the criteria for classification as held for sale and a discontinued operation as of September 30, 2025. This determination was based on management’s commitment to a formal plan to sell the business, the significance of the business to the Company's historical operations, and the expectation that the sale represents a strategic shift that will have a major effect on the Company’s operations and financial results, and would result in the elimination of the operations and cash flows of the Loyalty Business from ongoing operations. As such, the results of operations, financial position, and cash flows of the Loyalty Business have been reclassified and are presented as discontinued operations for all periods presented, where applicable. Assets and liabilities related to the Loyalty Business have been reclassified as held for sale in the consolidated balance sheets, and the related operating results, including any gains or losses on the sale, are reported separately from continuing operations in the consolidated statements of operations for all periods presented. Refer to Note 3, Discontinued Operations, for additional details.

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
At each reporting period, in accordance with U.S. GAAP, Bakkt management evaluates whether there are conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. In accordance with U.S. GAAP, the initial evaluation can only include management’s plans that have been fully implemented as of the issuance date. Operating forecasts for new products/markets cannot be considered in the initial evaluation as those product/market launches have not been fully implemented.

Accordingly, management’s evaluation entails analyzing prospective fully implemented operating budgets and forecasts for expectations of the Company’s cash needs and comparing those needs to the current cash and cash equivalent balances. This evaluation initially does not take into consideration the potential mitigating effect of management’s plans that have not been fully implemented as of the date the financial statements are issued. When substantial doubt exists under this methodology, management evaluates whether the mitigating effect of its plans sufficiently alleviates substantial doubt about the Company’s ability to continue as a going concern. The mitigating effect of management’s plans, however, is only considered if both (1) it is probable that the plans will be effectively implemented within one year after the date that the financial statements are issued, and (2) it is probable that the plans, when implemented, will mitigate the relevant conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that these consolidated financial statements are issued.
Evaluation in conjunction with the issuance of the December 31, 2025 audited consolidated financial statements
Since inception, the Company has consumed cash in excess of cash inflows from operations and fundraising. The Company’s accumulated deficit totaled $905.2 million as of December 31, 2025. Due to these ongoing losses, the Company has been executing a strategic plan to optimize capital allocation and reduce cash expenses since the fourth quarter of 2022.
Significantly expanding Bakkt’s revenue base is critical to the Company’s strategic plan to be able to generate a sustainable operating profit. There is significant uncertainty associated with Bakkt’s projected cash flows in the Company’s going concern analysis primarily related to the revenue growth rates for its expansion to new products, as well as the growth of its revenue base, given the uncertain and rapidly evolving environment associated with digital assets. In forecasting the Company’s expectation of cash needs for the initial going concern evaluation, the Crypto services revenue growth projections exclude activation of new clients or products currently not live on Bakkt’s platform as of the date of release of these audited consolidated financial statements.
Historically, the Company’s sources of liquidity included cash and cash equivalents, available-for-sale securities and equity offerings. As discussed in Note 12, Stockholders’ Equity, on July 30, 2025, the Company raised $75.0 million of gross proceeds prior to underwriting fees and expenses from an offering of common stock and pre-funded warrants. Refer to Note 21, Subsequent Events, herein for additional details related to capital transactions.
Management believes that the Company’s cash and cash equivalents and available-for-sale securities, inclusive of net proceeds from the common stock and prefunded warrant issuance will be sufficient to fund Bakkt’s operations for 12 months from the date these financial statements are issued.
Segments
The Company has one operating and reportable segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), who is Bakkt’s Chief Executive Officer, in deciding how to allocate resources and assessing performance. During the years ended December 31, 2025, December 31, 2024, and December 31, 2023, all material operations are within the United States. The Company’s chief operating decision maker allocates resources and assesses performance based upon financial information at the consolidated level. Refer to Note 20, Segment Reporting, for more information.
Accounts Receivable and Allowance for Credit Losses
Bakkt classifies rights to consideration in exchange for services or goods as accounts receivable. Accounts receivable are rights to consideration that are unconditional (i.e., only the passage of time is required before payment is due). “Accounts receivable, net” includes billed and contract assets (i.e., unbilled receivables), net of an estimated allowance for doubtful accounts. Management calculates the allowance using the current expected credit loss model. The allowance is based upon historical loss patterns, the number of days that billings are past due and, an evaluation of the potential risk of loss associated with delinquent accounts and incorporates the use of forward-looking information over the contractual term of the Company’s accounts receivable. Receivables are written-off and charged against the recorded allowance when the Company has exhausted collection efforts without success. As of December 31, 2025 and December 31, 2024, the allowance for estimated credit losses is immaterial.
Acquisition-Related Expenses
The Company incurs incremental costs relating to acquisitions and other strategic opportunities. This includes fees for investment banking advisors, lawyers, accountants, tax advisors and public relations firms, as well as other external costs directly related to the proposed or closed transactions. See Note 5, Business Combination and Acquisition, for additional information related to acquisition-related expenses.
Business Combinations
The Company accounts for business combinations using the acquisition accounting method, which requires it to determine the fair value of identifiable assets acquired and liabilities assumed, including any contingent consideration, to properly allocate the purchase price to the individual assets acquired and liabilities assumed and record any residual purchase price as goodwill in accordance with U.S. GAAP. Bakkt management identifies and attributes fair values and estimated lives to the intangible assets acquired and allocates the total cost of an acquisition to the underlying net assets based on their respective estimated fair values. Determining the fair value of assets acquired and liabilities assumed requires management’s judgment and involves the use of significant estimates, including projections of future cash inflows and outflows, discount rates and asset lives. These determinations will affect the amount of amortization expense recognized in future periods. Management bases its fair value estimates on assumptions it believes are reasonable but recognize that the assumptions are inherently uncertain.
For business combinations effected through a common control transaction, management measures the recognized net assets of the acquired business at the carrying amounts of the net assets previously recognized by the related party. The Company reflects the operations of entities acquired through a common control transaction in its financial statements as of the first date in the reporting period or as of the date that the entity was acquired by the related party, as applicable.

For business combinations including contingent consideration, management evaluates the contractual terms to determine whether the contingency should be classified as liability or equity. For liability classified contingent consideration, management evaluates the fair value of the contingent consideration each reporting period, and records changes in the fair value through income.
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
Cash and Cash Equivalents and Restricted Cash
Bakkt considers all short-term, highly liquid investments with maturities from the purchase date of three months or less to be cash equivalents. Deposits held with Federal Deposit Insurance Corporation insured institutions are insured up to $250 thousand per depositor, per institution. At times, the Company’s cash balance may exceed these insured limits. Management monitors the financial condition of the institutions holding these deposits and believes the Company is not exposed to significant credit risk. The Company had $0.2 million and $15.0 million invested in money market funds as of December 31, 2025 and December 31, 2024, respectively, of which $— and $11.4 million, respectively, was reported as restricted cash.

The Company classifies all cash and cash equivalents that are not available for immediate or general business use as restricted. Restricted cash includes amounts set aside due to regulatory requirements or insurance collateral. Refer to Note 15, Capital Requirements, for additional information.
Compensation and Benefits
Compensation and benefits expense primarily consists of salaries and wages, bonuses, contract labor fees, share-based compensation, unit-based compensation, payroll taxes and benefits associated with the compensation of the Company’s employees, excluding share-based and unit-based compensation included in “Restructuring expenses” in the consolidated statements of operations.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, and accounts receivable, including unbilled accounts receivable. The associated risk of concentration for cash and cash equivalents and restricted cash is mitigated by banking with creditworthy institutions. At certain times, amounts on deposit exceed limits of the Federal Deposit Insurance Corporation. Bakkt has not experienced any losses on its deposits of cash and cash equivalents.
Refer to Note 20, Segment Reporting, for additional information on customer concentration.
Convertible Debentures
On June 18, 2025, the Company issued a $25.0 million convertible debenture that was classified as a liability in accordance with U.S. GAAP. The debenture was convertible into shares of the Company's Class A Common Stock at the option of the holder. Because the conversion option did not require separate accounting, the liability was initially measured at the proceeds received, and the convertible debenture was reported at amortized cost each reporting period. The original discount on the debenture and issuance costs were being amortized to interest expense over the term of the debenture using the effective interest method. On September 15, 2025, the Company exercised its right to redeem the remaining outstanding balance of the convertible debenture in cash, which resulted in the acceleration of the remaining original discount and issuance costs of the debenture, which were recognized as a loss on the extinguishment of debt.
Customer Funds and Customer Funds Payable
Customer funds represents fiat currency deposited in bank accounts segregated from corporate funds. In accordance with state money transmitter laws, the Company may invest customer cash deposits in certain permissible investments. As of December 31, 2025, Bakkt had not made any such investments. The Company classifies the assets as current since they are readily available for customer use with a corresponding current customer funds payable liability.
Deferred Revenue
Deferred revenue includes amounts invoiced and collected prior to the Company meeting the criteria for revenue recognition. Bakkt invoices customers for service fees at the time the service is performed, and such fees are recognized as revenue over time as the Company satisfies its performance obligation. The portion of deferred revenue to be recognized in the succeeding twelve-month period is recorded as “Deferred revenue, current” on the consolidated balance sheets, and the remaining portion is recorded as “Deferred revenue, noncurrent” on the consolidated balance sheets. Management has determined that these arrangements do not contain a significant financing component, and therefore the transaction price is not adjusted.

Derivative Assets and Liabilities
Derivative assets and liabilities are recorded on the Company`s consolidated balance sheets at their fair value on the date of issuance and are revalued on each balance sheet date until such instruments are settled or expire, with changes in the fair value between reporting periods recorded as other income or expense within Other income, net in the consolidated statements of operations.
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
Fair Value Measurements
Bakkt accounts for financial assets and liabilities that are recognized and/or disclosed at fair value on a recurring basis in accordance with U.S. GAAP. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, management considers the principal or most advantageous market in which the Company would transact, and considers assumptions that market participants would use when pricing the asset or liability. U.S. GAAP establishes a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable and proscribes the following fair value hierarchy in determining fair values:
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
Level 3 — Unobservable inputs reflecting management’s view about the assumptions that market participants would use in measuring the fair value of the assets or liabilities.

Goodwill and Intangible Assets
Goodwill and intangible assets that have indefinite useful lives are accounted for in accordance with U.S. GAAP. Management allocates the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess of the acquisition consideration transferred over the fair value of the net assets acquired, including other intangible assets, is recorded as goodwill. Goodwill is tested for impairment at the reporting unit level, and Bakkt is organized and operate as a single reporting unit. Goodwill and indefinite-lived intangible assets are tested at least annually or more frequently when events or circumstances occur that indicate that it is more likely than not that an impairment has occurred. The Company’s annual testing date is October 1st of each year. In assessing goodwill and intangible assets for impairment, management first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. In the qualitative assessment, management may consider factors such as economic conditions, industry and market conditions and developments, overall financial performance and other relevant entity-specific events in determining whether it is more likely than not that the fair value of the reporting unit is less than the carrying amount. Should management conclude that it is more likely than not that the recorded goodwill and intangible assets amounts have been impaired, management would perform the quantitative impairment test. An impairment loss is recognized in earnings if the estimated fair value of a reporting unit or indefinite lived intangible asset is less than the carrying amount of the reporting unit or intangible asset. Significant judgment is applied when goodwill and intangible assets are assessed for impairment.
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
Income Taxes
Bakkt accounts for deferred federal and state income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred tax assets are also recognized for the future tax benefits attributable to the expected utilization of existing tax net operating loss carryforwards and other types of carryforwards. If the future utilization of some portion of deferred taxes is determined to be unlikely, a valuation allowance is provided to reduce the recorded tax benefits from such assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In the event interest or penalties are incurred with respect to income tax matters, the Company’s policy is to include such items in income tax expense. Bakkt records deferred tax assets and liabilities on a net basis on the consolidated balance sheets. The Company recognizes interest and penalties related to uncertain tax positions in Income tax (expense) benefit in the consolidated statements of operations.

Leases
Management considers a lease to have commenced on the date when the Company is granted access to the leased asset. The Company determines if an arrangement is a lease and whether it is classified as finance or operating at the inception of the contract. Bakkt recognize the lease at its commencement date on the balance sheet as a liability for its obligation related to the lease and a corresponding asset representing its right-of-use use of the underlying asset over the period of use. Leases with an initial term of 12 months or less are not recorded on the balance sheet and the lease expense for these leases is recognized on a straight-line basis over the lease term.
The lease liability for each lease is recognized as the present value of the lease payments not yet paid at the commencement date. The right-of-use (“ROU”) asset for each lease is recorded at the amount equal to the initial measurement of lease liability, adjusted for balances of prepaid rent, lease incentives received and initial direct costs incurred.
When determining lease term, management considers renewal options that are reasonably certain to exercise and termination options that are reasonably certain to not be exercised, in addition to the non-cancellable lease term.
For operating leases, expense is generally recognized on a straight-line basis over the lease term and is recorded within Selling, general and administrative in the consolidated statements of operations. For finance leases, interest on lease liability is recognized using the effective interest method, while the ROU asset is amortized on a straight-line basis over the shorter of the useful life of the ROU asset or the lease term. Interest on lease liability is recorded within Interest income (expense), net in the consolidated statements of operations, and amortization of right-of-use assets is recorded within Depreciation and amortization in the consolidated statements of operations.
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
The Company has elected the practical expedient under which lease components are not separated from the non-lease components for all classes of underlying assets. Accordingly, each lease component and the non-lease components related to the lease component are accounted for as a single lease component.
Noncontrolling Interest
Prior to November 3, 2025, Bakkt was the sole managing member of Bakkt Opco Holdings, LLC (“Opco”) and its operating subsidiaries and, as a result, consolidated the financial results of Opco. The Company reported a noncontrolling interest representing the portion of Opco that it controlled and consolidated but did not own. Bakkt recognized each noncontrolling holder’s respective share of the estimated fair value of the net assets at the date of formation or acquisition. Noncontrolling interest was subsequently adjusted by the noncontrolling holders’ share of additional contributions, distributions and their share of the net earnings or losses of each respective consolidated entity. The Company allocated net income or loss to noncontrolling interest based on the weighted average ownership interest during the period. The net income or loss that was not attributable to the Company was reflected in Net loss attributable to noncontrolling interest in the consolidated statements of operations. Each Opco Common Unit, when coupled with one share of the Company’s Class V common stock was referred to as a “Paired Interest.” When Paired Interests were exchanged, the Company received a corresponding number of Opco Common Units, increasing the Company’s total ownership interest in Opco. Changes in the Company’s ownership interest in Opco while it retained a controlling interest in Opco was accounted for as equity transactions. As such, redemptions or direct exchanges of Opco Common Units by the noncontrolling members of Opco resulted in a change in ownership and reduced the amount recorded as noncontrolling interest and increased additional paid-in capital.
On November 3, 2025, the Company completed the “Reorganization. As part of the Reorganization, Bakkt formed a new holding company that replaced the Company as a listed parent company, and transitioned to a single class of common stock. The noncontrolling interest ceased to exist as of the Reorganization.
Professional Services
Professional services expenses consist of costs associated with audit, tax, legal and other professional services and are recognized as incurred.
Property, Equipment and Software, Net
Property, equipment and software are stated at cost, less accumulated depreciation and amortization.
Costs related to software the Company develops or obtains for internal use are included in Property, equipment and software, net on the consolidated balance sheets. Costs incurred during the preliminary or maintenance development stage are expensed, and costs incurred during the application development stage are capitalized and are amortized over the useful life of the software.
Depreciation and amortization are computed using the straight-line method over the following estimated useful lives of assets:

Internal use software	3-7 years
Purchased software	3 years
Other computer and network equipment	3 years
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
Revenue Recognition
Bakkt recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which it expects to be entitled in exchange for those goods or services.
Crypto Services
Crypto services revenues are derived from crypto trading and custody services.
Trading: BFS offers customers the ability to purchase or sell certain crypto on its platform. BFS partners with a number of liquidity providers to provide customers with immediate liquidity and access to crypto. BFS settles with the liquidity partners on a daily basis. The contract with a customer is created when a customer agrees to execute a trade on the

Company’s platform. Each customer purchase and sale transaction only includes a single performance obligation which is execution of the trade. The Company considers the sale of customer crypto associated with delisted crypto to be revenue in the context of its contracts with customers. BFS reports the gross proceeds of a sale to a customer or liquidity provider, including a spread on the market price of the crypto as revenue. Substantially all of the consideration is allocated to the execution performance obligation, which is satisfied when the Company records the transaction to the customer’s account. Custody services are rendered over the initial contract term which the Company has concluded is one day.
Judgment is required in determining whether the Company is the principal or the agent in its contracts with customers. The Company has determined that it is the principal in transactions with customers as it controls the crypto during the period of time between the customer transaction and the liquidity provider settlement and its is primarily responsible for the delivery of the crypto to the customer. Accordingly, revenue associated with BFS’s services is presented gross in Crypto services revenue in the consolidated statements of operations and the cost basis of acquired cryptocurrency associated with BFS’s services are presented gross in Crypto costs in the consolidated statements of operations.
Where applicable, the Company makes payments to introducing brokers based on the transaction volume from resulting customer volume. These payments are expensed in the period they are incurred and are included in Clearing, Execution and Brokerage Fees on the consolidated statements of operations.
The Company maintains an inventory of digital assets to facilitate consumer transactions if needed and may adjust its inventory levels under its inventory policy. Sales of digital assets resulting from inventory adjustments are not part of the normal course of business. Accordingly, proceeds from the sale of digital assets outside of the normal course of business are included in Other income, net, net of the cost of crypto sold, in the consolidated statements of operations.
Custody: For customers that used Bakkt Trust’s custody services on a standalone basis, the Company charged a fee, which was generally based on a fixed fee and represented fixed consideration. The Company invoiced customers on a quarterly basis. Bakkt Trust’s performance obligation related to the storage and custody of a customer’s crypto represented an obligation to provide custody services for crypto. The contract for custodial services could be terminated by the applicable institution or high net worth individual at any time upon final withdrawal of all crypto, without incurring a penalty. As a result, the Company believed its contracts represented day-to-day contracts with each day representing a renewal. The daily contract consisted of a single performance obligation to provide custodial services, with the transaction price equal to a pro rata portion (i.e., daily) of the annual custody fee. The Company’s performance obligation to provide custodial services met the criterion to be satisfied over time. Revenue from custodial services is included in Crypto services revenues in the consolidated statements of operations.
Revenue from custody services is included in Subscription and services revenue in the disaggregation of revenue by service type table within Note 4, Revenue from Contracts with Customers.
Practical expedients
The Company elected the following practical expedients under U.S. GAAP:
•Excluding sales taxes from the measurement of the transaction price;
•Not adjusting the transaction price for the existence of a significant financing component if the timing difference between a customer’s payment and the Company’s performance is one year or less; and
•Not providing disclosures about the transaction price allocated to unsatisfied performance obligations for contracts with a duration of one year or less or when the consideration is variable and allocated entirely to a wholly unsatisfied performance obligation or a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation.
Additionally, the Company elected the practical expedient under U.S. GAAP to not capitalize incremental costs to obtain a contract with a customer if the amortization period is one year or less.

Refer to Note 4, Revenue from Contracts with Customers, for additional disclosures related to the recognition of revenue.
Selling, General and Administrative
Selling, general and administrative expenses consist primarily of costs associated with advertising, marketing, insurance and rent. Advertising costs are expensed as incurred. Total advertising costs for the years ended December 31, 2025, December 31, 2024, and December 31, 2023 were $0.6 million, $2.5 million, and $4.5 million, respectively.
Share-Based Compensation
Share-based compensation expense relates to restricted stock units (“RSUs”), performance stock units (“PSUs”) and stock options (collectively the “Equity Awards”) granted or outstanding during the period. The Company’s Equity Awards are measured at fair value on the date of grant and recognized as expense in Compensation and benefits in the statements of operations over the requisite service period. Expense is recognized on a straight-line basis for awards that vest based solely on a service condition. In addition to a service condition, PSUs provide an opportunity to receive shares based on market conditions or the Company’s performance as measured against objective performance goals. The Company records compensation expense for PSUs on an accelerated attribution basis, and for performance condition awards, based on its assessment of the probable outcome of the performance conditions at each reporting period. The fair value of RSUs and PSUs is determined as the closing price of the Company’s Class A Common Stock on the date of grant. Management engaged a third-party valuation firm to estimate the fair value of the stock options. The Company accounts for forfeitures as they occur. See Note 13, Share-Based and Unit-Based Compensation, for additional information about share-based compensation.
Technology and Communication
Technology and communication expenses include costs incurred in operating and maintaining the Company’s digital asset platform, including software licenses, software maintenance and support, hosting and infrastructure costs.
Translation of Foreign Currencies and Foreign Currency Transactions
The Company’s foreign subsidiaries’ functional currencies are their respective local currencies. The assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the exchange rate at the balance sheet date. Revenue and expenses are translated using average monthly rates. Translation adjustments are included in Accumulated other comprehensive loss on the consolidated balance sheets and reflected as Currency translation adjustment, net of tax in the consolidated statements of comprehensive loss.
Monetary assets and liabilities are translated at the rate in effect at the balance sheet date, with subsequent changes in exchange rates resulting in transaction gains or losses, which are included in Other income, net in the consolidated statements of operations. Non-monetary assets and liabilities are translated at historical rates and revenue and expenses are translated at average rates in effect during each reporting period.
Unit-Based Compensation
Unit-based compensation expense related to the replacement incentive units and phantom units (“participation” units) granted prior to the business combination that led to the Company becoming a public company on October 15, 2021, that were issued to employees as purchase consideration. The replacement incentive units and participation units were measured at fair value on the closing date of the business combination, and the Company recognized expense in Compensation and benefits in the consolidated statements of operations and comprehensive loss over the requisite service period. Additionally, the Company recognized variable compensation expense for participation units, which historically had been classified as liabilities, based on changes to the fair value of the awards at each reporting date. The Company elected to account for forfeitures as they occurred. See Note 13, Share-Based and Unit-Based Compensation, for additional disclosures related to unit-based compensation.
Warrant Accounting
Bakkt accounts for our Class A common stock warrants in accordance with applicable accounting guidance under U.S. GAAP, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreement. The Company classifies as equity any equity-linked contracts that (1) require physical settlement or net-share settlement or (2) give it a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). Bakkt classifies as assets or liabilities any equity-linked contracts that (1) require net-cash settlement (including a requirement to net-cash settle the contract if an event occurs and if that event is outside its control) or (2) give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). All public and private placement warrants issued by Bakkt were deemed to qualify for liability classification and were therefore recorded at fair value at grant date and are re-measured to fair value at each reporting date. See Note 11, Warrants, for additional information.
Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06"). This ASU simplifies the accounting for convertible instruments by eliminating certain separation models and improves the consistency of earnings per share calculations by requiring the use of the if-converted method for all convertible instruments. It also enhances disclosures about the terms of convertible instruments and contract in an entity's own equity. ASU 2020-06 was effective for fiscal years beginning after December 15, 2023, including interim periods within those years. In connection with the Convertible debenture issued in June 2025, the Company was subject to and adopted ASU 2020-06. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which requires additional tax disclosures, predominantly related to the effective income tax rate reconciliation and income taxes paid. The ASU is effective for annual periods beginning in fiscal 2025. Early adoption was permitted. The adoption of ASU No. 2023-09 impacted the Company’s income tax disclosures but did not have a material impact on its consolidated financial position, results of operations, or cash flows. The Company adopted this guidance on a prospective basis effective January 1, 2025. Refer to Note 17, Income Taxes, for impacts to the related disclosures.
In December 2023, the FASB issued ASU No. 2023-08, Intangibles-Goodwill and Other-Crypto Assets (Topic 350-60), Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”), which requires entities measure assets that meet the scope criteria at fair value with changes recognized in net income each reporting period. ASU 2023-08 also requires enhanced disclosures for interim and annual periods. The ASU was effective for fiscal years beginning after December 15, 2024, including interim periods within those years. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU provides a comprehensive list of interim disclosures required by U.S. GAAP and includes a disclosure principle that requires entities to disclose events since the last annual reporting period that have a material impact on the reporting entity. The ASU also clarifies the applicability of Accounting Standards Codification (“ASC”) 270, types of interim reporting, and the form and content of interim financial statements in accordance with U.S. GAAP. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides a practical expedient when developing reasonable and supportable forecast as part of estimating credit losses that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those periods, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.
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
Bakkt management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

3. Discontinued Operations
Bakkt’s Loyalty Business offered a full spectrum of supplier content through configurable, white-label e-commerce storefronts that end users could acquire via redemption of loyalty points. The Company’s redemption catalog spanned a variety of rewards categories including travel, gift cards and merchandise, including a unique Apple product and services storefront. The travel solution offered a retail e-commerce booking platform with direct supplier integrations, as well as a U.S.-based call center for live-agent booking and servicing. Bakkt’s platform provided a unified shopping experience that was built to seamlessly extend its customers’ loyalty strategies and user experience for their loyalty programs. The platform’s functionality included a mobile-optimized user interface, numerous configurations to support diverse program needs, promotional campaign services, comprehensive fraud protection capabilities and the ability to split payments across both loyalty points and credit cards. On July 23, 2025, Bakkt agreed to sell the Loyalty Business, and closed the sale on October 1, 2025. As described in Note 2, Summary of Significant Accounting Policies, the Loyalty business is reported as a discontinued operation. Unless otherwise indicated, the notes to the financial statements herein are presented to reflect continuing operations, subsequent to the sale of the Loyalty Business. The Company has a Transition Service Agreement with the Loyalty buyer whereby both parties agree to provide services to each other. The Transition Services Agreement ends in early 2026 but can be extended by mutual agreement of the parties. The amount paid between the parties for the Transition Services Agreement for the year ended December 31, 2025, was immaterial
The following table presents the major classes of line items constituting income from discontinued operations, net of tax, in the Company’s consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Revenues:
Loyalty services	$28,202	$49,164	$53,148
Operating expenses:
Compensation and benefits	35,039	47,093	56,548
Professional services	111	359	218
Technology and communication	4,619	8,238	8,349
Selling, general and administrative	947	2,173	2,498
Depreciation and amortization	—	—	1,598
Goodwill and intangible assets impairments	—	—	47,839
Impairment of long-lived assets	228	145	6,162
Restructuring expenses	—	—	359
Other operating expenses	679	1,486	1,223
Total operating expenses	41,623	59,494	124,794
Operating loss from discontinued operations	(13,421)	(10,330)	(71,646)
Loss on sale of the Loyalty business	(20,362)	—	—
Other (expense) income, net	(772)	1,354	(424)
Loss from discontinued operations before income taxes	(34,555)	(8,976)	(72,070)
Income tax (expense) benefit	(19)	(60)	(89)
Loss from discontinued operations, net of tax	$(34,574)	$(9,036)	$(72,159)

The following table presents the carrying amounts of the major classes of assets and liabilities held for sale as of December 31, 2025 and December 31, 2024 (in thousands):

	As of December 31, 2025	As of December 31, 2024
Accounts receivable, net	$—	$16,965
Prepaid insurance		1
Other current assets		553
Assets of businesses held for sale	$—	$17,519

Property, equipment and software, net	$—	$—
Other assets		2,165
Noncurrent assets of businesses held for sale	$—	$2,165

Accounts payable and accrued liabilities	$—	$25,651
Deferred revenue, current		1,605
Other current liabilities		871
Liabilities of businesses held for sale	$—	$28,127

Deferred revenue, noncurrent	$—	$2,621
Other noncurrent liabilities		3,157
Noncurrent liabilities of businesses held for sale	$—	$5,778

Cash flows related to discontinued operations are included in the Company’s consolidated statements of cash flows for the years ended December 31, 2025, 2024 and 2023. The following table presents selected items affecting the consolidated statements of cash flows (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Significant noncash activities - operating
Non-cash lease expense	$416	$578	$1,970
Share-based compensation expense	6,184	1,173	980
Depreciation and amortization	—	—	1,598
Impairment on long-lived assets	—	—	6,162
Impairment of intangible assets	—	—	47,839
Total	$6,600	$1,750	$58,549

Significant noncash activities - investing
Capitalized internal-use software development cost	$—	$—	$1,938
4.Revenue from Contracts with Customers
Disaggregation of Revenue
Revenue by service type and by platform is as follows (in thousands):

Service Type	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Transaction revenue(a)	$2,335,193	$3,440,976	$726,796
Subscription and service revenue	50	80	192
Total revenue	$2,335,243	$3,441,056	$726,988
(a)Amounts are net of rebates and incentive payments of $—, $0.1 million and $0.1 million for the years ended December 31, 2025, December 31, 2024, and December 31, 2023 respectively. Included in these amounts are amounts earned from related parties of $— for the year ended December 31, 2025, and about $0.3 million in aggregate for both years ended December 31, 2024 and December 31, 2023, respectively.

Platform	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Crypto services(b)	2,335,243	3,441,056	726,988
Total revenue	$2,335,243	$3,441,056	$726,988
(b)Amounts are net of rebates and incentive payments of $— and $0.1 million and $0.1 million for the years ended December 31, 2025, December 31, 2024, and December 31, 2023 respectively. Included in these amounts are amounts earned from related parties of less than $0.3 million for the years ended December 31, 2024 and December 31, 2023.
Bakkt has one reportable segment. See Note 2, Summary of Significant Accounting Policies, for additional information.
Refer to Note 20, Segment Reporting, for additional information on geographic revenue and customer concentration.

The Company recognized income from the sale of digital assets in its inventory reserve, net of the cost of digital assets sold, of $—, $0.3 million and $0.2 million during the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively.
Remaining Performance Obligations
As of December 31, 2025 and December 31, 2024, no amount of transaction price was allocated to remaining performance obligations.
Contract Costs
For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, the Company did not incur any incremental costs to obtain and/or fulfill contracts with customers, respectively.
5.Business Combinations and Asset Acquisition
Apex Crypto
On April 1, 2023, the Company completed the acquisition of 100% of the ownership interests of Apex Crypto. Bakkt recognized goodwill from the acquisition due to the assembled, experienced workforce and anticipated growth the Company expected to achieve from Apex Crypto’s sales pipeline and product capabilities. The total consideration as measured at April 1, 2023 included $55.0 million in cash, approximately $10.5 million in Class A common stock payable based on Apex Crypto’s performance in the fourth quarter of 2022, and $11.8 million of cash paid for net working capital, which was predominantly cash held in banks. In addition, the Company may pay up to $100.0 million of Class A common stock as additional consideration depending on Apex Crypto’s achievement of certain financial targets through 2025 (the “contingent consideration”). As part of the purchase price allocation the value of the contingent consideration was estimated to be $2.9 million.
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
The contingent consideration payable in Class A common stock to Apex Crypto's former owners based on the performance of the business in the 2023-2025 annual periods was estimated using a Monte Carlo model given the range of possible outcomes. As of December 31, 2023 and 2024, management determined the value of the contingent consideration was zero, based on forward-looking projections and minimum profit requirements associated with the earn-out and reversed the accrual through acquisition expenses. As of December 31, 2025, the value of the contingent consideration continues to be estimated at zero.
Revenue generated by Apex Crypto from the acquisition date through December 31, 2023 was $725.9 million, and is included in the Company's consolidated statements of operations. Net loss generated by Apex Crypto from the acquisition date through December 31, 2023 was $39.9 million, and is included in the Company's consolidated statements of operations.
The following unaudited pro forma financial information presents the Company's results of operations as if the acquisition of Apex Crypto had occurred on January 1, 2022. The unaudited pro forma financial information as presented below is for illustrative purposes and does not purport to represent what the results of operations would actually have been if the acquisition of Apex Crypto occurred as of the date indicated or what the results would be for any future periods. The unaudited pro forma results reflect the step-up amortization adjustments for the fair value of intangible assets acquired, acquisition-related expenses, and share-based compensation expense for newly issued restricted stock units. Proforma revenue for the year ended December 31, 2023 would be $1,225.5 million. Proforma net loss for the years ended December 31, 2023 would be $219.5 million.
Subsequent to the acquisition, Bakkt changed the name of Apex Crypto to BFS.
Bumped Acquisition
On February 8, 2023, Bakkt acquired 100% of the units of Bumped Financial, LLC, which the Company subsequently renamed Bakkt Brokerage, LLC (“Bakkt Brokerage”), a broker-dealer registered with the SEC and the Financial Industry Regulatory Authority, Inc., for cash consideration of $0.6 million. Because of the limited scope of its historical operations, management determined that substantially all of the purchase consideration in the transaction would be allocated to the in-place licenses Bakkt Brokerage held and as such, have accounted for this as an asset acquisition.

6.Goodwill and Intangible Assets, Net
Changes in goodwill for the periods presented consisted of the following (in thousands):

Balance as of December 31, 2023
Goodwill	$1,579,265
Accumulated Impairment	(1,511,264)
68,001

Balance as of December 31, 2024
Goodwill	$1,579,265
Accumulated Impairment	(1,511,264)
68,001

Sale of Bakkt Trust	(3,343)

Balance as of December 31, 2025
Goodwill	1,575,922
Accumulated Impairment	(1,511,264)
$64,658
The Company recorded no impairment charges related to goodwill and other intangible assets during the years ended December 31, 2025 and 2024, and recorded an impairment charge of $12.7 million during the year ended December 31, 2023.
No goodwill was allocated to the sale of the Loyalty business based on the financial terms and conditions of the transaction. During the second quarter of 2025, the Company completed the sale of Bakkt Trust and included approximately $3.3 million of goodwill in the carrying amount of Bakkt Trust upon sale and in determining the loss on sale.
Impairment Analyses Performed During The Year Ended December 31, 2025
The Company conducts an impairment assessment annually in the fourth quarter, or more frequently if impairment indicators are present.
On March 14, 2025, the Company's largest crypto client, Webull, notified the Company that it would not renew its agreement with Bakkt that ended on June 14, 2025, although the Company continues to service a limited number of states under an amended agreement with Webull. Due to the significance of Webull to the Company's historical Crypto services revenue, Bakkt management determined that the non-renewal notification was a triggering event indicating a potential impairment of the Company's goodwill during the three months ended March 31, 2025. The Company elected to bypass performing a qualitative assessment and proceeded directly to a quantitative impairment assessment.
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
The Company performed its annual goodwill impairment test in the fourth quarter of 2025. For the annual assessment, management evaluated the following qualitative factors:
•Macroeconomic conditions impacting the Company’s commercial objectives and/or business plans;
•Industry and market considerations, including the structural growth in institutional adoption, stablecoins and real-world asset tokenization;
•Cost factors and overall Company financial performance; and
•The Company’s market capitalization relative to the book value of its equity.
Bakkt management determined that there were no events or circumstances that changed the Company’s previous conclusion as of March 31, 2025 that the fair value of its single reporting unit exceeded its carrying amount.
Impairment Analyses Performed During The Year Ended December 31, 2024
The Company conducts an impairment assessment annually in the fourth quarter, or more frequently if impairment indicators are present. The Company retained a third-party valuation firm to estimate the fair value of its Tradename and single reporting unit.
Goodwill impairment is measured as the excess of a reporting unit's carrying amount over its estimated fair value, not to exceed the carrying amount of goodwill for that reporting unit. For the quantitative goodwill impairment analysis, the Company compared the estimated fair value of its reporting unit to the carrying amount. The estimated fair value of the reporting unit was derived using a market approach and an income approach, with equal weighting given to both approaches. A DCF model was used for the income approach. The DCF model reflected the Company’s assumptions regarding revenue growth rates, forecast EBITDA margins (and thus operating expenses), capital expenditures, discount rates (including the company-specific risk premium assumption), terminal period growth rates, economic and market trends, and other expectations about the anticipated operating results of its reporting unit. Management estimates of future performance and metrics of GPCs were used to estimate revenue growth rates, EBITDA margins, and discount rate. Market and industry reports and data were used to estimate terminal period growth rates. The base of the income approach utilized the Company’s projected cash flow estimates, which are unobservable, Level 3 inputs. Unobservable inputs are used to measure fair value to the extent that relevant observable inputs are not available. The overall forecast estimate was developed using the best information available as of October 1, 2024, in consultation with a third-party valuation firm. The discount rate used is intended to be commensurate with the risks and uncertainty inherent in Bakkt’s business. The market approach valuation was derived from metrics of the GPCs, which are Level 2 inputs, and management estimates of future performance with consideration for a control premium. A significant judgment in using the market approach includes the selection of comparable GPCs with consideration of risk profiles, size, geography, and business operations.
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
The results of the Company’s 2024 quantitative impairment analyses indicated there was no impairment of the Company’s Tradename or goodwill. Bakkt Management considered the existence of material nonpublic information as of December 31, 2024 in reaching this conclusion (Level 3 inputs).
The Company’s goodwill was not impacted by foreign currency translation during the year ended December 31, 2025 and was impacted by foreign currency translation of less than $0.1 million during the year ended December 31, 2024.
Intangible assets consisted of the following (in thousands):

	December 31, 2025
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Trademarks / trade names	Indefinite	2,900	—	—	2,900
Domain names	Indefinite	2,650	—	—	$2,650
Total		$5,550	$—	$—	$5,550

	December 31, 2024
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Trademarks / trade names	Indefinite	2,900	—	—	2,900
Total		$2,900	$—	$—	$2,900
During the year ended December 31, 2025, the Company acquired website domain names for approximately $2.7 million. The domain names were acquired to support the global expansion of Bakkt’s digital asset strategy in strategic jurisdictions.

Bakkt did not record any amortization of intangible assets for the years ended December 31, 2025 and 2024. Amortization of intangible assets for the year ended December 31, 2023 was $2.7 million and is included in Depreciation and amortization in the consolidated statements of operations.
7.Consolidated Balance Sheet Components
Accounts Receivable, Net
Accounts receivable, net consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Trade accounts receivable	$98	$164
Customers, clients and liquidity providers	4,244	5,833
Unbilled receivables	27	2
Deposits	2,703	1,242
Other receivables	5,234	1,250
Total accounts receivable	12,306	8,491
Less: Allowance for doubtful accounts	(236)	(808)
Total	$12,070	$7,683
Deposits includes cash, as noted on the consolidated statements of cash flows, at clearing agencies used to settle customer transactions. Amounts payable and receivable to liquidity providers are reported net by counterparty when the right of offset exists.
Included in other receivables is $5.0 million due from the buyer of the Loyalty business under the Purchase Agreement. See Note 16, Commitments and Contingencies for a description of the litigation the Company filed against the buyer of the Loyalty business.
There were no write-offs of receivables during the year ended December 31, 2025. There were $0.4 million in write-offs of receivables during the year ended December 31, 2024.
As of December 31, 2025 and December 31, 2024, the three largest customer balances represented approximately 89.30% and 99.95%, respectively, of total trade accounts receivable.
Other Current Assets
Other current assets consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Prepaid expenses	$2,209	$2,016
Promissory note from Loyalty buyer	5,050	—
Advances to Loyalty buyer	7,491	—
Other	197	152
Total	$14,947	$2,168
Included in other current assets is a $5.1 million Promissory note due from the buyer of the Loyalty business under the Purchase Agreement, as well as $7.5 million of advances to the Loyalty buyer related to accounts payable Transition Services Agreement services we are providing to the buyer of the Loyalty business. See Note 16, Commitments and Contingencies for a description of the litigation the Company filed against the buyer of the Loyalty business.

Property, Equipment and Software, Net
Property, equipment and software, net consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Internal-use software	$2,014	$1,917
Other computer and network equipment	—	867
Leasehold improvements	—	276
Property, equipment and software, gross	2,014	3,060
Less: accumulated amortization and depreciation.	(354)	(996)
Total	$1,660	$2,064
For the years ended December 31, 2025, December 31, 2024, and December 31, 2023 depreciation and amortization expense related to property, equipment and software amounted to $0.6 million, $0.3 million, and $5.1 million respectively, of which $0.6 million, $0.2 million, and $0.2 million respectively, related to amortization expense of capitalized internal-use software placed in service.
Bakkt management assesses long-lived assets for impairment and may conclude certain leasehold improvements, office furniture and equipment and internal use software are not recoverable and are impaired. An impairment charge of $0.7 million, $0.9 million, and $21.3 million was recognized in Impairment of long-lived assets in the consolidated statements of operations for the years ended December 31, 2025, 2024, and 2023, respectively. Significant judgments in these analyses include the division of long-lived assets into asset groups and cashflow assumptions that are consistent with the inputs used in the income approach for the goodwill impairment analysis.
Equity Method Investment
Bakkt’s equity method investment balances were as follows (in thousands):

	December 31, 2025	December 31, 2024
Bitcoin.co.jp	$11,149	$—
On August 6, 2025, the Company entered into a share purchase agreement with RIZAP Group, Inc. under which it acquired approximately 28% of the outstanding shares of Bitcoin Japan Corporation (“BJC”, f.k.a., MarushoHotta Co., Ltd.), a publicly traded company listed in Tokyo for ¥1,676,551,082 ($11.5 million). As of December 31, 2025, there was no material basis differences between the carrying value of the investment and the amount of underlying equity in the net assets of BJC. Bakkt’s Chief Executive Officer is a member of the board of directors of BJC.
The Company recorded a net loss of $0.3 million for the year ended December 31, 2025 related to its share of net earnings of BJC. No amounts were recorded for the years ended December 31, 2024 and 2023 as the Company did not have an ownership interest in BJC during those periods.
The Company did not identify any indicators of impairment as of December 31, 2025. The value of Bakkt's investment in BJC based on the public trading price as of December 31, 2025 was approximately $24.5 million.

Other Assets
Other assets consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Operating lease right-of-use assets	$—	$7,946
Escrow Deposit	2,500	—
Other	1,719	2,456
Total	$4,219	$10,402
The Company accounts for cryptocurrency it owns as indefinite-lived intangible assets and initially measures such crypto assets at cost (under a first-in, first-out basis). These assets are not amortized, but are measured at fair value each reporting period with changes recognized in net income (loss). Bakkt generally holds a nominal amount of each crypto asset it supports on its platform to facilitate trades and settlements, if necessary. The crypto assets are reported in Other assets on the consolidated balance sheets and fair value changes are recognized in other income, net on the consolidated statements of operations. The Company's owned crypto assets are typically liquidated on a daily basis during the fulfillment of customer orders and settlement with liquidity providers. Fair value changes were not material for the year ended December 31, 2025. Bakkt's owned crypto assets were $1.2 million as of both December 31, 2025 and December 31, 2024, respectively and are included in Other in the table above. The Company classifies cash flows from cryptocurrency within cash flows from operating activities.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accounts payable	$3,716	$3,055
Payables to clients and customers	2,464	6,111
Accrued expenses	5,990	3,317
Other	2,706	1,777
Total	$14,876	$14,260
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Current maturities of operating lease liability	$549	$3,793
Other	2,154	613
Total	$2,703	$4,406
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Operating lease liability, noncurrent	$—	$16,104
Other	$244	$—
Total	$244	$16,104

8.Convertible Debenture
On June 17, 2025, the Company entered into a private placement with YA II PN, LTD. (the "Private Placement"), a Cayman Islands exempt limited company (the “Investor”). The Private Placement closed on June 18, 2025.
Pursuant to the terms of the Private Placement, the Investor purchased a $25.0 million convertible debenture (the “Convertible Debenture”) from the Company for a price of $23.7 million.
In the third quarter of 2025, the Company received conversion notices from the Investor to convert $17.5 million of the Convertible Debenture into Class A Common Stock. In total, 1,746,552 shares of Class A Common Stock were issued to the Investor with respect to the conversions. On September 15, 2025, the Company elected to redeem the remaining $7.5 million of Convertible Debentures for cash, including a redemption premium of $0.4 million.
9.Tax Receivable Agreement
On October 15, 2021, Bakkt entered into a Tax Receivable Agreement (“TRA”) with certain Opco equity holders. Each Opco common unit, when coupled with one share of the Company’s Class V common stock was referred to as a “Paired Interest.” Pursuant to the TRA, among other things, holders of Opco common units could, subject to certain conditions, from and after April 16, 2022, exchange Paired Interests for Class A common stock on a one-for-one basis, subject to the terms of an Exchange Agreement between the parties, including Bakkt’s right to elect to deliver cash in lieu of Class A common stock and, in certain cases, adjustments as set forth therein. Opco in effect had an election under Section 754 of the Internal Revenue Code for each taxable year in which an exchange of Opco common units for Class A common stock (or cash) occurred.
The exchanges were expected to result in increases in the tax basis of the tangible and intangible assets of Opco. These increases in tax basis could potentially reduce the amount of tax that Bakkt would otherwise be required to pay in the future. These increases in tax basis could potentially also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis was allocated to those capital assets.
The TRA provided for the payment by Bakkt to exchanging holders of Opco common units of 85% of certain net income tax benefits, if any, that the Company realize (or in certain cases was deemed to realize) as a result of these increases in tax basis related to entering into the TRA, including tax benefits attributable to payments under the TRA. This payment obligation is an obligation of the Company and not of Opco. For purposes of the TRA, the cash tax savings in income tax is computed by comparing the Company’s actual income tax liability (calculated with certain assumptions) to the amount of such taxes that Bakkt would have been required to pay had there been no increase to the tax basis of the assets of Opco as a result of Opco having an election in effect under Section 754 of the Code for each taxable year in which an exchange of Opco common units for Class A common stock occurred and had Bakkt not entered into the TRA. Such change is calculated under the TRA without regard to any transfers of Opco common units or distributions with respect to such Opco common units before the exchange under the Exchange Agreement to which Section 743(b) or 734(b) of the Code applies. Prior to the Reorganization on November 3, 2025, 1,063,576 Opco common units were exchanged for Class A common stock.
In connection with the Reorganization, Bakkt, ICE and Mr. Naheta entered into an amendment (the “TRA Amendment”) to the TRA, dated as of October 15, 2021, by and among the Company and the persons named therein, as well as a Contribution Agreement relating to their respective rights under the TRA (as amended, the “Contribution Agreement”). Pursuant to the TRA Amendment and the Contribution Agreement, ICE and Mr. Naheta agreed that they would, at closing, (i) contribute their rights under the TRA to the Company in exchange for a cash payment from the Company equal to the respective amount to which ICE and Mr. Naheta would otherwise be entitled under the TRA (as amended), (ii) Mr. Naheta would further contribute such cash payable to Mr. Naheta to the Company in exchange for shares of the Company Class A Common Stock, and (iii) ICE would further contribute such cash payable to ICE to the Company in exchange for shares of Series A Non-Voting Convertible Preferred Stock (“Preferred Stock”) of the Company,

each convertible into one share of the Company Class A Common Stock (such conversion being conditional upon the expiry or termination of the waiting period (and any extension thereof, including pursuant to any timing agreement) applicable to it under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”)), and further agreed that the respective obligations of ICE and Mr. Naheta, on the one hand, and the Company, on the other hand, to transfer the foregoing cash amounts will be net-settled and offset against one another. In addition, the TRA Amendment set the discount rate to be used in calculating TRA payments to TRA holders at 18%, calculated as of the date of consummation of the Reorganization, except that for ICE and Mr. Naheta only, the value of the TRA payment was capped at the value of such payment calculated as of the date of the TRA Amendment. At the completion of the Reorganization, the Company issued 465,890 and 69,733 shares of the Company Class A Common Stock to ICE and Mr. Naheta, respectively. Total expense for the TRA settlement was $26.9 million, recorded in operating expenses within the consolidated statements of operations for the year ended December 31, 2025. The payments to TRA holders other than ICE and Mr. Naheta are $5.7 million; approximately $0.6 million remained to be paid under the TRA settlement as of December 31, 2025.
10.Related Parties
Marketing Agreement
In August 2025, the Company entered into agreements with a family member of an executive of the Company for branding and website management services and public relations and social media management services. The fees payable under these agreements are approximately $0.2 million; $0.2 million was paid under such agreements as of December 31, 2025.
Commercial Agreement With DTR
On July 31, 2025, we entered into a Commercial Agreement (the “Commercial Agreement”) with Distributed Technologies Research Global, Ltd. (“DTR”), which is owned by Mr. Naheta, which sets forth the terms and conditions governing the integration of Bakkt’s various solutions related to financial transaction processing and digital asset trading with DTR’s technology related to the execution of global payments powered by stablecoins.
Pursuant to the Commercial Agreement, DTR granted Bakkt and its affiliates a non-exclusive, non-transferable, sublicensable license for the duration of the term of the Commercial Agreement to access, display, reproduce, modify, create derivative works of, and otherwise use the DTR’s technology in certain territories; and DTR and its affiliates a non-exclusive, non-transferable, sublicensable, worldwide, right and license to display, reproduce, modify, create derivative works of, and otherwise use Bakkt solutions as needed. For each payment that is processed under the Commercial Agreement, Bakkt will be entitled to a customary fee for similar types of transactions. As of December 31, 2025, no payments were made under the agreement.
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
Sale of Bakkt Trust
On March 17, 2025, Bakkt entered into an agreement with Intercontinental Exchange Holdings, Inc. ("ICE") whereby ICE agreed to purchase all of the outstanding equity interests of Bakkt Trust for a cash payment of $1.5 million plus the assumption of Bakkt Trust’s regulatory capital requirement, which was approximately $3.0 million as of signing, and certain operating costs of Bakkt Trust during the period between the signing of the purchase agreement and the closing of the transaction (subject to such closing). The sale of Bakkt Trust was completed on May 15, 2025. As a result of the sale, Bakkt recognized a loss of $2.3 million reflected in Other income, net in the consolidated statements of operations.
In conjunction with the sale of Bakkt Trust, Bakkt and ICE entered into a transition services agreement ("TSA") whereby the Company agreed to provide certain transitional services to ICE for defined fees for a period of up to six months from closing of the sale of Bakkt Trust. Amounts billed under the TSA generally relate to pass through of a portion of third-party software costs and time incurred by Bakkt employees supporting Bakkt Trust. The TSA can be terminated with six months' notice by either party for cause or by mutual agreement of the parties. The amount of fees charged to ICE under the TSA were not material for the year ended December 31, 2025. Amounts billed under the TSA are generally recognized as a recovery of expenses incurred or as a component of Other income, net in the consolidated statements of operations. The TSA terminated as of December 31, 2025 and the amount of any receivables owed to Bakkt under the TSA were not material as of December 31, 2025.
ICE Credit Facility
On August 12, 2024, Bakkt and Opco entered into a revolving credit facility with ICE (the “Lender” and the facility the “ICE Credit Facility”), with certain subsidiaries of Bakkt party thereto from time to time, as guarantors, whereby the Lender agreed to provide for a $40.0 million secured revolving line of credit to the Company for working capital and general corporate purposes. Any borrowings under the facility made prior to December 31, 2024 required the consent of the Lender in its sole discretion. For the period beginning December 31, 2024 through March 30, 2025, Opco could borrow up to an aggregate principal amount (excluding any capitalized interest) of $10.0 million. For the period beginning March 31 through June 29, 2025, Opco could borrow up to an aggregate principal amount (excluding any capitalized interest) of $20.0 million. From the period beginning June 30 through September 29, 2025, Opco could borrow up to an aggregate principal amount (excluding any capitalized interest) of $30.0 million. On or after September 30, 2025, Opco could borrow up to an aggregate principal amount (excluding any capitalized interest) of $40.0 million.
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
Opco paid a commitment fee of 0.5% per annum on the daily average of the available commitment that could be borrowed, less the outstanding principal amount of all loans (excluding any capitalized interest). Fees were payable in cash quarterly and at maturity. Loans under the ICE Credit Facility could be prepaid without penalty, subject to customary breakage costs for loans bearing interest at the term SOFR rate. Amounts repaid under the ICE Credit Facility could be re-borrowed prior to the maturity date, subject to certain customary conditions set forth in the ICE Credit Facility.
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
On March 27, 2025, the Company drew down $5.0 million under the ICE Credit Facility. On June 18, 2025, the Company repaid all principal and interest then outstanding on the ICE Credit Facility.
On June 17, 2025, the Company and ICE entered into an amendment to the ICE Credit Facility to permit the issuance of the Convertible Debenture described in Note 8, Convertible Debenture.
On July 30, 2025, the Company terminated the ICE Credit Facility and repaid all fees due thereunder through the date of termination.
The Company recognized interest expense of $0.2 million for the year ended December 31, 2025. No interest costs were incurred related to the ICE Credit Facility for the year ended December 31, 2024 since no borrowings were made under the ICE Credit Facility as of December 31, 2024. The effective interest rate on the ICE Credit Facility as of payoff on June 18, 2025 was 16.3%.
BFS Technical Support
In connection with the Company’s acquisition of Apex Crypto, Bakkt entered into a Transition Services Agreement with Apex Fintech Solutions, Inc. (“AFS”; the “Apex TSA”), pursuant to which AFS provided technical support and other transition-related services in exchange for quarterly service fees payable by Bakkt. The Company recognized $—, $0.6 million and $1.1 million of expense related to the Apex TSA during the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively which is reflected as Related party expenses in the consolidated statements of operations. As of December 31, 2025 and December 31, 2024, the Company had $— and $0.2 million, respectively reflected as Due to related party in the consolidated balance sheets related to the Apex TSA.

ICE Management and Technical Support
Upon consummation of the business combination that resulted in Bakkt becoming a publicly-traded company, Bakkt entered into a Transition Services Agreement with ICE (the “ICE TSA”), pursuant to which ICE provides insurance, digital warehouse, data center, technical support, and other transition-related services in exchange for quarterly service fees payable by Bakkt. The Company recognized $—, $—, and $2.8 million of expense related to the ICE TSA for the years ended December 31, 2025, December 31, 2024, and December 31, 2023 respectively, which are reflected as Related party expenses in the consolidated statements of operations. As of December 31, 2025 and December 31, 2024, the Company had $— and $2.2 million, respectively, reflected as Due to related party in the consolidated balance sheets related to the ICE TSA. The ICE TSA terminated in December 2023.
Triparty Agreement
The Digital Currency Trading, Clearing, and Warehouse Services Agreement (“Triparty Agreement”) provided for ICE Futures U.S., Inc to list for trading one or more digital currency futures and/or options contracts, and for ICE Clear U.S. (“ICUS”) to serve as the clearing house to provide central counterparty and ancillary services for such contracts.
Effective July 28, 2023, IFUS delisted all Bakkt Bitcoin futures contracts other than the August and September 2023 expiry months, and also delisted all Bakkt Bitcoin Option contracts. Following the delisting, no new Bakkt Bitcoin futures or option expiry months were listed for trading. The August and September 2023 expiry months continued to be listed for trading through their regular last trading days, which were August 24 and September 28, 2023 respectively. No material revenues associated with the Triparty Agreement were recognized during the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively. The Triparty Agreement also required Bakkt Trust to make, and, subject to certain limits, to replenish as needed a contribution to ICUS, to be used by ICUS in accordance with the

ICUS rules. On September 29, 2023, ICUS returned the Company's $15.2 million contribution, and effective October 2, 2023, the parties terminated the Triparty Agreement.
11.Warrants
As of December 31, 2025 and December 31, 2024, there were 7,140,483 and 7,140,483 warrants, respectively to purchase Class A Common Stock (“Public Warrants”) outstanding, respectively. The Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of a Public Warrant. Holders of the Public Warrants can exercise 25 Public Warrants to purchase one share of Class A common stock at an exercise price of $287.50 per share. The Public Warrants became exercisable on November 15, 2021. The public warrants will expire on October 15, 2026, or earlier upon redemption or liquidation. Bakkt may redeem the outstanding warrants when various conditions are met, such as specific stock prices, as detailed in the specific warrant agreements. The warrants are recorded as a liability and reflected as Warrant liability in the consolidated balance sheets.
During the year ended December 31, 2025, the Company issued four shares of Class A common stock in exchange for the exercise of Public Warrants and received an immaterial amount in proceeds from the exercise of the Public Warrants. During the year ended December 31, 2024, Bakkt issued 301 shares of Class A common stock in exchange for the exercise of Public Warrants and received an immaterial amount in proceeds from the exercise of the Public Warrants. During the year ended December 31, 2023, the Company did not issue any shares of Class A common stock in exchange for the exercise of Public Warrants, nor did it receive any proceeds from the exercise of Public Warrants. The Company recognized a gain from the change in fair value of the warrant liability during the year ended December 31, 2025 of $3.0 million. Bakkt recognized a loss from the change in fair value of the warrant liability during the year ended December 31, 2024 of $1.8 million. The Company recognized a gain from the change in fair value of the warrant liability during the year ended December 31, 2023 of $1.6 million. The changes in fair value of the warrant liability is reflected in Gain (loss) from change in fair value of warrant liability in the consolidated statements of operations.
In connection with the Concurrent Offerings (Note 12, Stockholders’ Equity), Bakkt issued and sold to the Third-Party Purchasers (as defined below) an aggregate of 1,396,701 shares of the Company’s Class A Common Stock, including 196,701 shares of Class A Common Stock issued upon exercise of certain of the Pre-Funded Warrants (as defined below) prior to the Third-Party Closing, Class 1 Warrants (“Class 1 Warrants”) to purchase an aggregate of 922,722 shares of Class A Common Stock, Class 2 Warrants (“Class 2 Warrants”) to purchase an aggregate of 922,722 shares of Class A Common Stock and Pre-Funded Warrants (“Pre-Funded Warrants”) to purchase an aggregate of 448,742 shares of Class A Common Stock.
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
The Class 1 Warrants and Class 2 Warrants each have an exercise price of $25.50 and have a five-and-a-half year term. The Class 1 Warrants and Class 2 Warrants may each be exercised at any time after the six month anniversary of the relevant closing. The Class 2 warrant agreement contains an alternative exercise clause that entitles the holder to exchange two warrants for a share of stock if certain conditions are met. The Class 1 Warrants and Class 2 Warrants issued in the Concurrent Offerings were initially recorded as a liability at fair value and reflected as Warrant liability in the consolidated balance sheets.
The warrants issued on April 25, 2024 were valued at $2.6 million using the Black-Scholes-Merton model for Class 1 Warrants and a binomial lattice model for the Class 2 Warrants. Prior to the second quarter of 2024, Bakkt used a Monte Carlo simulation to measure the fair value of the Class 2 Warrants. During the second quarter of 2024, the Company adopted a binomial lattice model as the valuation technique as management believes it provides a more accurate and relevant measure of the fair value of the Class 2 Warrants. The Class 1 Warrants and Class 2 Warrants issued on March 4, 2024 were valued at $27.7 million using the Black-Scholes-Merton model for Class 1 Warrants and a Monte Carlo simulation for the Class 2 Warrants.
No Class 1 and Class 2 warrants were exercised during the year ended December 31, 2025. During the year ended December 31, 2024, Class 1 and Class 2 warrants exercisable for 288,950 shares of Class A Common Stock were exercised, with substantially all under an alternate cashless exercise, resulting in Bakkt issuing 144,675 shares of Class A Common Stock. As of December 31, 2025 and 2024, Class 1 Warrants and Class 2 Warrants exercisable for 2,017,850 shares of Class A Common Stock were outstanding.
The Company recognized a gain from the change in fair value of the warrant liability associated with the Class 1 Warrants and Class 2 Warrants during the year ended December 31, 2025 of $27.2 million. Bakkt recognized a loss from the change in fair value of the warrant liability associated with the Class 1 Warrants and Class 2 Warrants during the year ended December 31, 2024 of $15.4 million. The change in fair value of the Class 1 and Class 2 warrants is reflected in Gain (loss) from change in fair value of warrant liability in the consolidated statements of operations.
During the year ended December 31, 2024, holders exercised all of the Pre-Funded Warrants. The proceeds received from the exercise of Pre-Funded Warrants were immaterial.
As discussed further in Note 12, Stockholders’ Equity, in connection with the Underwriting Agreement entered into on July 28, 2025, the Company issued pre-funded warrants (the “2025 Pre-Funded Warrants”) to purchase an aggregate of 746,373 shares of the Company’s Class A common stock, par value $0.0001 per share. The 2025 Pre-Funded Warrants were issued as part of the Company’s public offering of Class A common stock and were sold at a price of $9.9999 per warrant, representing the $10.00 per share public offering price less the $0.0001 per share exercise price. Each Pre-Funded Warrant was exercisable at any time after the date of issuance until exercised in full, subject to certain ownership limitations. During 2025, 746,373 pre-funded warrants were exercised for 743,362 shares.
12.Stockholders’ Equity
Up-C Collapse
On November 3, 2025, the Company completed the Reorganization. As part of the Reorganization, Bakkt formed a new holding company (“NewCo”) that replaced the Company as a listed parent company. In connection with the Reorganization, (i) holders of shares of Class A common stock, par value $0.0001 per share, of the Company (“Bakkt Class A Common Stock”) ceased to hold such shares and received an equivalent number of shares of Class A common stock, par value $0.0001 per share, of NewCo (“NewCo Class A Common Stock”) that have the same voting and economic rights as Bakkt Class A Common Stock, (ii) holders of shares of Class V common stock, par value $0.0001 per share, of the Company (“Bakkt Class V Common Stock”) ceased to hold such shares and received an equivalent number of shares of Class V common stock, par value $0.0001 per share, of NewCo (“NewCo Class V Common Stock”) that have the same voting and economic rights as the Bakkt Class V Common Stock, (iii) holders of common units in Opco, each coupled with one share of Bakkt Class V Common Stock (together, the “Paired Interests”), ceased to hold such Paired Interests and received an equivalent number of shares of NewCo Class A Common Stock, resulting in the elimination of shares of NewCo Class V Common Stock and NewCo having only one class of outstanding common stock, (iv) holders of membership units of the Management Vehicle (defined in Note 13, Share-Based Compensation) ceased to hold membership units of the Management Vehicle and received in exchange corresponding Opco Incentive Unit granted under the Opco Plan, as amended, held by the Management Vehicle, together with the share of NewCo Class V Common Stock paired therewith, and (v) holders of Opco Incentive Units, together with the share of NewCo Class V Common Stock paired therewith, ceased to hold such Opco Incentive Units and the shares of NewCo Class V Common Stock paired therewith, and received in exchange a corresponding number of validly issued, fully paid and nonassessable share of NewCo Class A Common Stock. Subsequent to the Reorganization, Bakkt has only one class of common stock. As part of the Reorganization, the assets and liabilities of Bakkt were contributed to Newco. The Reorganization was accounted for as a common control transaction. Refer to Note 9 for further details regarding the amendment of the Tax Receivable Agreement resulting from the Reorganization. Refer to Note 17 for further details regarding the deferred tax impacts resulting from the Reorganization.
2025 Equity Offering
On July 28, 2025, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Clear Street LLC and Cohen & Co. Capital Markets, a division of Cohen & Company Securities, LLC (collectively, the “Underwriters”), pursuant to which the Company agreed to sell and issue to the Underwriters an aggregate of 6,753,627 shares (the “Shares”) of the Company’s Class A Common Stock, and, for certain purchasers, 746,373 2025 Pre-Funded Warrants (collectively the “Offering”). The price to the public in the Offering was $10.00 per Share and $9.9999 per 2025 Pre-Funded Warrant, which was the price per share at which the Shares were being sold to the public in the Offering, minus the $0.0001 exercise price per Pre-Funded Warrant. See Note 11, Warrants, for further details regarding the 2025 Pre-Funded Warrants.
The Offering closed on July 30, 2025. The proceeds to the Company from the Offering were $70.4 million, net of fees to the underwriters and other offering expenses payable by the Company. Bakkt intends to use the net proceeds from the Offering for working capital and general corporate purposes.
2024 Registered Direct Offering
On February 29, 2024, Bakkt entered into a securities purchase agreement with certain institutional investors (the “Third-Party Purchasers”), pursuant to which the Company agreed to sell and issue a combination of Class A Common Stock, Class 1 Warrants, Class 2 Warrants and Pre-Funded Warrants in a registered direct offering (the “Third-Party Offering”). In a concurrent registered direct offering (the “ICE Offering” and, together with the Third-Party Offering, the “Concurrent Offerings”) on February 29, 2024, Bakkt entered into a securities purchase agreement with ICE (a related party), pursuant to which the Company agreed to sell and issue a combination of Class A Common Stock, Class 1 Warrants and Class 2 Warrants. The Company raised net proceeds from the Third-Party Offering of approximately $37.6 million, after deducting the placement agent’s fees and offering expenses payable by Bakkt, and raised net proceeds from the ICE Offering of approximately $9.8 million, after deducting offering expenses payable by Bakkt. Approximately $2.4 million of proceeds from the ICE Offering were received concurrently with the closing of the Third-Party Offering, with the remaining $7.4 million received in a subsequent closing of the ICE Offering on April 25, 2024 after Bakkt obtained stockholder approval for such issuance. Bakkt intend to use the net proceeds from the Concurrent Offerings for working capital and other general corporate purposes.
Preferred Stock
Bakkt is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The holders of a series of preferred stock shall be entitled only to such voting rights as shall expressly be granted thereto by the Certificate of Incorporation (including any certificate of designation relating to such series of preferred stock). As of December 31, 2025, no shares of preferred stock are outstanding.
In conjunction with the Reorganization and TRA Amendment, the Company issued 465,890 shares of Preferred Stock to ICE, each convertible into one share of the Company Class A Common Stock upon the expiry or termination of the waiting period (and any extension thereof, including pursuant to any timing agreement) applicable to it under the HSR Act. The Preferred Stock issued to ICE was converted to 465,890 shares of the Company Class A Common Stock on December 3, 2025. No consideration was exchanged in connection with the issuance or conversion of the Preferred Stock, and there was no impact on the ending equity balances for the periods presented.

Common Stock
Class A Common Stock
The Company is authorized to issue 560,000,000 shares with a par value of $0.0001 per share. Each holder of record of Class A common stock is entitled to one vote for each share of Class A common stock held on all matters on which stockholders generally or holders of Class A common stock as a separate class are entitled to vote, including the election or removal of directors (whether voting separately as a class or together with one or more classes of our capital stock). As of December 31, 2025 and December 31, 2024, there were 25,523,039 and 6,510,885 shares of Class A common stock issued and outstanding, respectively.
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
Dividends
Subject to preferences that may be applicable to any outstanding preferred stock, the holders of shares of Class A common stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Board out of funds legally available therefor. As of December 31, 2025, no dividends have been declared.
Liquidation
In the event of any voluntary or involuntary liquidation, dissolution or winding up of our affairs, the holders of Class A common stock are entitled to share ratably in all assets remaining after payment of the Company’s debts and other liabilities, subject to prior distribution rights of preferred stock or any class or series of stock having a preference over the Class A common stock, then outstanding, if any.
Class V Common Stock
Bakkt is authorized to issue 10,000,000 shares with par value $0.0001 per share. These shares have no economic value but entitle the holder to one vote per share. Paired Interests may be exchanged for one share of our Class A common stock or a cash amount in accordance with the Third Amended and Restated Limited Liability Company Agreement of Opco (the “Opco LLC Agreement”) and the Amended and Restated Exchange Agreement (the “Exchange Agreement”). Holders of Paired Interests became eligible on April 16, 2022 under the Exchange Agreement to exchange their Paired Interests for Class A common stock, or, at Bakkt’s election, cash in lieu thereof. During the years ended December 31, 2025, December 31, 2024, and December 31, 2023, there were 3,728, 21,761, and 139,053 Paired Interests exchanged for our Class A common stock, and the Company did not elect to settle any such exchanges in cash. All remaining Class V shares were converted to Class A common stock as part of the Reorganization on November 3, 2025. As of December 31, 2025 and December 31, 2024, there were 0 and 7,178,303 shares of Class V common stock issued and outstanding, respectively.
Dividends
Dividends will not be declared or paid on the Class V common stock.

Liquidation
In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs, the holders of Class V common stock shall not be entitled to receive any of Bakkt’s assets.
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
Noncontrolling Interest
The following table summarizes the ownership interest in Opco as of December 31, 2025 and December 31, 2024:

	December 31, 2025		December 31, 2024
	Opco Common Units	Ownership %	Opco Common Units	Ownership %
Opco common units held by Bakkt Inc.	25,523,039	100%	6,510,885	48%
Opco common units held by noncontrolling interest holders	—	—%	7,178,303	52%
Total Opco common units outstanding	25,523,039	100%	13,689,188	100%
The weighted average ownership percentages for the applicable reporting periods are used to attribute net loss and other comprehensive loss to the Company and the noncontrolling interest holders. The noncontrolling interest holders’ weighted average ownership percentage for the years ended December 31, 2025 (through the period it was outstanding), December 31, 2024, and December 31, 2023 was 42.6%, 55.1%, and 67.0%, respectively.
Members’ Equity
Prior to the business combination that resulted in Bakkt becoming a publicly traded company, Opco had three classes of voting units – Class A, Class B and Class C voting units – and incentive units granted under the Opco Incentive Equity Plan (the “Opco Plan”).
In connection with the referenced business combination, the Opco equity holders converted 16,000,000 Opco Class A voting units, 7,698,138 Opco Class B voting units, and 10,810,810 Opco Class C voting units to 7,597,331 shares of Class V common stock on a pro rata basis. Additionally, Bakkt issued 698,934 shares of Class V common stock related to the outstanding Opco incentive units.
In connection with the referenced business combination, Class C warrants of Opco (“Class C Warrants”) automatically converted into the right to purchase 31,734 Paired Interests in Opco at an exercise price of $126.00 per Paired Interest. Class C Warrants may only be exercised for a whole number of Paired Interests. Holders of Class C Warrants are entitled to purchase one Paired Interest for every 25 Class C Warrants. The Class C Warrants expired on September 23, 2024, and all Class C Warrants, vested and unvested, expired unexercised. No expenses were recorded in the year ended December 31, 2025, since no securities were outstanding. And, no expenses were recorded in the years ended December 31, 2024 or December 31, 2023, since the service conditions were not probable of being met in those periods.

13.Share-Based and Unit-Based Compensation
The following discussion of the Company’s share-based and unit-based compensation awards includes awards related to continuing and discontinuing operations, unless otherwise clarified.
2021 Incentive Plan
Bakkt's 2021 Omnibus Incentive Plan, as amended (the “2021 Incentive Plan”), became effective on October 15, 2021. The 2021 Incentive Plan allows the Company to make equity and equity-based incentive awards to employees, non-employee directors and consultants. There were initially 1,032,677 shares of Class A Common Stock reserved for issuance under the 2021 Incentive Plan which can be granted as stock options, stock appreciation rights, restricted shares, restricted stock units ("RSUs"), performance stock units ("PSUs"), dividend equivalent rights and other share-based awards. On June 6, 2023, the Incentive Plan was amended to increase the shares reserved for issuance under the 2021 Incentive Plan by 1,063,618 shares. On May 31, 2024, the 2021 Incentive Plan was again amended to increase the shares reserved for issuance under the 2021 Incentive Plan by 938,625 shares for a new aggregate total of3,034,920 shares. On June 17, 2025, the 2021 Incentive Plan was once more amended to increase the shares reserved for issuance under the 2021 Incentive Plan by 979,201 shares for a new aggregate of 4,014,121 shares. No award granted under the 2021 Incentive Plan may vest earlier than the first anniversary of the date of grant, subject to limited exceptions.
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
Stock Option Awards
In connection with the Offering, on July 29, 2025, the Board and its Compensation Committee (the “Compensation Committee”) granted stock options to select members of management to purchase up to 2,000,000 shares of Class A Common Stock (the “Options”), subject to approval by the Company's shareholders, which approval was obtained on October 31, 2025. For accounting purposes, the Options were not deemed to be granted until shareholder approval was obtained on October 31, 2025. No consideration was received by the Company for the granting of the Options. Due to the limited share reserve under the 2021 Incentive Plan, the Options were approved outside the 2021 Incentive Plan. Notwithstanding the foregoing, the Options will be governed in all respects as if issued under the 2021 Incentive Plan, except with respect to the 2021 Incentive Plan’s minimum vesting requirements.
The Options are structured as a commitment by the grantee to exercise a predetermined number of Options every quarter for eight quarters (such committed number of Options, the “Mandatory Exercise Options”) at an exercise price per share of $10.00, which reflected the fair market value of a share of Class A Common Stock on the date of the grant. For each quarter in which the grantee exercises the Mandatory Exercise Options, the grantee will be entitled to exercise an additional number of Options (the “Optional Exercise Options”), which Optional Exercise Options will become exercisable for a period of one year. If a grantee does not exercise the Mandatory Exercise Options in any quarterly tranche during the applicable mandatory exercise period, then the grantee's remaining Options (in respect of the current quarterly tranche and any subsequent quarterly tranche) will be forfeited automatically. The Company’s stock option plan permits early exercise of options, allowing the grantee to purchase shares prior to the vesting date, subject to the commencement of the first mandatory exercise period. Shares acquired through early exercise of unvested options are subject to transfer restrictions and may not be sold or otherwise disposed of until the applicable vesting conditions are satisfied. In order to further facilitate management’s continued participation and investment in Company growth, in the event that any Options are forfeited by a grantee in accordance with the forfeiture terms set forth above, the Options will be available for reallocation and future grant by the Compensation Committee to service providers of the Company, as identified by the Compensation Committee, and which subsequent grants will be in the form of stock options made on the same terms as the Options and will have an exercise price equal to or greater than fair market value as of such applicable date of grant.
Share-Based Compensation Expense
During the year ended December 31, 2025, the Company granted 999,712 RSUs and 1,793,873 PSUs, which represents 100% of the target award, to employees and directors. During the year ended December 31, 2024, Bakkt granted 1,263,155 RSUs and 248,170 PSUs, which represents 100% of the target award, to employees and directors. During the year ended December 31, 2023, the Company granted 311,323 RSUs and 26,945 PSUs, which represents 100% of the target award, to employees and directors.
The following table summarizes share-based compensation expense recognized for our share-based awards (in millions):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Share-based compensation expense from continuing operations	$65.4	$13.9	$14.1
Share-based compensation expense from discontinued operations	6.2	1.2	1.0
Total share-based compensation expense	$71.6	$15.1	$15.1
Bakkt recorded $19.5 million, $15.1 million, and $15.1 million of share-based compensation expense related to RSUs for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively. The Company recorded $11.7 million, $0.7 million, and $0.3 million of share-based compensation expense related to PSUs for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively. Bakkt recorded $40.3 million of share-based compensation expense related to the Option Plan for the year ended December 31, 2025. Due to the Option Plan’s early exercise feature, the Company recognized the full grant-date fair value of the stock options. Share-based compensation expense for RSUs, PSUs, and the Option Plan is included in Compensation and benefits in the consolidated statements of operations.
Unrecognized compensation expense as of December 31, 2025 and December 31, 2024, respectively, was $6.5 million and $12.9 million for the RSUs and PSUs. The unrecognized compensation expense as of December 31, 2025 and December 31, 2024 will be recognized over a weighted-average period of 0.80 years and 1.36 years, respectively.

RSU and PSU Activity
The following table summarizes RSU and PSU activity under the 2021 Incentive Plan for the years ended December 31, 2025, December 31, 2024, and December 31, 2023 (in thousands, except per unit data):

RSUs and PSUs	Number of Shares	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	551	2.05	$101.25
Granted	338		$37.25	$12,596
Forfeited	(152)		$70.75
Vested	(216)		$95.50
Outstanding as of December 31, 2023	521	1.38	$69.75
Granted	1,511		$14.32	$21,951
Forfeited	(227)		$51.10
Vested	(385)		$54.04
Outstanding as of December 31, 2024	1,421	1.36	$18.17
Granted	2,794		$9.98	$27,642
Forfeited	(438)		$13.04
Vested	(2,241)		$18.76
Outstanding as of December 31, 2025	1,536	0.80	$10.41
During the years ended December 31, 2025, December 31, 2024, and December 31, 2023, the Company recorded $5.1 million, $4.9 million, and $2.3 million, respectively, of share-based compensation expense related to the accelerated vesting for certain employees that were terminated, primarily related to the Company’s restructuring efforts. Acceleration of share-based compensation expense related to the Company’s restructuring efforts is included in “Restructuring expenses” in the consolidated statements of operations. Bakkt also recorded reversal of share-based compensation expense of $—, $1.1 million, and $2.0 million during the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively, for forfeitures, primarily related to executive resignations and the Company's restructuring efforts. Reversal of share-based compensation expense related to the Company’s restructuring efforts is included in Restructuring expenses in the consolidated statements of operations.
Total fair value of vested RSU and PSU awards was $38.2 million, $$7.3 million, and $8.7 million for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively.
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
PSUs provide an opportunity for the recipient to receive a number of shares of our common stock based on various performance metrics. Upon vesting, each performance stock unit equals one share of common stock of the

Company. The Company accrues compensation expense for the PSUs based on management’s assessment of the probable outcome of the performance conditions. PSUs awarded in 2025 are subject to market-based vesting conditions tied to the Company’s stock performance. Specifically, PSUs vest based on the achievement of a target stock price, determined using the volume-weighted average price ("VWAP") of the Common Stock over a specified period. Vesting occurs only if the Company's average stock price meets or exceeds predetermined VWAP thresholds during the measurement period and the recipients provide at least one year of service. The metrics for PSUs granted during 2024 relate to the Company’s performance during fiscal year 2024, as measured against objective performance goals approved by the Board. The actual number of units earned may range from 0% to 150% or 200% of the target number of units depending on the metric and depending upon achievement of the 2024 performance goals. PSUs granted in 2024 vest in two equal annual installments from 2025 to 2026. The metrics for PSUs granted during 2023 relate to Bakkt’s performance during fiscal year 2023, as measured against objective performance goals approved by the Board. The actual number of units earned may range from 0% to 150% of the target number of units depending upon achievement of the 2023 performance goals. PSUs granted in 2023 vest in three equal annual installments from 2024 to 2026.
The Assumptions noted in the table below were used to estimate the fair value of the stock options.

Exercise Price	$10.00
Expected volatility	95%
Time to maturity (plus the time until the tranche becomes exercisable)	1 year
Risk-free rate	3.6%
Option Plan Activity
The following table summarizes activity under the Option Plan for the year ended December 31, 2025. There was no activity related to the Option Plan in the years ended December 31, 2024, and December 31, 2023.

Options	Shares	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($ 000's)
Outstanding January 1, 2025	—	$—	—	$—
Granted	2,000,000	10.00	—	$—
Exercised	(45,134)	10.00	—	$315
Outstanding and Exercisable at December 31, 2025	1,954,866	$10.00	1.75	$78
Opco Plan
Preferred incentive units and common incentive units (collectively, “incentive units”) represented an ownership interest in Opco and were entitled to receive distributions from Opco, subject to certain vesting conditions. Opco classified incentive units as equity awards on its consolidated balance sheets. Participation units, issued directly by Opco to Opco Plan participants, did not represent an ownership interest in Opco but rather provided Opco Plan participants the contractual right to participate in the value of Opco, if any, through either a cash payment or issuance of Class A common stock upon the occurrence of certain events following vesting of the participation units. Because participation units had historically been settled in cash at the Company’s discretion, the Company classified participation units as liability awards on its consolidated balance sheets as of December 31, 2023. At the Company’s discretion, the Company settled the final tranche of vested participation units in October 2023 by issuing 4,472 shares of Class A common stock in lieu of making cash payments.
The units were unvested on the grant date and were subject to the vesting terms in the award agreement. They would not receive distributions until such units were vested. The units vested subject to continuous employment through the vesting date (subject to limited exceptions), and the achievement of certain performance and market conditions. A portion of the units could be subject to vesting upon a liquidity event, initial public offering, or partial exit event, or to the extent any incentive units and participation units remained outstanding and unvested on the date that was the eight-year anniversary of the launch of one of Opco’s services in a production environment, which occurred on September 23, 2019, these remaining units would vest based on the calculated fair market value of Opco as of such date. An initial public offering vesting event contemplated in the Opco Plan occurred October 15, 2021.
On December 19, 2018, Opco and Bakkt Management, LLC (the “Management Vehicle”), a wholly-owned subsidiary of Opco, entered into the Back-to-Back Agreement. The Management Vehicle had no substantive operations, and its sole purpose was to own incentive units in Opco. Under the Back-to-Back Agreement, Opco granted incentive units to the Management Vehicle, which was a member of Opco, and the Management Vehicle issued economically identical membership interests in the Management Vehicle (“Management incentive units”) to employees. Any employees who received Management incentive units had an ownership interest in the Management Vehicle, which corresponded to an indirect ownership interest in Opco. Beginning on the 4th anniversary of the date that an incentive unit vested and assuming that Opco had not consummated an IPO or Liquidity Event, the Management Vehicle had the right, but not the obligation, to require Opco to purchase all of the incentive units then held by the Management Vehicle, for a period of four years. Since the incentive units reached a vesting event on October 15, 2021, the Management Vehicle no longer had the right to require Opco to purchase all of the incentive units held by the Management Vehicle. Accordingly, since October 15, 2021, the Company classified the incentive units as Noncontrolling interest in the consolidated balance sheets.
In May 2020, Opco amended the Opco Plan. Under the modified Opco Plan, participants had the opportunity to continue to hold unvested units upon voluntary resignation of employment. The number of unvested units that a participant could continue to hold depended on the number of years that the participant was employed. Non-forfeited units vested upon the occurrence of a vesting event, as defined in the Opco Plan, subject to time restrictions. The modification to the Opco Plan did not result in additional compensation expense being recognized because the fair value of the units immediately before and after the modification was the same.
Certain incentive unit awards granted under the Opco Plan in late 2020 were modified. The modification was approved in April 2021. The modification required Opco to redeem 40% of the first one-third of certain employee awards which were scheduled to vest on October 15, 2021.
Effective October 15, 2021, the 76,475,000 outstanding preferred incentive units and 23,219,745 outstanding common incentive units were converted into 17,473,362 common incentive units, and the 10,811,502 outstanding participation units were converted into 1,197,250 participation units. Contemporaneously with the conversion, approximately one-third of the awards in the Opco Plan vested. The second tranche vested on October 15, 2022 and the third tranche vested on October 15, 2023, although under the terms of the Opco Plan, employees who were terminated without cause after October 15, 2021 vested in the unvested portion of their awards immediately upon their termination date. There has not been, and will not be, any additional awards made under the Opco Plan.
Unit-Based Compensation Expense
There was no Unit-based compensation expense for the year ended December 31, 2025 and December 31, 2024. Unit-based compensation expense for the years ended December 31, 2023 was as follows (in thousands):

Type of unit	Year Ended December 31, 2023
Common incentive unit	$1,345
Participation unit	(49)
Total	$1,296

There was no unrecognized compensation expense for participation units as of December 31, 2025 and December 31, 2024. As of December 31, 2023, all Common Incentive Units and Participation Units had vested or been forfeited and there was no unrecognized unit-based compensation expense.
Incentive Unit Activity
The following table summarizes incentive unit activity under the Opco Plan for the years ended December 31, 2025 and December 31, 2024 (in thousands, except per unit data):

Incentive Units	Number of Incentive Units	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	332	0.79	$157.50	$67,635
Granted	—
Forfeited	—
Exchanged	(23)
Outstanding as of December 31, 2023	309	—	$166.75	$51,467
Granted	—
Forfeited	—
Exchanged	(22)
Outstanding as of December 31, 2024	287	—	$166.75	$47,867
Granted	—
Forfeited	—
Exchanged	(3)
Up-C Collapse	(284)
Outstanding as of December 31, 2025	—	—	$—	$—
As of December 31, 2025 there were no outstanding Incentive Units and no participation units remaining under the Opco Plan.
There were no participation units granted during the years ended December 31, 2025, December 31, 2024, or December 31, 2023. During the years ended December 31, 2025, December 31, 2024, and December 31, 2023, the Company made cash payments of $—, $—, and $0.1 million respectively, to settle vested participation units. At the Company’s discretion, the Company settled the final tranche of vested participation units in October 2023 by issuing 4,472 shares of Class A common stock in lieu of making cash payments.

Determination of Fair Value of Incentive and Participation Units
The fair value of incentive and participation units granted was calculated through a Monte Carlo simulation based on various outcomes. Opco determined that a Monte Carlo simulation was an appropriate estimation model because of the market condition associated with the vesting of the units. The determination of the fair value of the units was affected by Opco’s stock price and certain assumptions such as Opco’s expected stock price volatility over the term of the units, risk-free interest rates, and expected dividends, which were determined as follows:
•Expected term – The expected term represented the period that a unit was expected to be outstanding.
•Volatility – Opco had limited historical data available to derive its own stock price volatility. As such, Opco estimated stock price volatility based on the average historic price volatility of comparable public industry peers.
•Risk-free interest rate – The risk-free rate was based on the U.S. Treasury yield curve in effect on the grant date for securities with similar expected terms to the term of Opco’s incentive units.

•Expected dividends – Expected dividends was assumed to be zero as Opco had not paid and dids not expect to pay cash dividends or non-liquidating distributions.
•Discount for lack of marketability – an estimated two year time to exit certain awards and the six month lock-up restriction on certain awards was reflected as a discount for lack of marketability estimated using the Finnerty model.
The inputs used in the models to estimate the fair value of the common incentive units and participation units granted in 2023 are summarized as follows:

Dividend yield	—%
Risk-free interest rate	0.06% - 0.36%
Expected volatility	51.00% - 53.00%
Expected term (years)	0.50 - 2.00
Discount for lack of marketability	0.082
Determination of Fair Value of Stock Options
The Company estimated the fair value of the stock options granted under the Option Plan using a two-step valuation methodology. First, the Company determined the stock price at which recipients would elect not to exercise each tranche of Mandatory Options and instead forfeit all remaining unexercised Options. To estimate these inflection prices, the Company valued the remaining Optional Options using the Black-Sholes option pricing model and valued the remaining Mandatory Options as forward contracts. Following determination of the inflection prices, the Company utilized a Monte Carlo simulation model to estimate the fair value of the Options.
14.Net Loss per Share
Basic earnings per share is based on the weighted average number of shares of Class A common stock issued and outstanding. Diluted earnings per share is based on the weighted average number shares of Class A common stock issued and outstanding and the effect of all dilutive common stock equivalents and potentially dilutive share-based awards outstanding. There is no difference in the number of shares used to calculate basic and diluted shares outstanding due to the Company’s net loss position. Shares of the Company’s Class V common stock do not participate in the earnings or losses of the Company and, therefore, are not participating securities. As such, separate presentation of basic and diluted loss per share of Class V common stock under the two-class method has not been presented.

The following is a reconciliation of the denominators of the basic and diluted per share computations for net loss (in thousands, except share and per share data):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Net loss per share:
Numerator – basic and diluted:
Net loss from continuing operations	$(97,658)	$(94,411)	$(153,653)
Less: Net loss from continuing operations attributable to noncontrolling interest	(18,479)	(51,828)	(102,719)
Net loss from continuing operations attributable to Bakkt, Inc.	$(79,179)	$(42,583)	$(50,934)

Net loss from discontinued operations, net of tax	$(34,574)	$(9,036)	$(72,159)
Less: Net loss from discontinued operations attributable to noncontrolling interest	(6,542)	(4,960)	(48,239)
Net loss from discontinued operations attributable to Bakkt Inc.	$(28,032)	$(4,076)	$(23,920)

Net loss attributable to Bakkt, Inc.	$(107,211)	$(46,659)	$(74,854)

Denominator – basic and diluted:
Weighted average shares outstanding – basic	12,090,013	5,855,083	3,563,333
Weighted average shares outstanding – diluted	12,090,013	5,855,083	3,563,333

Basic loss per share attributable to Bakkt, Inc.
Continuing operations	$(6.55)	$(7.27)	$(14.29)
Discontinued operations	$(2.32)	$(0.70)	$(6.72)
Total basic net loss per share attributable to Bakkt, Inc.	$(8.87)	$(7.97)	$(21.01)

Diluted loss per share attributable to Bakkt, Inc.
Continuing operations	$(6.55)	$(7.27)	$(14.29)
Discontinued operations	$(2.32)	$(0.70)	$(6.72)
Total basic net loss per share attributable to Bakkt, Inc.	$(8.87)	$(7.97)	$(21.01)
Potential common shares issuable to employees or directors upon exercise or conversion of shares under the Company’s share-based and unit-based compensation plans and upon exercise of warrants are excluded from the computation of diluted earnings per common share when the effect would be anti-dilutive.

The following table summarizes the total potential common shares excluded from diluted loss per common share as their effect would be anti-dilutive (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
RSUs and PSUs (treasury stock)	1,536	1,421	521
Public warrants (treasury stock)	286	286	286
Opco warrants (if-converted)	—	0	32
Class 1 and Class 2 warrants	2,018	2,018	—
Opco common units (if-converted)	—	7,178	7,200
Stock Options (treasury stock)	1,955	—	—
Total	5,795	10,903	8,039
15.Capital Requirements
BFS holds a BitLicense from New York State Department of Financial Services (“NYDFS”) , which subjects it to NYDFS’s oversight with respect to business activities conducted in New York State and with New York residents, and is required to maintain a capital balance equal to the greater of a predefined minimum amount or the sum of the required percentages established for transmitted assets, cold wallet and hot wallet custody assets, and predefined wind-down costs, or expected costs associated with the orderly wind-down of the business. BFS also has money transmitter licenses wherever its business model requires (46 states plus Washington D.C., giving effect to the surrender of duplicative and unneeded licenses following the merger of Bakkt Crypto Solutions, LLC and Bakkt Marketplace, LLC discussed below) which require it to maintain a minimum tangible net worth. Several states have adopted the Model Money Transmission Modernization Act (“MMTMA”), which defined tangible net worth as the aggregate assets of a licensee excluding all intangible assets, less liabilities, and established a calculation for minimum tangible net worth as a percentage of total assets. For states that have not adopted the MMTMA, BFS is required to maintain tangible net worth of a minimum amount, plus the amount of customer funds held in transit. In March 2024, Bakkt received approval from NYDFS to merge, and have since merged, Bakkt Crypto Solutions, LLC and Bakkt Marketplace, LLC into one legal entity, now referred to as BFS.
As of December 31, 2025 and December 31, 2024, BFS was in compliance with its respective regulatory capital requirements. The minimum capital requirements to which BFS is subject may restrict its ability to transfer cash. The Company may also be required to transfer cash to BFS such that it can continue to meet these minimum capital requirements.
16.Commitments and Contingencies
401(k) Plan
The Company sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Both Company and employee contributions to the 401(k) plan are discretionary. For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, Bakkt recorded $1.4 million and $0.8 million, and $1.0 million respectively, of expenses related to the 401(k) plan, which is included in Compensation and benefits in the consolidated statements of operations.
Litigation
On December 15, 2025, the Company filed a complaint in Delaware state court against Project Labrador Holdco, LLC (“Roman”) in connection with the closing of Roman’s acquisition of the Company’s Loyalty business. On February 6, 2026, the Company amended its complaint following additional amounts becoming due. The Company is seeking approximately $10.0 million and attorneys’ fees in connection with breaches of the Loyalty business purchase agreement.

On April 2, 2025, a putative class action complaint was filed in the U.S. District Court for the Southern District of New York against the Company and certain current and former officers. The complaint alleges that the Company made false or misleading statements and omissions of purportedly material fact, in violation of federal securities laws, in connection with disclosures relating to the non-renewal of the Company’s agreements with Webull and Bank of America N.A. ("Bank of America"). The complaint seeks damages, as well as fees and costs. The Company intends to defend the matter vigorously; however, it is refraining from expressing any judgment upon the likelihood of a favorable or unfavorable outcome in this matter given the early stage of the litigation. On September 15, 2025, plaintiff filed an amended complaint. On November 14, 2025, the Company filed a motion seeking dismissal of all claims.
On June 6, 2025, a verified stockholder derivative complaint captioned Kaivani v. Alexander, et. al., No. 25- cv-03196-MLB was filed in the United States District Court for the Northern District of Georgia against the Company and various officers and directors. The complaint asserted various claims for breach of fiduciary duty, unjust enrichment, and pursuant to Sections 10(b), 20(a), and 14(a) of the Securities Exchange Act of 1934 against defendants. The claims were premised on the same allegations as the federal securities litigation described above. On June 27, 2025, plaintiff filed a notice of voluntary dismissal without prejudice in this action.
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
Other legal and regulatory proceedings have arisen and may arise in the ordinary course of business. However, management does not believe that the resolution of these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, future results could be materially and adversely affected by new developments relating to the legal proceedings and claims.

Cryptocurrency Held on Platform

The Company is obligated to securely store digital assets that it holds for customers, a substantial portion of which are held in cold storage. As such, the Company may be liable to users of its platform for losses arising from the Company’s failure to secure digital assets from theft or loss. The Company has not incurred any losses related to such an obligation and therefore has not accrued a liability for losses as of December 31, 2025 and 2024. The Company has no reason to believe it will incur any expense associated with such potential liability because (i) it has no known or historical experience of claims to use as a basis of measurement, (ii) it accounts for and continually verifies the amount of digital assets within its control, and (iii) it has established security around custodial product private keys to minimize the risk of theft or loss.
Purchase Obligations
In December 2021, the Company entered into a four-year cloud computing arrangement which includes minimum contractual payments due to the third-party provider. In December 2023, the Company agreed to amend the contract and extend the payment period for an additional year. As of December 31, 2025, the Company’s outstanding purchase obligations consist of the following future minimum commitments (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Purchase obligations	$4,050	$—	$—	$—	$4,050

Cooperation Agreement
On March 19, 2025, the Company entered into a Cooperation Agreement with Distributed Technologies Research Global Ltd. (“DTR”) and Mr. Naheta, the sole stockholder of DTR (the “Cooperation Agreement”). Pursuant to the Cooperation Agreement, DTR will provide the Company with certain exclusive payment processing technology, application programming interfaces, and infrastructure to be integrated into the Company’s platform for the enablement of global payments processing services in the jurisdictions where the Company or its affiliates operate. Refer to Note 21, Subsequent Events, for details related to transactions with DTR impacting the Cooperation Agreement.
17.Income Taxes
As a result of the business combination that resulted in Bakkt becoming a public company, the Company acquired a controlling interest in Opco, which is treated as a partnership for U.S. federal income tax purposes, and in most applicable state and local income tax jurisdictions. As a partnership, Opco is not itself subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Opco is passed through to and included in the taxable income or loss of its partners, including the Company following the business combination, on a pro rata basis. The Company’s U.S. federal and state income tax expense primarily relates to the Company’s allocable share of any taxable income or loss of Opco following the business combination. In addition, Opco’s wholly owned corporate subsidiaries that are consolidated for U.S. GAAP purposes but separately taxed for foreign income tax purposes as corporations are generating foreign income tax expense.
Subsequent to the Reorganization discussed in Note 12, Stockholders’ Equity, the interests in Opco were consolidated and as such Opco is no longer treated as a partnership for U.S. federal income tax purposes effective December 29, 2025.
The domestic and foreign components of income (loss) from continuing operations before income taxes for the following periods were as follows (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Domestic	$(97,384)	$(94,301)	$(153,294)
Foreign	—	—	(4)
Loss from continuing operations before provision for income taxes	(97,384)	(94,301)	(153,298)
Loss from discontinued operations before provision for income taxes	(34,555)	(8,976)	(72,070)
Total loss before income taxes	$(131,939)	$(103,277)	$(225,368)

Details of the income tax expense (benefit) from continuing operations are as follows (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Current:
Foreign	$—	$—	$—
Federal	—	—	—
State	(49)	110	355
Total current income tax expense (benefit)	(49)	110	355
Deferred:
Foreign	—	—	—
Federal	—	—	—
State	—	—	—
Total deferred income tax expense (benefit)	—	—	—
Income tax (benefit) expense from continuing operations	(49)	110	355
Income tax expense (benefit) from discontinued operations	19	60	89
Total Income tax (benefit) expense	$(30)	$170	$444

	Year Ended December 31, 2025	%
Tax provision at federal statutory rate	$(20,451)	21.00%
Increase (decrease) in income tax resulting from:
State income taxes, net of federal tax effect (a)	(39)	0.04%
Non-taxable or non-deductible items
Noncontrolling interest	4,000	(4.11)%
Stock compensation	3,207	(3.29)%
TRA settlements expense	4,250	(4.36)%
Changes in valuation allowance	14,772	(15.17)%
Tax Credits	67	(0.07)%
Other
Deferred tax adjustment	1,587	(1.63)%
Perm goodwill	(7,442)	7.64%
Provision for (benefit from) income taxes	$(49)	0.05%
(a) State taxes in California, New York and Texas made up the majority (greater than 50 percent) of the tax effect in this category.

	Year Ended December 31, 2024	Year Ended December 31, 2023
Tax provision at federal statutory rate	$(19,803)	$(32,193)
Increase (decrease) in income tax resulting from:
State income taxes, net of federal tax effect (a)	(3,175)	919
Noncontrolling interest	10,871	21,517
Fair value of warrant liability	3,609	330
Changes in valuation allowance	7,078	5,860
Stock compensation	2,156	2,097
Subsidiary liquidation	—	1,978
Other	(626)	(153)
Provision for (benefit from) income taxes	$110	$355
Effective tax rate	(0.12)%	(0.23)%
The effective tax rate differs from the federal statutory rate primarily due to the loss allocated to noncontrolling interest that is not taxed to the Company, impacts from the Reorganization and changes to the Company’s valuation allowance. While Opco incurred a net loss before income taxes of $97.4 million for the year ended December 31, 2025, only $72.4 million was allocated to Bakkt Inc. The remaining $25.0 million is benefited for tax purposes by members outside of the reporting group. The tax benefit of $49.0 thousand relates to current state and foreign tax since the Company has recorded a full valuation allowance that offsets the tax benefit of its losses.
The following summarizes the significant components of our deferred tax assets and liabilities (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Investment in partnership	$—	$124,810
Net operating loss carryforwards	49,665	33,638
Deferred and share-based compensation	10,384	2,607
Warrant liability	5,304	—
Intangible assets and Goodwill	108,123	—
Other	5,899	541
Total deferred tax assets	179,375	161,596
Less: valuation allowance	(177,609)	(152,453)
Net deferred tax assets	1,766	9,143
Deferred tax liabilities:
Intercompany asset with Opco	—	9,143
Other	1,766	—
Total deferred tax liabilities	1,766	9,143
Net deferred tax assets (liabilities)	$—	$—
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The table above includes deferred income taxes from businesses held for sale.
Since Opco is no longer treated as a partnership for U.S. federal income tax purposes at December 31, 2025, the Investment in Partnership no longer exists and therefore, the deferred tax assets and liabilities associated with the Company’s assets and liabilities are presented above.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realizability of the deferred tax assets, in each jurisdiction, is dependent upon the generation of future taxable income sufficient to utilize the deferred tax assets on income tax returns, including the reversal of existing temporary differences, historical and projected operating results and tax planning strategies. Management assessed that certain of the Company’s deferred tax assets were not more likely than not to be realized. As such. the Company had a valuation allowance of $177.6 million and $152.5 million as of December 31, 2025 and December 31, 2024, respectively. The $25.1 million of increase in the valuation allowance during the year was primarily related to the generation of net operating losses that are not expected to be realized.
As of December 31, 2025, the Company had gross federal net operating loss carryforwards (“NOLs”) of $199.3 million, all of which can be carried forward indefinitely. The Company also had state NOLs of $132.8 million which begin to expire in 2031. As of December 31, 2024, the Company had gross federal NOL carryforwards of $122.7 million, all of which can be carried forward indefinitely. The Company had capital loss carryforwards of $3.0 million which will expire in 2028 and tax credits of $0.5 million that begin to expire in 2031.
The Company and its affiliates file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. The Company is currently under examination by the Internal Revenue Service (“IRS”) for tax year ended 2022 which began in April 2025. The Company has responded to initial request from the IRS. While the Company does not anticipate any material tax adjustments from the examination, it could impact the Company’s income tax positions and related disclosures. The Company is open to examination for federal, state, and foreign jurisdictions with varying statues, ranging generally from three to five years.
The Company’s non-U.S. subsidiaries are subject to Global Intangible Low-Taxed Income (“GILTI”) provisions under the Tax Cuts and Jobs Act. The Company has elected to recognize the tax expense related to GILTI as a period cost in the period incurred.
The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions where the Company cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company had no unrecognized tax benefits or related interest and penalties accrued as of both December 31, 2025 and December 31, 2024.
The Company did not make any income tax payments net of refunds during the year ended December 31, 2025.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law by President Trump. Key provisions of the OBBBA include the reinstatement of 100% bonus depreciation, the immediate expensing of domestic research and experimentation expenditures, and modifications to the limitation on business interest deductions. The OBBBA did not have a material impact on the Company's consolidated financial statements and disclosures.
18.Fair Value Measurements
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
Financial assets and liabilities that are measured at fair value on a recurring basis are classified as Level 1, Level 2 and Level 3 as follows (in thousands):

	As of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Digital assets	$1,238	$—	$1,238	$—
Derivative assets	3,352	—	—	3,352
Total assets	$4,590	$—	$1,238	$3,352

Liabilities:
Warrant liability - Class 1 and Class 2 warrants	$15,589	$—	$—	$15,589
Warrant liability - public warrants	1,143	1,143	—	—
Total liabilities	$16,732	$1,143	$—	$15,589

	As of December 31, 2024
	Total	Level 1	Level 2	Level 3
Liabilities:
Warrant liability - Class 1 and Class 2 warrants	$42,782	$—	$—	$42,782
Warrant liability - public warrants	4,141	4,141	—	—
Total liabilities	$46,923	$4,141	$—	$42,782
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivables, unbilled accounts receivables, deposits with clearinghouse, due to related party, accounts payable and accrued liabilities, and operating lease obligations approximate their fair values due to their short-term nature. The balance of deposits with clearinghouse not invested in U.S. government securities are in the form of cash, and therefore approximate fair value.The fair value of the Company's digital assets was determined using Level 2 inputs which included using the value of the digital asset determined as the mid-point of a bid-ask spread in the market management determined to be the principal market for the related digital assets as of December 31, 2025.
Bakkt's derivative asset is comprised of a put/call option associated with a participation right on a third-party ownership interest in a publicly traded company. The fair value of the derivative asset was determined using a binomial model and Black-Scholes-Merton equation, both of which utilize certain Level 3 inputs.
The following table presents changes in Level 3 assets measured at fair value for the year ended December 31, 2025. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

Derivative assets
Balance as of December 31, 2024	$—
Settlements	(10,621)
Change in fair value	13,973
Balance as of December 31, 2025	$3,352
Inputs used to calculate the estimated fair value of the derivative assets at December 31, 2025 were as follows:

Derivative assets
Mean monthly return	2.06%
Volatility	68.4%
Time to maturity (years)	10
Time to liquidity (months)	1 month
Risk free rate	2.06%

Since the second quarter 2024, the Company’s Class 1 Warrants and Class 2 Warrants were valued using the Black-Scholes-Merton model and a binomial lattice model, respectively, both of which utilize certain Level 3 inputs. Prior to the second quarter of 2024, the Class 1 Warrants and Class 2 Warrants were valued using the Black-Scholes-Merton model and a Monte Carlo simulation, respectively. A significant input to the Monte Carlo simulation included the volatility of movement in the price of the stock underlying the warrants, which was estimated using the historical volatility of the Company’s Class A Common Stock over the contractual period of the warrant.
The significant unobservable inputs used for the fair value measurement of the Class 1 Warrants and Class 2 Warrant liabilities as of December 31, 2025 are summarized as follows:

Expected term (years)	3.68
Continuous risk-free rate	3.55%
Expected volatility	140%
The Public Warrant liability is valued based on quoted prices in active markets and is classified within Level 1.
The preceding methods described may produce fair value calculations that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although management believes the Company’s valuation techniques are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
19.Leases
The Company leases real estate for office space under operating leases. There are no restrictions or covenants imposed by any of the leases, and none of the Company's leases contain material residual value guarantees.
In November 2025, Bakkt executed a Termination of Lease Agreement (the "Lease Termination") for its corporate headquarters office space in Alpharetta, Georgia. The company recognized income of approximately $$7.1 million related to the lease termination, which is recognized in Other (expense) income, net in the consolidated statements of operations.
In December 2024, the Company signed a Lease Assignment and Assumption Agreement (the “Lease Assignment”) for its New York office lease, whereby a third-party agreed to assume all the Company’s rights, title and interest in and to the lease, including but not limited to the performance by the third-party of all of the Company’s duties and obligations under the lease. The Lease Assignment was contingent upon the landlord’s consent. In January 2025, the Company signed an Assignment and Assumption of Lease with Landlord’s Consent for the New York office lease, which provided the landlord’s consent to the Lease Assignment. The Company is jointly and severally liable with the third-party assignee for the obligations under the New York office lease. For the year ended ended December 31, 2025 the Company recognized income of approximately $1.8 million related to the Lease Assignment, net of approximately $0.9 million paid to the third-party assignee under the Lease Assignment, all of which is recognized in Other (expense) income, net in the consolidated statements of operations. The Company leases office space in New York under a short-term lease.
Bakkt has a second office lease in Alpharetta, GA that expires in April 2026.
As of December 31, 2025 and December 31, 2024, the Company did not have any active finance leases.

The components of total lease expense are as follows (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Operating lease cost	$803	$2,407	$3,831
Short-term lease cost	132	59	73
Total lease cost	$935	$2,466	$3,904
The short-term lease cost disclosed in the table above reflects our ongoing short-term lease commitments.

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Cash flow from operating activities	$895	$3,058	$4,056
Supplemental non-cash information on lease liabilities arising from obtaining right-of-use assets	$—	$—	$—
As of December 31, 2025, the weighted average remaining lease term for the Company’s operating leases was 4 months, and the weighted average discount rate for its operating leases was 0.0%. As of December 31, 2024, the weighted average remaining lease term for the Company’s operating leases was 65 months, and the weighted average discount rate for its operating leases was 4.2%.
The following table shows balance sheet information about our leases:

	Balance sheet classification	December 31, 2025	December 31, 2024
Right-of-use assets	Other assets, noncurrent	$—	$7,946
Lease liabilities, current	Other current liabilities	$549	$3,793
Lease liabilities, noncurrent	Other liabilities, noncurrent	$—	$16,104
See Note 6, Goodwill and Intangible Assets, Net, and Note 7, Consolidated Balance Sheet Components, for information on impairments recorded for certain right-of-use assets.
Future minimum lease payments under non-cancellable leases as of December 31, 2025 were as follows:

For the year ended December 31,
2026	$554
2027	—
2028	—
2029	—
2030	—
Thereafter	—
Total undiscounted lease payments	$554
Less: imputed interest	$5
Total lease liability	$549
Current	$549
Noncurrent	$—

20. Segment Reporting
As described in Note 2, Summary of Significant Accounting Policies, the Company operates as a single reportable segment, which derives its revenues by providing software solutions that support digital asset transactions. The Company manages its business operations on a consolidated basis. The accounting policies of the segment are the same as those described in Note 2, Summary of Significant Accounting Policies. Bakkt's Chief Operating Decision Maker (“CODM”) is the chief executive officer.
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

The following table represents significant segment expenses provided to the CODM for the years ended December 31, 2025, December 31, 2024, and December 31, 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Total revenues	$2,335,243	$3,441,056	$726,988

Segment expenses:
Personnel[1]	$18,341	$29,194	$33,695
Non-cash compensation[1]	64,261	14,685	15,770
Professional fees	25,256	16,445	10,165
Technology	6,511	9,334	12,361
Occupancy[2]	2,073	2,986	4,492
Marketing and promotions[3]	585	2,474	4,531
Business insurance[4]	5,265	13,302	17,292
Depreciation and amortization[5]	607	343	24,384
Other operating costs[6]	33,353	7,649	38,259
Crypto costs	2,308,390	3,403,207	718,511
Execution, clearing and brokerage fees	18,436	24,024	3,772
Total operating expenses per Consolidated Statements of Operations	$2,483,078	$3,523,643	$883,232
Operating loss	$(147,835)	$(82,587)	$(156,244)
Other expense (income), net[7]	(50,177)	11,824	(2,591)
Net loss from continuing operations	$(97,658)	$(94,411)	$(153,653)

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
6
Other operating costs consist primarily of TRA Settlements, Acquisition-related expenses, Related party expenses, and Impairment of long-lived assets as presented on the statements of operations, as well as costs that are reported as Selling, general and administrative, and Compensation and benefits on the consolidated statements of operations.

7	Other expense (income), net consists primarily of Interest income, net, (Loss) gain from change in fair value of warrant liability, and Other expense, net, and Income tax (expense) benefit as presented in the consolidated statements of operations.
Bakkt recognized revenue from foreign jurisdictions of $162.7 million, $66.2 million, and $11.1 million for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively. No material long-lived assets were held in foreign jurisdictions as of December 31, 2025 and December 31, 2024.
For the year ended December 31, 2025, the Company had no revenue concentration with any individual customer. However, Bakkt’s customers are introduced to the Company via client relationships. For the year ended December 31, 2025 the Company’s top three digital asset clients represented approximately 89% of Crypto services revenue. Three clients, Webull Pay LLC (“Webull”), Swan Bitcoin and Public Platform LLC (“Public”) represented over 10% of the Company’s Crypto services revenue during the year ended December 31, 2025. For the year ended December 31, 2024 the Company’s top three digital asset clients represented approximately 94% of Crypto revenue. One client, Webull, represented over 10% of the Company’s Crypto services revenue during the year ended December 31, 2024 and December 31, 2023.

On August 26, 2025, the Company received notice from Public that it was exercising its rights under its commercial agreement with the Company to initiate the offboarding of its customers from the Company’s platform. Public completed the offboarding from Bakkt’s platform on October 25, 2025. Public represented approximately 17% and 9% of the Company’s crypto services revenue for the years ended December 31, 2025 and December 31, 2024, respectively. The Company expects the offboarding of Public to result in a decline in crypto services revenue. Management is actively pursuing alternative customer and partner relationships to mitigate the effect on future segment performance.
On March 14, 2025, the Company's largest client, Webull, notified the Company that it would not renew its commercial agreement with Bakkt when it ended on June 14, 2025, although the Company continues to service a limited number of states under an amended agreement with Webull. For the years ended December 31, 2025, December 31, 2024, and December 31, 2023, Webull represented approximately 40%, 74%, and 73%, respectively of the Company’s Crypto services revenue.
21. Subsequent Events
The Company has evaluated subsequent events and transactions and determined that no events or transactions met the definition of a subsequent event for purpose of recognition or disclosure in these financial statements, other than as described below.
Registered Direct Offering
On February 27, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a single investor. The offering closed on March 2, 2026, at which time pursuant to the Purchase Agreement the Company issued and sold to the investor an aggregate of 3,024,799 shares of the Company’s Class A common stock, par value $0.0001 per share (“Common Stock”), at a purchase price of $8.75 per share and pre-funded warrants to purchase an aggregate of 2,475,201 shares of the Company’s Common Stock at a purchase price of $8.7499 per pre-funded warrant.
At-the-Market Offering
On January 16, 2026, the “Company entered into a Sales Agreement (the “Sales Agreement”) with each of The Benchmark Company, LLC, Virtu Americas LLC, Clear Street LLC, Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC, Macquarie Capital (USA) Inc., Rosenblatt Securities Inc. and Roth Capital Partners, LLC (each, a “Sales Agent” and together, the “Sales Agents”), pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $300,000,000 of its Common Stock, through the Sales Agents. Sales of Common Stock made pursuant to the Sales Agreement, if any, may be made by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including sales made in ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of the sale, at prices related to prevailing market prices or at negotiated prices and block trades. As of March 11, 2026, 1,990,434 shares have been sold for gross proceeds of $21.5 million and net proceeds of $20.8 million.
Distributed Technologies Research Global Ltd. Acquisition
On January 11, 2026, Opco entered into a Share Purchase Agreement (the “Purchase Agreement”) by and among Opco, the Company, DTR, and Akshay Naheta. Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, the Company will acquire DTR by issuing to Mr. Naheta, and other beneficial owners of DTR shares, an aggregate number of shares of its Common Stock equal to 31.5% of the aggregate number of shares of the Common Stock that are issued and outstanding immediately prior to the closing, plus the aggregate number of shares of the Company’s capital stock issuable upon full exercise or conversion of any options, warrants or other convertible derivative securities that are outstanding immediately prior to the closing, on an as-converted basis, but excluding any warrants to purchase shares of the Common Stock to Mr. Naheta and other beneficial owners of DTR shares.

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
Management’s Report on Internal Control Over Financial Reporting
We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act. We assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this assessment, we concluded that as of December 31, 2025, the Company’s internal control over financial reporting was effective. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Grant Thornton, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
Except as described below, there were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) that occurred during the year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
Other Events

None.

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2025, no director or officer, as defined in Rule 16a-1(f), adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," each as defined in Regulation S-K Item 408.
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
3.Exhibits
The exhibits listed below are filed as part of this Form 10-K or are incorporated herein by reference, in each case as indicated below.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger, dated January 11, 2021, by and among the Company, Merger Sub, and the Company.	8-K	001-39544	2.1	January 11, 2021
2.2	Amendment to Agreement and Plan of Merger, dated March 30, 2021 by and among the Company, Merger Sub, and the Company.	8-K	001-39544	2.1	March 31, 2021
2.3	Amendment to Agreement and Plan of Merger, dated September 29, 2021 by and among the Company, Merger Sub, and the Company.	8-K	001-39544	2.1	September 30, 2021
2.4	Membership Interest Purchase Agreement, dated as of November 2, 2022, by and among the Company, Bakkt Marketplace, Seller and Target.	8-K	001-39544	2.1	November 3, 2022
2.5	Amendment No. 1 To Membership Interest Purchase Agreement, dated as of March 30, 2023, by and among the Company, Bakkt Marketplace, Apex Fintech Solutions Inc. and Apex Crypto, LLC.	8-K	001-39544	2.2	April 3, 2023
3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, effective as of January 22, 2026.	8-K	001-39544	3.2	January 12, 2026
3.2	Amended and Restated Bylaws of Bakkt, Inc., effective as of January 22, 2026	8-K	001-39544	3.3	January 12, 2026
4.1	Specimen Class A Common Stock Certificate of the Company.	8-K	001-39544	4.1	October 21, 2021
4.2	Specimen Warrant Certificate of the Company.	8-K	001-39544	4.2	October 21, 2021
4.3	Warrant Agreement, dated September 22, 2020, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.	8-K	001-39544	4.1	September 28, 2020

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
4.4	First Amendment to Warrant Agreement, dated March 9, 2022, by and among Bakkt Holdings, Inc, American Stock Transfer & Trust Company, LLC and Continental Stock Transfer & Trust Company.	10-K	001-39544	4.4	March 31, 2022
4.5	Third Amended and Restated Limited Liability Company Agreement, dated October 15, 2021, by and among Opco and the Opco Equity Holders.	8-K	001-39544	4.3	October 21, 2021
4.6	First Amendment to Third Amended and Restated Limited Liability Company Agreement, dated April 29, 2024, by and between the Company and Intercontinental	8-K	001-39544	4.1	April 29, 2024
4.7	Stockholders’ Agreement, dated as of November 2, 2022, by and between the Company and Seller.	8-K	001-39544	4.1	November 3, 2022
4.8	Amendment Agreement by and between Bakkt Holdings, Inc., Apex Fintech Solutions Inc. and PEAK6 Investments LLC	10-Q	001-39544	4.2	August 10, 2023
4.9	Description of Securities.	10-K	001-39544	4.6	March 31, 2022
4.10	Form of Class 1 Warrant	8-K	001-39544	4.1	March 4, 2024
4.11	Form of Class 2 Warrant	8-K	001-39544	4.2	March 4, 2024
4.12	Form of Pre-Funded Warrant	8-K	001-39544	4.1	March 2, 2026
10.1	Letter Agreement, dated September 22, 2020 (the “Insider Letter”), by and among the Company, its executive officers, its directors and the Sponsor.	8-K	001-39544	10.1	September 28, 2020
10.2	Amendment to Insider Letter, dated January 11, 2021, by and among the Company, its executive officers, its directors, the Sponsor and Opco.	8-K	001-39544	10.3	January 11, 2021
10.3	Digital Currency Trading, Clearing, and Warehouse Services Agreement, dated August 29, 2019, by and among IFUS, ICUS and Bakkt Trust, including amendments thereto.	8-K	001-39544	10.10	October 21, 2021
10.4	Cooperation Agreement, dated October 15, 2021, between the Company and ICE.	8-K	001-39544	10.6	October 21, 2021
10.5	Registration Rights Agreement, dated October 15, 2021, by and among the Company, the Opco Equity Holders and the Sponsor.	8-K	001-39544	10.1	October 21, 2021
10.6	Stockholders Agreement of the Company, dated October 15, 2021, by and among the Company, the Opco Equity Holders and the Sponsor.	8-K	001-39544	10.2	October 21, 2021
10.7	Voting Agreement, dated October 15, 2021, by and between the Company and ICE.	8-K	001-39544	10.3	October 21, 2021

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.8	Amended and Restated Exchange Agreement dated May 3, 2022 by and between Bakkt Holdings, Inc. and the other parties named therein.	8-K	001-39544	10.1	May 4, 2022
10.9	Tax Receivable Agreement, dated October 15, 2021, by and among the Company and the other parties thereto.	8-K	001-39544	10.5	October 21, 2021
10.10+	2021 Omnibus Incentive Plan.	8-K	001-39544	10.9	October 21, 2021
10.11+	Amendment No.1 to Bakkt Holdings, Inc. 2021 Omnibus Incentive Plan	10-K	001-39544	10.11	March 25, 2024
10.12+	Amendment No.2 to Bakkt Holdings, Inc. 2021 Omnibus Incentive Plan	S-8	333-280724	4.6	July 9, 2024
10.13+	Form of Director Restricted Stock Unit Agreement under the Bakkt Holdings, Inc. 2021 Omnibus Incentive Plan.	10-K	001-39544	10.11	March 31, 2022
10.14+	Form of Executive Officer Restricted Stock Unit Agreement under the Bakkt Holdings, Inc. 2021 Omnibus Incentive Plan.	10-K	001-39544	10.12	March 31, 2022
10.15+	Form of Performance Unit Agreement under the Bakkt Holdings, Inc. 2021 Omnibus Incentive Plan.	10-Q	001-39544	10.1	May 11, 2023
10.16+	Form of Director and Executive Officer Indemnification Agreement.	8-K	001-39544	10.7	October 21, 2021
10.17*	Transition Services Agreement, dated as of November 10, 2021, by and between Opco and ICE.	8-K	001-39544	10.1	November 12, 2021
10.18+	Employment Agreement, dated January 9, 2021, by and among Gavin Michael, Opco, and the Company.	8-K	001-39544	10.12	October 21, 2021
10.19+	Release Agreement, dated March 18, 2024, by and between Bakkt Holdings, Inc. and Gavin Michael	8-K	001-39544	10.2*	March 19, 2024
10.20+	Employment Agreement, dated March 18, 2024, by and between Bakkt Holdings, Inc. and Andrew Main	8-K	001-39544	10.1	March 19, 2024
10.21+	Employment Agreement, dated August 10, 2021, by and among Marc D’Annunzio, Opco, and the Company.	10-K	001-39544	10.18	March 31, 2022
10.22	Amendment No. 4 to Digital Currency Trading, Clearing, and Warehouse Services Agreement, dated as of July 21, 2022, by and among ICE Futures U.S., Inc., ICE Clear US, Inc. and Bakkt Trust Company LLC.	8-K	001-39544	10.1	July 25, 2022
10.23+	Form of Restricted Stock Unit Award Agreement	8-K	001-39544	10.1	September 12, 2022
10.24+	Form of Performance-Based Restricted Stock Unit Award Agreement	8-K	001-39544	10.2	September 12, 2022
10.25	Bakkt Holdings, Inc. Outside Director Compensation Program	10-Q	001-39544	10.2	August 11, 2022
10.26+	Employment Agreement, dated October 12, 2022, by and between Karen Alexander and the Company	8-K	001-39544	10.1	October 13, 2022
10.27	Registration Rights Agreement, dated as of April 1, 2023, by and between The Company and Apex Fintech Solutions Inc.	8-K	001-39544	4.1	April 3, 2023

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.28	Revolving Credit Agreement, dated as of August 12, 2024, by and among the Company, Opco, as borrower, certain subsidiaries of the Company and ICE as Lender	10-Q	001-39544	10.2	August 14, 2024
10.29	Form of Securities Purchase Agreement, dated as of February 29, 2024, by and among the Company and the purchasers signatory thereto	8-K	001-39544	10.1	March 4, 2024
10.3	Form of Securities Purchase Agreement, dated as of February 29, 2024, by and among the Company and ICE	8-K	001-39544	10.2	March 4, 2024
10.31	Form of Voting Support Agreement, dated as of February 29, 2024, by and between the Company and ICE	8-K	001-39544	10.3	March 4, 2024
10.32	Cooperation Agreement, dated as of March 19, 2025, by and among the Company, Distributed Technologies Research Global Ltd, and Akshay Naheta	10-K	001-39544	10.32	March 20, 2025
10.33+	Executive Employment Agreement, dated as of March 19, 2025, by and between the Company and Akshay Naheta	10-K	001-39544	10.33	March 20, 2025
10.34+	Employment Agreement Amendment, dated March 19, 2025, by and between Bakkt Holdings, Inc. and Andrew Main	10-K	001-39544	10.34	March 20, 2025
10.35+	Form of Performance Stock Unit Agreement by and between Bakkt Holdings, Inc. and Akshay Naheta	S-8	333-286645	4.4	April 18, 2025
10.36+	Form of Restricted Stock Unit Agreement by and between Bakkt Holdings, Inc. and Akshay Naheta	S-8	333-286645	4.5	April 18, 2025
10.37	Purchase Agreement, dated as of June 17, 2025, between Bakkt Holdings, Inc. and YA II PN, LTD.	8-K	001-39544	10.1	June 18, 2025
10.38	Convertible Debenture, dated June 18, 2025	8-K	001-39544	10.2	June 18, 2025
10.39	Global Guaranty Agreement, dated June 17, 2025, by Bakkt Opco Holdings, LLC in favor of YA II PN, LTD.	8-K	001-39544	10.3	June 18, 2025
10.40	Registration Rights Agreement, dated as of June 17, 2025, between Bakkt Holdings, Inc. and YA II PN, LTD.	8-K	001-39544	10.4	June 18, 2025
10.41	Amendment No. 1, dated June 17, 2025, to the Revolving Credit Agreement, between Bakkt Holdings, Inc., Bakkt Opco, the subsidiaries of Bakkt Holdings, Inc. party thereto as guarantors and Intercontinental Exchange Holdings, Inc., as lender.	8-K	001-39544	10.5	June 18, 2025
10.42	Equity Purchase Agreement, dated as of July 23, 2025, by and among Bakkt Opco Holdings, LLC, Project Labrador Holdings, LLC, Bridge2 Solutions, LLC, Aspire Loyalty Travel Solutions, LLC, Bridge2 Solutions Canada Ltd., and B2S Resale, LLC.	8-K	001-39544	10.1	July 28, 2025
10.43+	Release Agreement, dated as of August 11, 2025, between Andrew Main and Bakkt Holdings, Inc.	8-K	001-39544	10.1	August 11, 2025
10.44+	Advisor Agreement , dated as of August 11, 2025, between Andrew Main and Bakkt Holdings, Inc.	8-K	001-39544	10.2	August 11, 2025
10.45	Amendment and Waiver to Equity Purchase Agreement, dated as of September 30, 2025, by and among Bakkt Opco Holdings, LLC, Project Labrador Holdings, LLC, Bridge2 Solutions, LLC, Aspire Loyalty Travel Solutions, LLC, Bridge2 Solutions Canada Ltd., and B2S Resale, LLC.	8-K	001-39544	10.1	October 1, 2025

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
10.46	Amendment No.1 to Tax Receivable Agreement dated October 16, 2025, by and among the Company, Intercontinental Exchange Holdings, Inc. and Akshay Naheta	8-K	001-39544	10.1	October 17, 2025
10.47	Contribution Agreement dated October 16, 2025, by and among the Company, Intercontinental Exchange Holdings, Inc. and Akshay Naheta	8-K	001-39544	10.2	October 17, 2025
10.48+	Form of Option Award Agreement	8-K	001-39544	10.1	November 3, 2025
10.49+	Amended and Restated Employment Agreement, by and between Bakkt Holdings, Inc. and Akshay Naheta, dated November 14, 2025.	8-K	001-39544	10.1	November 14, 2025
10.50+	Amended and Restated Performance Stock Unit Agreement, by and between Bakkt Holdings, Inc. and Akshay Naheta, dated November 14, 2025.	8-K	001-39544	10.2	November 14, 2025
10.51	Securities Purchase Agreement, dated February 27, 2026, between the Company and the investor set forth therein.	8-K	001-39544	10.1	March 2, 2026
19.1	Insider Trading Policy	10-K	001-39544	19.1	March 20, 2025
21.1	List of subsidiaries of the registrant.					X
23.1	Consent of KPMG LLP, independent registered public accounting firm of the Company.					X
23.2	Consent of Ernst & Young LLP, independent registered public accounting firm of the Company.					X
23.3	Consent of GRANT THORNTON LLP, independent registered public accounting firm of the Company.					X
24.1	Powers of Attorney (included on the signature page of this Annual Report on Form 10-K).					X
31.1	Certification of the Chief Executive Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of the Chief Financial Officer pursuant to Exchange Act Rule 13a-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1†	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2†	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97	Clawback Policy	10-K	001-39544	97	March 25, 2024
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed or Furnished Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

Date:	March 19, 2026	BAKKT INC.

		By:	/s/ Akshay Naheta
Akshay Naheta
Chief Executive Officer and President
(Principal Executive Officer)
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Akshay Naheta, Marc D’Annunzio and Karen Alexander, and each one of them, as their true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Akshay Naheta	Chief Executive Officer, President and Director (Principal Executive Officer)	3/19/2026
Akshay Naheta

/s/ Karen Alexander	Chief Financial Officer (Principal Financial Officer)	3/19/2026
Karen Alexander

/s/ Joseph Henderson	Chief Accounting Officer (Principal Accounting Officer)	3/19/2026
Joseph Henderson

/s/ Sean Collins	Director	3/19/2026
Sean Collins

/s/ Mike Alfred	Director	3/19/2026
Mike Alfred

/s/ Colleen Brown	Director	3/19/2026
Colleen Brown

/s/ Lyn Alden	Director	3/19/2026
Lyn Alden

/s/ Richard Galvin	Director	3/19/2026
Richard Galvin