Form 10-Q
period 2026-03-31
Bakkt, Inc.
filed 2026-05-11
CIK 1820302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission File Number: 001-39544

BAKKT, INC.
(Exact name of registrant as specified in its charter)

Delaware	41-2324812
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3280 Peachtree Rd NE Suites 07-128, 07-130 & 07-132 Atlanta, Georgia	30305
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (332) 203 3017

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol (s)	Name of each exchange on which registered
Class A Common Stock, par value $0.0001 per share	BKKT	The New York Stock Exchange
Warrants to purchase Class A Common Stock	BKKT WS	The New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of May 5, 2026, there were 44,612,329 shares of the registrant’s Class A Common Stock, 7,140,383 public warrants, 1,153,200 Class 1 warrants and 864,650 Class 2 warrants issued and outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Unless the context otherwise requires, all references to “Bakkt,” “we,” “us,” “our,” or the “Company” in this Quarterly Report on Form 10-Q (this “Report”) refer to Bakkt, Inc. and its subsidiaries.
This Report contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. You can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would,” the negative of such terms, and other similar expressions that are intended to identify forward-looking statements. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to our business. Forward-looking statements in this Report may include, for example, statements about:
•    future financial and operational performance, including trends in digital asset services revenue and trading volumes;
•    expansion and adoption of Bakkt Markets, Bakkt Agent and Bakkt Global;
•our ability to grow our client base, enter into and maintain commercial partnerships and onboard new customers;
•anticipated benefits of investments and expansion into international markets
• development, launch and scalability of our products and platform capabilities, including payment infrastructure and AI-enabled solutions
•our liquidity, capital resources and ability to raise capital, including through equity offerings
•our cost structure, operating efficiency and capital allocation initiatives
•industry growth and adoption of digital assets, stablecoins, tokenization and related technologies;
•regulatory developments affecting digital assets, payments and stablecoins; and
•    our business strategy and competitive positioning.
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

•whether the Company will be able to successfully integrate its operations with those of Distributed Technologies Research Global Ltd ("DTR"), including its infrastructure, and achieve the expected benefits therefrom;
•the regulatory environment for digital assets and digital stablecoin payments;
•changes in the Company’s business strategy;
•the Company's adoption of its updated Investment Policy and related treasury strategy, including the Company’s ability to successfully consummate acquisitions, integrate or manage investments in potential acquisition targets and investees;
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
•volatility and disruptions in the digital assets, digital payments and stablecoin markets that subject the Company to additional risks, including the risk that banks may not provide banking services to the Company and market sentiments regarding digital assets, digital payments and stablecoins;
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
•uncertain and evolving regulatory regime governing blockchain technologies, stablecoins, digital payments and digital assets;
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
•and other risks and uncertainties indicated in the Company’s filings with the SEC, including its most recent Annual Report on Form 10-K for the year ended December 31, 2025, and the risks set forth under Part II – Item 1A Risk Factors of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).

Bakkt, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	As of March 31, 2026 (Unaudited)	As of December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$79,984	$26,962
Restricted cash	2,576	575
Customer funds	17,393	14,662
Investments	249	235
Accounts receivable, net	9,532	12,070
Prepaid insurance	1,667	2,749
Other current assets	13,593	14,947
Total current assets	124,994	72,200
Property, equipment and software, net	2,322	1,660
Goodwill	64,658	64,658
Intangible assets	5,550	5,550
Equity method investment	10,928	11,149
Derivative asset	160	3,352
Other assets	4,768	4,219
Total assets	$213,380	$162,788
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$12,753	$14,876
Customer funds payable	17,393	14,662
Deferred revenue, current	—	789
Other current liabilities	129	2,703
Total current liabilities	30,275	33,030
Warrant liability	12,032	16,732
Other noncurrent liabilities	195	244
Total liabilities	42,502	50,006
Commitments and contingencies (Note 15)
Class A Common Stock ($0.0001 par value, 560,000,000 shares authorized, 30,709,542 shares issued and outstanding as of March 31, 2026 and 25,523,039 shares issued and outstanding as of December 31, 2025)	3	3
Additional paid-in capital	1,086,656	1,017,004
Accumulated other comprehensive loss	1,041	947
Accumulated deficit	(916,822)	(905,172)
Total Bakkt, Inc. stockholders' equity	170,878	112,782
Noncontrolling interest	—	—
Total equity	170,878	112,782
Total liabilities and equity	$213,380	$162,788

The accompanying notes are an integral part of these consolidated financial statements.

Bakkt, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025

Crypto services revenue	$243,593	$1,065,756
Operating expenses:
Crypto costs	239,970	1,054,635
Execution, clearing and brokerage fees	1,980	7,693
Compensation and benefits	6,602	7,787
Professional services	7,745	5,170
Technology and communication	1,787	1,956
Selling, general and administrative	2,362	3,496
Depreciation and amortization	66	220
Restructuring expenses	—	228
Other operating expenses	5	8
Total operating expenses	260,517	1,081,193
Operating loss from continuing operations	(16,924)	(15,437)
Interest income, net	185	622
Gain from change in fair value of warrant liability	4,700	32,247
Change in fair value of derivative instrument	(224)	—
Other income, net	846	2,005
(Loss) income from continuing operations before income taxes and equity in net earnings of affiliates	(11,417)	19,437
Income tax expense	(12)	(49)
Net (loss) income from continuing operations before equity in net earnings of affiliates	(11,429)	19,388
Loss from equity method investment	(221)	—
Net (loss) income from continuing operations	(11,650)	19,388
Net loss from discontinued operations, net of tax	—	(3,149)
Net (loss) income	(11,650)	16,239

Less: Net income attributable to noncontrolling interest	—	8,529
Net (loss) income attributable to Bakkt, Inc.	$(11,650)	$7,710

Net (loss) income per share attributable to Class A Common Stockholders:
Basic	$(0.41)	$1.18
Diluted	$(0.41)	$1.13
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net (loss) income	$(11,650)	$16,239
Currency translation adjustment, net of tax	94	29
Comprehensive (loss) income	(11,556)	16,268
Comprehensive income attributable to noncontrolling interest	—	8,544
Comprehensive (loss) income attributable to Bakkt, Inc.	$(11,556)	$7,724
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except share data)
(Unaudited)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Bakkt Stockholders' Equity	Noncontrolling Interest	Total Equity
	Shares	$	Shares	$
Balance as of December 31, 2025	25,523,039	$3	—	$—	$1,017,004	$(905,172)	$947	$112,782	$—	$112,782
Share-based compensation	—	—	—	—	2,805	—	—	2,805	—	2,805
Shares issued upon vesting of share-based awards, net of tax withholding	171,270	—	—	—	(2,110)	—	—	(2,110)	—	(2,110)
Equity offerings, net of issuance costs	5,015,233	—	—	—	68,957	—	—	68,957	—	68,957
Currency translation adjustment, net of tax	—	—	—	—	—	—	94	94	—	94
Net loss	—	—	—	—	—	(11,650)	—	(11,650)	—	(11,650)
Balance as of March 31, 2026	30,709,542	$3	—	$—	$1,086,656	$(916,822)	$1,041	$170,878	$—	$170,878

The accompanying notes are an integral part of these consolidated financial statements.

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Bakkt Stockholders' Equity	Noncontrolling Interest	Total Equity
	Shares	$	Shares	$
Balance as of December 31, 2024	6,510,885	$1	7,178,303	$1	$832,693	$(797,960)	$(841)	$33,894	$28,959	$62,853
Share-based compensation	—	—	—	—	3,343	—	—	3,343	—	3,343
Shares issued upon vesting of share-based awards, net of tax withholding	144,937	—	—	—	(906)	—	—	(906)	—	(906)
Exercise of Warrants	4	—	—	—	1	—	—	1	—	1
Exchange of Class V shares for Class A shares	529	—	(529)	—	3	—	—	3	(3)	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	14	14	15	29
Net income	—	—	—	—	—	7,710	—	7,710	8,529	16,239
Balance as of March 31, 2025	6,656,355	$1	7,177,774	$1	$835,134	$(790,250)	$(827)	$44,059	$37,500	$81,559

The accompanying notes are an integral part of these consolidated financial statements.

Bakkt, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Cash flows from operating activities:
Net (loss) income	$(11,650)	$16,239
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	66	220
Non-cash lease expense	—	266
Share-based compensation expense	2,805	3,343
Gain on lease assignment	—	(1,755)
Gain from change in fair value of warrant liability	(4,700)	(32,247)
Loss on equity method investment	221	—
Change in fair value of derivative asset	517	—
Changes in operating assets and liabilities:
Accounts receivable	1,500	(3,593)
Prepaid insurance	1,082	1,435
Accounts payable and accrued liabilities	(2,123)	(1,810)
Unsettled crypto trades	(1,850)	—
Due to related party	—	(150)
Deferred revenue	(769)	(362)
Operating lease liabilities	(471)	(1,803)
Customer funds payable	2,731	(76,563)
Assets and liabilities of businesses held for sale	—	(3,457)
Other assets and liabilities	548	(1,044)
Net cash used in operating activities	(12,093)	(101,281)
Cash flows from investing activities:
Capitalized internal-use software development costs and other capital expenditures	(728)	(130)
Cash received from partial settlement of derivative arrangement	2,677	—
Purchase of investments	(14)	—
Net cash used in investing activities	1,935	(130)
Cash flows from financing activities:
Proceeds from the exercise of warrants	—	1
Withholding tax payments on net share settlements on equity awards	(280)	(906)
Proceeds from Equity offerings	69,602	—
Cash paid for Equity offerings	(2,541)	—
Proceeds from borrowings on revolving credit facility	—	5,000
Net cash provided by financing activities	66,781	4,095
Effect of exchange rate changes	94	29
Net increase (decrease) in cash, cash equivalents, restricted cash, customer funds and deposits	56,717	(97,287)
Cash, cash equivalents, restricted cash, customer funds and deposits at the beginning of the period	44,902	153,746
Cash, cash equivalents, restricted cash, customer funds and deposits at the end of the period	$101,619	$56,459
Reconciliation of cash, cash equivalents, restricted cash, customer funds and deposits to consolidated balance sheets:
Cash and cash equivalents	$79,984	$23,010
Restricted cash	2,576	19,754
Customer funds	17,393	12,003
Deposits (Note 6)	1,666	1,692
Total cash, cash equivalents, restricted cash, customer funds and deposits	$101,619	$56,459

The accompanying notes are an integral part of these consolidated financial statements.

Bakkt, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1.Organization and Description of Business
Bakkt Holdings, Inc. (“Bakkt” or the “Company”) provides software and application program interface products, services, and infrastructure to companies focused on digital asset transactions. Effective January 22, 2026, the Company changed its name to Bakkt, Inc.
Unless the context otherwise provides, “we,” “us,” “our,” “Bakkt,” the “Company” and like terms refer to Bakkt, Inc. and its subsidiaries, including Bakkt Opco Holdings, LLC ("Opco").

Description of Business
Bakkt provides, or is working to provide, simplified solutions focused in the following areas:
Digital Assets
•Trading. Bakkt’s platform provides customers with the ability to buy, sell and store digital assets via application programming interfaces or embedded web experience. The Company enables clients in various industries to provide their customers with the ability to transact in digital assets directly in their trusted environments. Bakkt currently facilitates transactions in the digital assets listed in the table below.

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
Custody. Bakkt Financial Solutions I, LLC ("BFS") uses third-party custodial relationships with BitGo and Coinbase Custody and Fireblocks Trust, which are currently used by BFS for custody and coin transfers and also self-custodies select coins to facilitate consumer withdrawals.
BFS holds a New York State virtual currency license (commonly referred to as a "BitLicense"), and money transmitter licenses from all states throughout the United States (“U.S.”) where such licenses are required for the operation of its business and is registered as a money services business with the Financial Crimes Enforcement Network of the United States Department of the Treasury.
As of March 31, 2026, the Company offered digital asset services in the U.S., Latin America, Europe, and Asia.
2.Summary of Significant Accounting Policies
The Company's accounting policies are as set forth in the notes to its Annual Report on Form 10-K for the year ended December 31, 2025 (the "Form 10-K").
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
In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. The interim results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or for any other future annual or interim period. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes thereto included in the Form 10-K.

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

Warrant Accounting
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For issued warrants that do not meet the definition of a liability under ASC 480 and are indexed to the Company’s own stock and classified in stockholders’ equity under ASC 815-40, the warrants are recorded at fair value at the date of issuance and are not subsequently remeasured. The Pre-Funded Warrants issued in February 2026 met these criteria and were recorded as a component of additional paid-in capital.
Segments
Bakkt has one operating and reportable segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), who is Akshay Naheta, the Company's Chief Executive Officer, in deciding how to allocate resources and assessing performance.
Discontinued Operations
On July 23, 2025, Opco, a wholly owned subsidiary of the Company, entered into an agreement to sell all of the issued and outstanding equity interests of Bridge2 Solutions, LLC, Aspire Loyalty Travel Solutions, LLC, Bridge2 Solutions Canada, Ltd., and B2S Resale, LLC (collectively, the “Acquired Companies”) to Project Labrador Holdco, LLC, a wholly owned subsidiary of Roman DBDR Technology Advisors, Inc. (the “Purchaser” or "Roman"). These entities comprised the Company’s loyalty and travel redemption business (the “Loyalty Business”), and the transaction comprised a part of the Company’s strategic transformation into a pure-play digital asset infrastructure platform. The sale transaction closed on October 1, 2025.
Bakkt management determined that the Loyalty Business met the criteria for classification as held for sale and a discontinued operation as of September 30, 2025. This determination was based on management’s commitment to a formal plan to sell the business, the significance of the business to the Company's historical operations, and the expectation that the sale represented a strategic shift that would have a major effect on the Company's operations and financial results, and would result in the elimination of the operations and cash flows of the Loyalty Business from ongoing operations. As such, the results of operations, financial position, and cash flows of the Loyalty Business have been reclassified and are presented as discontinued operations the quarter ended March 31, 2025. The related operating results, including any gains or losses on the sale, are reported separately from continuing operations in the consolidated statements of operations for all periods presented. Refer to Note 3, Discontinued Operations, for additional details.
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
Evaluation in conjunction with the issuance of the March 31, 2026 unaudited consolidated financial statements
Since inception, the Company has consumed cash in excess of cash inflows from operations and fundraising. The Company’s accumulated deficit totaled $916.8 million as of March 31, 2026. Due to ongoing losses, the Company has been working to optimize capital allocation and reduce cash expenses since the fourth quarter of 2022.
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
Historically, the Company’s sources of liquidity included cash and cash equivalents, available-for-sale securities and equity offerings. As discussed in Note 11, Stockholders' Equity, in January and February 2026 the Company raised $21.5 million through at-the-market offerings and $48.1 million through a registered direct offering of common stock and pre-funded warrants.
Management believes that the Company's cash and cash equivalents, inclusive of net proceeds from the at-the-market offerings and common stock and pre-funded warrant issuance, will be sufficient to fund Bakkt's operations for 12 months from the date these financial statements are issued.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which requires additional tax disclosures, predominantly related to the effective income tax rate reconciliation and income taxes paid. The ASU was effective for annual periods beginning in fiscal 2025. Early adoption was permitted. The adoption of ASU No. 2023-09 impacted the Company’s income tax disclosures but did not have a material impact on its consolidated financial position, results of operations, or cash flows. The Company adopted this guidance on a prospective basis effective January 1, 2025. Refer to Note 16, Income Taxes, for impacts to the related disclosures.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU provides a comprehensive list of interim disclosures required by U.S. GAAP and includes a disclosure principle that requires entities to disclose events since the last annual reporting period that have a material impact on the reporting entity. The ASU also clarifies the applicability of Accounting Standards Codification (“ASC”) 270, Interim Reporting, and the form and content of interim financial statements in accordance with U.S. GAAP. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.
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

3.Discontinued Operations
Bakkt's Loyalty Business offered a full spectrum of supplier content through configurable, white-label e-commerce storefronts that end users could acquire via redemption of loyalty points. The Company's redemption catalog spanned a variety of rewards categories including travel, gift cards and merchandise, including a unique Apple product and services storefront. The travel solution offered a retail e-commerce booking platform with direct supplier integrations, as well as a U.S.-based call center for live-agent booking and servicing. The Company's platform provided a unified shopping experience that was built to seamlessly extend the Company's customers’ loyalty strategies and user experience for their loyalty programs. Bakkt's platform’s functionality included a mobile-optimized user interface, numerous configurations to support diverse program needs, promotional campaign services, comprehensive fraud protection capabilities and the ability to split payments across both loyalty points and credit cards. On July 23, 2025, the Company agreed to sell the Loyalty Business, and closed the sale on October 1, 2025. As described in Note 2, Summary of Significant Accounting Policies, the Loyalty business is reported as a discontinued operation. The Company had a Transition Service Agreement with the Loyalty buyer whereby both parties agreed to provide services to each other. The Transition Services Agreement ended in the first quarter of 2026. The amount paid between the parties for the Transition Services Agreement for the three months ended March 31, 2026, was immaterial.
As of March 31, 2026 and December 31, 2025, there were no assets and liabilities of the Loyalty Business classified as held for sale. The following table summarizes the results of discontinued operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Revenues:
Loyalty services revenues	$—	$9,154

Operating expenses:
Compensation and benefits	—	10,032
Professional services	—	22
Technology and communication	—	1,612
Selling, general and administrative	—	333
Other operating costs	—	238
Total operating expenses	—	12,237
Operating loss	—	(3,083)
Other income (expense), net	—	(66)
Loss before income taxes	—	(3,149)
Income tax (expense) benefit	—	—
Loss from discontinued operations	$—	$(3,149)

The following summarizes the significant non-cash operating activities for discontinued operations for the three months ended March 31, 2026 and March 31, 2025 (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Non-cash lease expense	$—	$266
Share-based compensation expense	—	277
Total	$—	$543
4.Revenue from Contracts with Customers
Disaggregation of Revenue
The Company disaggregates Crypto Services revenue by service type as follows (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Transaction revenue	$243,396	$1,065,741
Service revenue	197	15
Crypto services revenue	$243,593	$1,065,756
Bakkt recognized revenue from foreign jurisdictions of $31.5 million and $34.8 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
The Company has one reportable segment to which its revenues relates.
Deferred Revenue
Contract liabilities consist of deferred revenue for amounts invoiced prior to the Company meeting the criteria for revenue recognition. Bakkt invoices customers for service fees at the beginning of service performance, and such fees are recognized as revenue over time as the Company satisfies performance obligations. Contract liabilities are classified as “Deferred revenue, current” and “Deferred revenue, noncurrent” in the consolidated balance sheets. The activity in deferred revenue for the three months ended March 31, 2026 and March 31, 2025, respectively, was as follows (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Beginning of the period contract liability	$789	$—
Revenue recognized from contract liabilities included in the beginning balance	(789)	—
Increases due to cash received, net of amounts recognized in revenue during the period	—	—
End of the period contract liability	$—	$—
Contract Costs
For the three months ended March 31, 2026 and March 31, 2025, the Company incurred no incremental costs to obtain and/or fulfill contracts with customers.
5.Goodwill and Intangible Assets, Net
Changes in goodwill consisted of the following (in thousands):

Balance as of January 1, 2025
Goodwill	$1,579,265
Accumulated impairment	(1,511,264)
68,001

Sale of Bakkt Trust	(3,343)

Balance as of December 31, 2025
Goodwill	1,575,922
Accumulated impairment	(1,511,264)
$64,658
Balance as of March 31, 2026
Goodwill	$1,575,922
Accumulated impairment	(1,511,264)
$64,658
No goodwill was allocated to the sale of the Loyalty Business based on the financial terms and conditions of the transaction.
During the second quarter of 2025, the Company completed the sale of Bakkt Trust. As part of the sale, approximately $3.3 million of goodwill was included in the carrying amount of Bakkt Trust upon sale and in determining the loss on sale.
Bakkt management did not identify any indicators of impairment related to goodwill and other intangible assets during the three months ended March 31, 2026.
On March 14, 2025, the Company's largest digital assets client, Webull, notified the Company that it would not renew its agreement with Bakkt that ended on June 14, 2025, although the Company continues to service a limited number of states under an amended agreement with Webull. Due to the significance of Webull to the Company's historical Crypto services revenue, Bakkt management determined that the non-renewal notification was a triggering event indicating a potential impairment of the Company's goodwill during the three months ended March 31, 2025. Bakkt management elected to bypass performing a qualitative assessment and proceeded directly to a quantitative impairment assessment.
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
Intangible assets consisted of the following as of March 31, 2026 (in thousands):

	March 31, 2026
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Trademarks / trade names	Indefinite	$2,900	—		$2,900
Domain names	Indefinite	2,650	—		2,650
Total		$5,550	$—		$5,550

	December 31, 2025
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Trademarks / trade names	Indefinite	$2,900	—		$2,900
Domain names	Indefinite	2,650	$—		2,650
Total		$5,550	$—		$5,550
During the third quarter of 2025, the Company acquired website domain names for $2.7 million. The domain names were acquired to support the global expansion of its digital asset investment strategy in strategic jurisdictions.
6.Consolidated Balance Sheet Components
Accounts Receivable, Net
Accounts receivable, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Trade accounts receivable	$—	$98
Receivables from customers, clients and liquidity partners	2,991	4,244
Unbilled receivables	40	27
Deposits	1,666	2,703
Other receivables	5,071	5,234
Total accounts receivable	9,768	12,306
Less: Allowance for doubtful accounts	(236)	(236)
Total	$9,532	$12,070
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
Other Current Assets
Other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid expenses	$1,556	$2,209
Promissory note from Loyalty buyer	5,096	5,050
Advances to Loyalty buyer	6,789	7,491
Other	152	197
Total	$13,593	$14,947

Property, Equipment and Software, Net
Property, equipment and software, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Internal-use software	$2,703	$2,014
Other computer and network equipment	39	—
Property, equipment and software, gross	2,742	2,014
Less: accumulated amortization and depreciation	(420)	(354)
Total	$2,322	$1,660
For the three months ended March 31, 2026, depreciation and amortization expense related to property, equipment and software amounted to $0.1 million, of which $0.1 million related to amortization expense of capitalized internal-use software placed in service.
For the three months ended March 31, 2025, depreciation and amortization expense related to property, equipment and software amounted to $0.2 million, of which $0.2 million related to amortization expense of capitalized internal-use software placed in service.
Equity Method Investment

Bakkt's equity method investment balances were as follows (in thousands):

	March 31, 2026	December 31, 2025
Bitcoin.co.jp	$10,928	$11,149
On August 6, 2025, the Company entered into a share purchase agreement with RIZAP Group, Inc. under which it acquired approximately 28% of the outstanding shares of Bitcoin Japan Corporation ("BJC", f.k.a., MarushoHotta Co., Ltd.), a publicly traded company listed in Tokyo for ¥1,676,551,082 ($11.5 million). As of March 31, 2026, there was no material basis differences between the carrying value of the investment and the amount of underlying equity in the net assets of BJC. Bakkt’s Chief Executive Officer is a member of the board of directors of BJC.
The Company recorded a net loss of $0.2 million for the three months ended March 31, 2026 related to its share of net earnings of BJC. No amounts were recorded for the three months ended March 31, 2025 as the Company did not have an ownership interest in BJC during that period.
The Company did not identify any indicators of impairment as of the reporting date. The value of Bakkt's investment in BJC based on the public trading price as of March 31, 2026 was approximately $16.5 million.
Other Assets
Other assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Deposits with clearinghouse	$159	$—
Escrow deposit for sale of Loyalty	2,500	2,500
Other	2,109	1,719
Total	$4,768	$4,219
The Company accounts for digital assets it owns as indefinite-lived intangible assets and initially measures such digital assets at cost (under a first-in, first-out basis). These assets are not amortized, but are measured at fair value each reporting period with changes recognized in net income (loss). Bakkt generally holds a nominal amount of each digital asset it supports on its platform to facilitate trades and settlements, if necessary. The digital assets are reported in "Other assets" on the consolidated balance sheets and fair value changes are recognized in "other income, net" on the consolidated statements of operations. The Company's owned digital assets are typically liquidated on a daily basis during the fulfillment of customer orders and settlement with liquidity providers. Fair value changes were not material for the three months ended March 31, 2026. Bakkt's owned digital assets were $1.7 million and $1.2 million as of March 31, 2026 and December 31, 2025. The Company classifies cash flows from digital assets within cash flows from operating activities.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accounts payable	$2,531	$3,716
Payables to clients and customers	1,905	2,464
Accrued expenses	6,438	5,990
Other	1,879	2,706
Total	$12,753	$14,876
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Current maturities of operating lease liability	$79	$549
Other	50	2,154
Total	$129	$2,703
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Operating lease liability, noncurrent	$—	$244
Other	195	—
Total	$195	$244

7.Convertible Debenture
On June 17, 2025, Bakkt entered into a private placement with YA II PN, LTD. (the "Private Placement"), a Cayman Islands exempt limited company (the “Investor”). The Private Placement closed on June 18, 2025.
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

8.Tax Receivable Agreement
On October 15, 2021, Bakkt entered into a Tax Receivable Agreement (the "TRA") with certain Opco equity holders. Each Opco common unit, when coupled with one share of the Company's Class V Common Stock was referred to as a “Paired Interest.” Pursuant to the TRA, among other things, holders of Opco Common Units could, subject to certain conditions exchange such Paired Interests for Class A Common Stock on a one-for-one basis, subject to the terms of the Amended and Restated Exchange Agreement, dated as of May 3, 2022 (the "Exchange Agreement") including Bakkt's right to elect to deliver cash in lieu of Class A Common Stock and, in certain cases, adjustments as set forth therein. Opco in effect had in effect an election under Section 754 of the Internal Revenue Code for each taxable year in which an exchange of Opco Common Units for Class A Common Stock (or cash) occurred.
The exchanges were expected to result in increases in the tax basis of the tangible and intangible assets of Opco. These increases in tax basis could potentially reduce the amount of tax that the Company would otherwise be required to pay in the future. Those increases in tax basis could potentially also decrease gains (or increase losses) on future dispositions of certain capital assets to the extent tax basis was allocated to those capital assets.
The TRA provided for the payment by the Company to exchanging holders of Opco Common Units of 85% of certain net income tax benefits, if any, that the Company realized (or in certain cases was deemed to realize) as a result of these increases in tax basis related to entering into the TRA, including tax benefits attributable to payments under the TRA. This payment obligation was an obligation of the Company and not of Opco. For purposes of the TRA, the cash tax savings in income tax is computed by comparing the Company's actual income tax liability (calculated with certain assumptions) to the amount of such taxes that the Company would have been required to pay had there been no increase to the tax basis of the assets of Opco as a result of Opco having an election in effect under Section 754 of the Code for each taxable year in which an exchange of Opco Common Units for Class A Common Stock occurred and had the Company not entered into the TRA. Such change is calculated under the TRA without regard to any transfers of Opco Common Units or distributions with respect to such Opco Common Units before the exchange under the Exchange Agreement to which Section 743(b) or 734(b) of the Code applies. Prior to the Reorganization on November 3, 2025, 1,063,576 Opco Common Units were exchanged for Class A Common Stock.
In connection with the Reorganization, Bakkt, ICE and Mr. Naheta entered into an amendment (the “TRA Amendment”) to the TRA, dated as of October 15, 2021, by and among the Company and the persons named therein, as well as a Contribution Agreement relating to their respective rights under the TRA (as amended, the “Contribution Agreement”). Pursuant to the TRA Amendment and the Contribution Agreement, ICE and Mr. Naheta agreed that they would, at closing, (i) contribute their rights under the TRA to the Company in exchange for a cash payment from the Company equal to the respective amount to which ICE and Mr. Naheta would otherwise be entitled under the TRA (as amended), (ii) Mr. Naheta would further contribute such cash payable to Mr. Naheta to the Company in exchange for shares of the Company Class A Common Stock, and (iii) ICE would further contribute such cash payable to ICE to the Company in exchange for shares of Series A Non-Voting Convertible Preferred Stock (“Preferred Stock”) of the Company, each convertible into one share of the Company Class A Common Stock (such conversion being conditional upon the expiry or termination of the waiting period (and any extension thereof, including pursuant to any timing agreement) applicable to it under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”)), and further agreed that the respective obligations of ICE and Mr. Naheta, on the one hand, and the Company, on the other hand, to transfer the foregoing cash amounts will be net-settled and offset against one another. In addition, the TRA Amendment set the discount rate to be used in calculating TRA payments to TRA holders at 18%, calculated as of the date of consummation of the Reorganization, except that for ICE and Mr. Naheta only, the value of the TRA payment was capped at the value of such payment calculated as of the date of the TRA Amendment. At the completion of the Reorganization, the Company issued 465,890 and 69,733 shares of the Company Class A Common Stock to ICE and Mr. Naheta, respectively. Total expense for the TRA settlement was $26.9 million, recorded in operating expenses within the consolidated statements of operations for the year ended December 31, 2025. The payments to TRA holders other than ICE and Mr. Naheta were $5.7 million; approximately $0.5 million remained to be paid under the TRA settlement as of March 31, 2026. The Reorganization terminated the TRA.

9.Related Parties
Marketing Agreement
In August 2025, the Company entered into agreements with a family member of an executive of BJC for branding and website management services and public relations and social media management services. There were no fees payable under these agreements as of March 31, 2026. No amounts were paid under such agreements during the three month period ended March 31, 2026.
Commercial Agreement With DTR
On July 31, 2025, Bakkt entered into a Commercial Agreement (the “Commercial Agreement”) with Distributed Technologies Research Global, Ltd. ("DTR"), which is owned by Mr. Naheta, which sets forth the terms and conditions governing the integration of Bakkt’s various solutions related to financial transaction processing and digital asset trading with DTR’s technology related to the execution of global payments powered by stablecoins.
Pursuant to the Commercial Agreement, DTR grants Bakkt and its affiliates a non-exclusive, non-transferable, sublicensable license for the duration of the term of the Commercial Agreement to access, display, reproduce, modify, create derivative works of, and otherwise use the DTR’s technology in certain territories; and DTR and its affiliates a non-exclusive, non-transferable, sublicensable, worldwide, right and license to display, reproduce, modify, create derivative works of, and otherwise use Bakkt solutions as needed. For each payment that is processed under the Commercial Agreement, Bakkt will be entitled to a customary fee for similar types of transactions. As of March 31, 2026, no payments were made under the agreement.
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
On January 11, 2026, the Bakkt entered into a Share Purchase Agreement (the “Purchase Agreement”) by and among Opco, the Company, DTR, and Akshay Naheta. Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, the Company will acquire DTR by issuing to Mr. Naheta and other beneficial owners of DTR shares an aggregate number of shares of its Common Stock equal to 31.5% of the aggregate number of shares of the Common Stock that are issued and outstanding immediately prior to the closing, plus the aggregate number of shares of the Company’s capital stock issuable upon full exercise or conversion of any options, warrants or other convertible derivative securities that are outstanding immediately prior to the closing, on an as-converted basis, but excluding any warrants to purchase shares of the Common Stock to Mr. Naheta and other beneficial owners of DTR shares. Refer to Note 20, Subsequent Events, for further details.
Sale of Bakkt Trust
On March 17, 2025, Bakkt entered into an agreement with Intercontinental Exchange Holdings, Inc. ("ICE") whereby ICE agreed to purchase all of the outstanding equity interests of Bakkt Trust for a cash payment of $1.5 million plus the assumption of Bakkt Trust’s regulatory capital requirement, which was approximately $3.0 million as of signing, and certain operating costs of Bakkt Trust during the period between the signing of the purchase agreement and the closing of the transaction (subject to such closing). The sale of Bakkt Trust was completed on May 15, 2025. As a result of the sale, Bakkt recognized a loss of $2.3 million reflected in Other income, net in the consolidated statement of operations.
In conjunction with the sale of Bakkt Trust, Bakkt and ICE entered into a transition services agreement ("TSA") whereby the Company agreed to provide certain transitional services to ICE for defined fees for a period of up to six months from closing of the sale of Bakkt Trust. Amounts billed under the TSA generally related to pass through of a portion of third-party software costs and time incurred by Bakkt employees that supported Bakkt Trust. The TSA could be terminated with six months' notice by either party for cause or by mutual agreement of the parties but expired under normal course as of December 31, 2025. Amounts billed under the TSA were generally recognized as a recovery of expenses incurred or as a component of "Other income, net" in the consolidated statements of operations. No amounts were owed to Bakkt under the TSA as of March 31, 2026.
ICE Credit Facility
On August 12, 2024, Bakkt and Bakkt Opco Holdings, LLC ("Opco") entered into a revolving credit facility with Intercontinental Exchange Holdings, Inc. ("ICE") (the “ICE Credit Facility”), a major shareholder, (the “Lender”), with certain subsidiaries of Bakkt party thereto from time to time, as guarantors, whereby the Lender agreed to provide a secured revolving line of credit of up to $40.0 million to the Company for working capital and general corporate purposes.
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
On March 27, 2025, the Company drew down $5.0 million under ICE Credit Facility. On June 17, 2025, the Company, the Borrower and ICE entered into an amendment to the ICE Credit Facility to permit the issuance of a convertible debenture which has since been redeemed in full. On June 18, 2025, the Company repaid all principal and accrued interest then outstanding on the ICE Credit Facility. On July 30, 2025, the Company terminated the ICE Credit Facility and repaid all fees due thereunder through the date of termination.
The Company recognized interest expense of less than $0.1 million for the three months ended March 31, 2025. The effective interest rate on the ICE Credit Facility as of payoff on June 18, 2025 was 16.3%.
DTR Acquisition
Purchase Agreement
On January 11, 2026, Opco, a Delaware limited liability company and wholly owned subsidiary of the Company, entered into a Share Purchase Agreement (the “Purchase Agreement”) by and among Opco, the Company, Distributed Technologies Research Global Ltd., a private limited company incorporated in Cyprus (“DTR”), and Akshay Naheta (Mr. Naheta or the “Seller”), pursuant to which the Company agreed to acquire all of the outstanding equity interests in DTR from the Seller and the other beneficial owners of the DTR shares (collectively, the “DTR Holders”) in exchange for the Company issuing the Consideration Shares (as defined below) to the DTR Holders (the “DTR Acquisition”). Mr. Naheta is Chief Executive Officer (“CEO”), President and a member of the Board. Prior to the Closing (as defined below), Opco designated an indirect wholly-owned subsidiary incorporated in Cyprus, Bividen Limited (“Bividen”), as the Buyer Designee (as defined in the Purchase Agreement) pursuant to the Purchase Agreement, and Bividen replaced Opco as Buyer (as defined in the Purchase Agreement) for purposes of consummating the DTR Acquisition. Refer to Note 20, Subsequent Events for further details.
Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, on April 30, 2026, the Company, through Bividen, completed the DTR Acquisition (the “Closing”). At Closing, the Company issued an aggregate of 11,316,775 shares (such shares, the “Consideration Shares”) of Common Stock, comprised of (A) 31.5% of (i) the aggregate number of shares of Common Stock that were issued and outstanding immediately prior to the Closing plus (ii) the aggregate number of shares of the Company’s capital stock issuable upon full exercise or conversion of any options or other convertible derivative securities (which was deemed to include the Company’s outstanding pre-funded warrants) that were outstanding immediately prior to the Closing, on an as-converted basis, but excluding any outstanding warrants to purchase shares of the Common Stock, or 2,303,465 shares, less (B) the Adjustment Amount (as defined below). The aggregate number of shares of Common Stock issuable as Consideration Shares was reduced by 196,532 shares of Common Stock (the “Adjustment Amount”) pursuant to the terms of the Purchase Agreement, which such Adjustment Amount equals (x) the aggregate amount of certain shareholder loans extended to DTR by the Seller or his affiliates that were outstanding immediately prior to the Closing and (y) transaction expenses that DTR or Mr. Naheta incurred in excess of the $1.5 million of transaction expenses that the Company agreed to reimburse under the Purchase Agreement divided by (z) the volume-weighted average trading price for a share of Class A Common Stock measured over the 20 consecutive trading day period ending on and including the day immediately prior to the Closing, or $8.65.
In addition, following the Closing, to the extent the Company issues shares of Common Stock in respect of warrants to purchase shares of Common Stock that were outstanding as of the date of the Purchase Agreement, the Consideration Shares will be increased by a number of shares equal to (x) 31.5% multiplied by (y) the number of shares of Common Stock issued upon the exercise or conversion of such warrants. Assuming all such warrants are fully exercised for cash, the Company would issue up to an additional 725,592 shares of Common Stock as part of the Consideration Shares.
A Special Committee of the Board, composed entirely of independent and disinterested directors (the “Special Committee”), was formed and granted full authority to review, negotiate, and approve the terms of the DTR Acquisition on behalf of the Company. After evaluating the DTR Acquisition, the Special Committee unanimously determined that the DTR Acquisition was fair to, and in the best interests of, the Company and its stockholders (excluding Mr. Naheta and his affiliates), approved the DTR Acquisition, and recommended that the full Board (excluding Mr. Naheta from such consideration) approve the DTR Acquisition.
Following the Special Committee’s approval, the Board (excluding Mr. Naheta from such consideration) approved the DTR Acquisition and determined to submit the DTR Acquisition to the Company’s stockholders for approval. The Seller, Mr. Naheta, is a member of the Board, and recused himself from consideration and deliberation with respect to the DTR Acquisition and abstained from the vote.
In connection with the Purchase Agreement: (i) each current DTR Holder entered into a joinder agreement with Opco, the Company, DTR and the Seller pursuant to which such DTR Holder agrees to be bound by, and assume, all of the obligations and liabilities of Seller under the Purchase Agreement, (ii) the Seller entered into a non-competition agreement (the “Non-Competition Agreement”) with the Company, (iii) each current DTR Holder, the Company, Mr. Naheta and ICE entered into an amended and restated registration rights agreement (the “Amended and Restated RRA”) and (iv) each of the Company’s directors, executive officers and certain stockholders holding more than five percent of the Company’s voting securities (collectively, the “Voting and Support Parties”) executed a voting and support agreement (the “Voting and Support Agreement”) with the Company and DTR. The Voting and Support Agreement automatically terminated at the Closing.
At the Closing of the DTR Acquisition, the Company issued approximately 8,322,949 shares of Class A Common Stock to Akshay Naheta, in exchange for approximately 91,555,125 shares of DTR capital stock held by Mr. Naheta (which such number is inclusive of certain shares of Class A Common Stock held of record by Mr. Naheta as nominee and custodian for certain former equity holders of DTR pursuant to certain agreements, as to which Mr. Naheta disclaims beneficial ownership). In addition, the Company issued at the Closing of the DTR acquisition approximately 735,615 shares of Class A Common Stock to Lotus Grove Trust (the “Lotus Trust”) in exchange for approximately 8,092,000 shares of DTR capital stock held by the Lotus Trust, which is a trust for the benefit of certain members of Mr. Naheta’s immediate family. Mr. Naheta does not have any pecuniary interest in the Lotus Trust and will not exercise voting control or investment power over such shares of Class A Common Stock held by the Lotus Trust.

Non-Competition Agreement
Pursuant to the Non-Competition Agreement, Mr. Naheta has agreed, effective at the Closing, to not, without the prior written consent of the Company, compete with the business, activities, products or services conducted, authorized, offered, or provided by the Company or any of its subsidiaries in the United States, or any other jurisdiction where the Company conducts business as of the Closing during a period beginning on the date of the Closing and ending on the first anniversary of the Closing (the “Restricted Period”) or, upon exercise by the Company, in the Company’s sole discretion, a later date that is on or prior to the second anniversary of the Closing (such period, the “Extension Period”). If (i) Mr. Naheta’s employment is terminated with the Company or any subsidiary or affiliate thereof, regardless of whether the Company or Mr. Naheta initiated the termination of employment, and (ii) the Company has elected to extend the Restricted Period into the Extension Period, then after the first anniversary of the Closing, the Company shall pay to Mr. Naheta monthly compensation for each month of the Extension Period in an amount equal to 100% of Mr. Naheta’s average monthly base salary from the Company during the twelve months immediately preceding such termination.
Amended and Restated Registration Rights Agreement
The Amended and Restated RRA, which is effective at the Closing, amends and restates that certain Registration Rights Agreement dated as of October 15, 2021 (the “Prior RRA”), pursuant to which the Company granted ICE and the other holders party thereto certain registration rights with respect to certain securities of the Company. Under the terms of the Amended and Restated RRA, the Company agreed, among other things, to register for resale (a) any Common Stock currently owned by ICE or that may be issued upon exercise of any warrants currently owned by ICE, (b) the Consideration Shares, and (c) any other equity securities of the Company issued or issuable to any stockholder with respect to any such share of Common Stock referred to in clauses (a) and (b) by way of a stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or reorganization (collectively, the “Registrable Securities”). Under the terms of the Amended and Restated RRA, the Company has agreed to prepare and file a registration statement with the U.S. Securities and Exchange Commission (the “SEC”) to register for resale the Registrable Securities within five business days after the date of the Closing. The Company has agreed to be responsible for all fees and expenses incurred in connection with the registration of the Registrable Securities. Furthermore, under the Amended and Restated RRA, the holders of the Registrable Securities have certain customary underwritten offering demand rights and piggyback registration rights. The Company has granted certain customary piggyback registration rights and indemnification rights in connection with such registration of Registrable Securities.
Voting and Support Agreement
Pursuant to the Voting and Support Agreement, the Voting and Support Parties agreed to vote their shares of the Company’s common stock and preferred stock (including those owned beneficially) (collectively, the “Subject Shares”), in favor of the DTR Acquisition. The Voting and Support Agreement also contained restrictions on transfer of Subject Shares held by the Voting and Support Parties. The Voting and Support Agreement automatically terminated upon the Closing. As at signing of the Voting and Support Agreement, the Voting and Support Parties together beneficially owned approximately 36.1% of the Company’s outstanding shares of Common Stock.
Termination of Cooperation Agreement
In connection with the Purchase Agreement, the parties to the Purchase Agreement agreed that, effective as of the Closing, the Cooperation Agreement, dated as of March 19, 2025, as amended by that certain Amendment to the Cooperation Agreement, dated as of June 3, 2025 (as amended, the “Cooperation Agreement”), by and between the Company and the Seller, automatically terminated in its entirety without any further action by any party thereto. From and after the Closing, no party to the Cooperation Agreement has any further rights or obligations thereunder, and the Cooperation Agreement is of no further force or effect.

10.Warrants
Pre-Funded Warrants to purchase 2,475,201 shares of Class A Common Stock were issued in connection with the Company’s registered direct offering on February 27, 2026 (the "2026 Registered Direct Offering") and were issued pursuant to a purchase agreement with a single investor (the "2026 Pre-Funded Warrants"). The warrants were exercisable at any time at the holder’s option, either through cash payment of a nominal exercise price of $0.0001 per share or on a cashless basis. The 2026 Pre-Funded Warrants were exercised in full in April 2026. The Company received an immaterial amount of proceeds from the exercise of the 2026 Pre-Funded Warrants. Refer to Note 20, Subsequent Events, for further details.
As discussed further in Note 11, Stockholders' Equity, in connection with the Underwriting Agreement entered into on July 28, 2025, the Company issued pre-funded warrants (the “2025 Pre-Funded Warrants”) to purchase an aggregate of 746,373 shares of the Company’s Class A common stock, par value $0.0001 per share. The 2025 Pre-Funded Warrants were issued as part of the Company’s public offering of Class A common stock and were sold at a price of $9.9999 per warrant, representing the $10.00 per share public offering price less the $0.0001 per share exercise price. Each Pre-Funded Warrant was exercisable at any time after the date of issuance until exercised in full, subject to certain ownership limitations. During the second half of 2025, 746,373 pre-funded warrants were exercised for 743,362 shares.
As of March 31, 2026 and December 31, 2025, there were 7,140,383 public warrants to purchase Class A Common Stock (the "Public Warrants") outstanding. Holders of The Public Warrants can exercise 25 Public Warrants to purchase one share of Class A Common Stock at an exercise price of $287.50 per share. The Public Warrants became exercisable on November 15, 2021. The Public Warrants will expire on October 15, 2026, or earlier upon redemption or liquidation. Bakkt may redeem the outstanding warrants when various conditions are met, such as specific stock prices, as detailed in the specific warrant agreements. The warrants are recorded as a liability and reflected as “Warrant liability” in the consolidated balance sheets.
No proceeds were received from the exercise of the Public Warrants during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company received an immaterial amount of proceeds from the exercise of the Public Warrants. From the change in fair value of the warrant liability, Bakkt recognized a gain of $0.1 million during the three months ended March 31, 2026. During the three months ended March 31, 2025, Bakkt recognized a gain of $2.6 million from the change in fair value of the warrant liability.
In March and April 2024, Bakkt issued and sold Class 1 Warrants (“Class 1 Warrants”) to purchase an aggregate of 1,153,402 shares of Class A Common Stock, Class 2 Warrants (“Class 2 Warrants”) to purchase an aggregate of 1,153,402 shares of Class A Common Stock and Pre-Funded Warrants (“2024 Pre-Funded Warrants”) to purchase an aggregate of 448,742 shares of Class A Common Stock.
The Class 1 and Class 2 Warrants each have an exercise price of $25.50 and have a five-and-a-half year term. The Class 1 and Class 2 Warrants may each be exercised at any time after the 6 month anniversary of the relevant closing. The Class 2 warrant agreement contains an alternative exercise clause that entitles the holder to exchange two warrants for a share of stock if certain conditions are met. The Class 1 and Class 2 Warrants are initially recorded as a liability at fair value and reflected as “Warrant liability” in the consolidated balance sheets.
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

As of March 31, 2026, Class 1 Warrants and Class 2 Warrants exercisable for 2,017,850 shares of Class A Common Stock remain outstanding. The Company recognized a gain from the change in fair value of the warrant liability associated with the Class 1 and Class 2 Warrants during the three months ended March 31, 2026 and March 31, 2025 of $4.6 million and $29.7 million, respectively.
11.Stockholders' Equity
2026 Registered Direct Offering
In the 2026 Registered Direct Offering, Company issued 3,024,799 shares of Class A common stock at a purchase price of $8.75 per share and the 2026 Pre-Funded Warrants to purchase an aggregate of 2,475,201 shares of Class A Common Stock at a purchase price of $8.7499 per pre-funded warrant to a single investor. The 2026 Pre-Funded Warrants were exercised in full in April 2026, and as a result 2,475,201 shares of Class A Common Stock were issued in April 2026. Refer to Note 20, Subsequent Events, for further details..
At-the-Market Offering
On January 16, 2026, the Company entered into a Sales Agreement (the “Sales Agreement”) with each of The Benchmark Company, LLC, Virtu Americas LLC, Clear Street LLC, Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC, Macquarie Capital (USA) Inc., Rosenblatt Securities Inc. and Roth Capital Partners, LLC (each, a “Sales Agent” and together, the “Sales Agents”), pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $300,000,000 of its Common Stock, through the Sales Agents. Sales of Common Stock made pursuant to the Sales Agreement may be made by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including sales made in ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of the sale, at prices related to prevailing market prices or at negotiated prices and block trades. As of March 31, 2026, 1,990,434 shares have been sold for gross proceeds of $21.5 million and net proceeds of $20.8 million.
Up-C Collapse
On November 3, 2025, the Company completed the Reorganization. As part of the Reorganization, Bakkt formed a new holding company (“NewCo”) that replaced the Company as a listed parent company. In connection with the Reorganization, (i) holders of shares of Class A common stock, par value $0.0001 per share, of the Company (“Bakkt Class A Common Stock”) ceased to hold such shares and received an equivalent number of shares of Class A common stock, par value $0.0001 per share, of NewCo (“NewCo Class A Common Stock”) that have the same voting and economic rights as Bakkt Class A Common Stock, (ii) holders of shares of Class V common stock, par value $0.0001 per share, of the Company (“Bakkt Class V Common Stock”) ceased to hold such shares and received an equivalent number of shares of Class V common stock, par value $0.0001 per share, of NewCo (“NewCo Class V Common Stock”) that have the same voting and economic rights as the Bakkt Class V Common Stock, (iii) holders of common units in Opco, each coupled with one share of Bakkt Class V Common Stock (together, the “Paired Interests”), ceased to hold such Paired Interests and received an equivalent number of shares of NewCo Class A Common Stock, resulting in the elimination of shares of NewCo Class V Common Stock and NewCo having only one class of outstanding common stock, (iv) holders of membership units of the Management Vehicle (defined in Note 12, Share-Based Compensation) ceased to hold membership units of the Management Vehicle and received in exchange corresponding Opco Incentive Unit granted under the Opco Plan, as amended, held by the Management Vehicle, together with the share of NewCo Class V Common Stock paired therewith, and (v) holders of Opco Incentive Units, together with the share of NewCo Class V Common Stock paired therewith, ceased to hold such Opco Incentive Units and the shares of NewCo Class V Common Stock paired therewith, and received in exchange a corresponding number of validly issued, fully paid and nonassessable share of NewCo Class A Common Stock. Subsequent to the Reorganization, Bakkt has only one class of common stock. As part of the Reorganization, the assets and liabilities of Bakkt were contributed to Newco. The Reorganization was accounted for as a common control transaction. Refer to Note 8, Tax Receivable Agreement, for further details regarding the amendment of the Tax Receivable Agreement resulting from the Reorganization. Refer to Note 16, Income Taxes, for further details regarding the deferred tax impacts resulting from the Reorganization.

2025 Equity Offering
On July 28, 2025, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Clear Street LLC and Cohen & Co. Capital Markets, a division of Cohen & Company Securities, LLC (collectively, the “Underwriters”), pursuant to which the Company agreed to sell and issue to the Underwriters an aggregate of 6,753,627 shares (the “Shares”) of the Company’s Class A Common Stock, and, for certain purchasers, 746,373 2025 Pre-Funded Warrants (the “Offering”). The price to the public in the Offering was $10.00 per Share and $9.9999 per 2025 Pre-Funded Warrant, which was the price per share at which the Shares were being sold to the public in the Offering, minus the $0.0001 exercise price per Pre-Funded Warrant. See Note 10, Warrants, for further details regarding the 2025 Pre-Funded Warrants.
The Offering closed on July 30, 2025. The proceeds to the Company from the Offering were $70.4 million, net of fees to the underwriters and other offering expenses payable by the Company. Bakkt intends to use the net proceeds from the Offering for working capital and general corporate purposes.
Preferred Stock
Bakkt is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The holders of a series of preferred stock shall be entitled only to such voting rights as shall expressly be granted thereto by the Certificate of Incorporation (including any certificate of designation relating to such series of preferred stock). As of March 31, 2026, no shares of preferred stock are outstanding.
Common Stock
Class A Common Stock
The Company is authorized to issue 560,000,000 shares with a par value of $0.0001 per share. Each holder of record of Class A Common Stock is entitled to one vote for each share of Class A Common Stock held on all matters on which stockholders generally or holders of Class A Common Stock as a separate class are entitled to vote, including the election or removal of directors (whether voting separately as a class or together with one or more classes of our capital stock). As of March 31, 2026 and December 31, 2025, there were 30,709,542 and 25,523,039 shares of Class A Common Stock issued and outstanding, respectively.

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

Dividends
Subject to preferences that may be applicable to any outstanding preferred stock, the holders of shares of Class A Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Company's board of directors (the "Board") out of funds legally available therefor. As of March 31, 2026, no dividends have been declared.

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
Class V Common Stock
Prior to the Reorganization, Bakkt was authorized to issue 10,000,000 shares of Class V common stock with par value $0.0001 per share (“Class V Common Stock”). These shares had no economic value but entitled the holder to one vote per share. The outstanding Class V Common Stock were exchanged for Class A Common Stock in the Reorganization, and as such, as of March 31, 2026 and December 31, 2025, there were 0 shares of Class V Common Stock issued and outstanding, respectively.
12.Share-Based and Unit-Based Compensation
The following discussion of the Company’s share-based and unit-based compensation awards includes awards related to continuing and discontinuing operations, unless otherwise clarified.
2021 Incentive Plan
Bakkt's 2021 Omnibus Incentive Plan, as amended (the “2021 Incentive Plan”), became effective on October 15, 2021. The 2021 Incentive Plan allows the Company to make equity and equity-based incentive awards to employees, non-employee directors and consultants. There are 4,014,121 shares of Class A Common Stock reserved for issuance under the 2021 Incentive Plan which can be granted as stock options, stock appreciation rights, restricted shares, restricted stock units ("RSUs"), performance stock units ("PSUs"), dividend equivalent rights and other share-based awards. No award granted under the 2021 Incentive Plan may vest earlier than the first anniversary of the date of grant, subject to limited exceptions.
Inducement Awards
In connection with Mr. Naheta’s appointment as Co-Chief Executive Officer, Mr. Naheta received (i) 1,607,717 PSUs and (2) 11,426 RSUs (together, the “Inducement Grant”). The RSUs vested on March 19, 2026. The PSUs vest over a three-year performance period based on attainment of stock price appreciation metrics that are measured based on a rolling 90-day volume weighted average price. The Inducement Grant is subject to the terms of the 2021 Incentive Plan as if granted thereunder. As of March 31, 2026, 803,861 PSUs have vested and 803,856 remain outstanding.
Stock Option Awards
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
The Options are structured as a commitment by the grantee to exercise a predetermined number of Options every quarter for eight quarters (such committed number of Options, the “Mandatory Exercise Options”) at an exercise price per share of $10.00, which reflected the fair market value of a share of Class A Common Stock on the date of the grant. For each quarter in which the grantee exercises the Mandatory Exercise Options, the grantee will be entitled to exercise an additional number of Options (the “Optional Exercise Options”), which Optional Exercise Options will become exercisable for a period of one year. If a grantee does not exercise the Mandatory Exercise Options in any quarterly tranche during the applicable mandatory exercise period, then the grantee's remaining Options (in respect of the current quarterly tranche and any subsequent quarterly tranche) will be forfeited automatically. The Company’s stock option plan permits early exercise of options, allowing the grantee to purchase shares prior to the vesting date, subject to the commencement of the first mandatory exercise period. Shares acquired through early exercise of unvested options are subject to transfer restrictions and may not be sold or otherwise disposed of until the applicable vesting conditions are satisfied. In order to further facilitate management’s continued participation and investment in Company growth, in the event that any Options are forfeited by a grantee in accordance with the forfeiture terms set forth above, the Options will be available for reallocation and future grant by the Compensation Committee to service providers of the Company, as identified by the Compensation Committee, and which subsequent grants will be in the form of stock options made on the same terms as the Options and will have an exercise price equal to or greater than fair market value as of such applicable date of grant. As of March 31, 2026, 45,134 options have been exercised for proceeds of $0.4 million.
Share-Based Compensation Expense
During the three months ended March 31, 2026, the Company granted 51,715 RSUs and no PSUs to employees and directors under the 2021 Incentive plan. During the three months ended March 31, 2025, Bakkt granted 729,849 RSUs and no PSUs to employees and directors under the 2021 Incentive plan.
Bakkt recorded $1.1 million and $2.6 million of share-based compensation expense related to RSUs during the three months ended March 31, 2026 and March 31, 2025, respectively. The Company recorded $1.7 million and $0.5 million of share-based compensation expense related to PSUs during the three months ended March 31, 2026 and March 31, 2025, respectively. Share-based compensation expense for both RSUs and PSUs, is included in “Compensation and benefits” in the consolidated statements of operations, except where classified as Restructuring expenses for certain accelerated vestings as described below. Due to the Option Plan’s early exercise feature, the Company recognized the full grant-date fair value of the stock options during the year ended December 31, 2025.
Unrecognized compensation expense as of March 31, 2026 and December 31, 2025 was $4.0 million and $6.5 million, respectively, for the RSUs and PSUs. The unrecognized compensation expense as of March 31, 2026 and December 31, 2025 will be recognized over a weighted-average period of 0.81 years and 0.80 years, respectively.

RSU and PSU Activity
The following tables summarize RSU and PSU activity for the three months ended March 31, 2026 and March 31, 2025 (in thousands, except per unit data):

RSUs and PSUs	Number of RSUs and PSUs	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	1,421	1.36	$18.17
Granted	730		$10.52	$7,678
Forfeited	(21)
Vested	(242)
Outstanding as of March 31, 2025	1,888	1.54	$14.80

Outstanding as of December 31, 2025	1,536	0.80	$10.41
Granted	52		$13.06	$675
Forfeited	(171)
Vested	(28)
Outstanding as of March 31, 2026	1,389	0.81	$13.06
Total fair value of vested RSU and PSU awards was $1.6 million and $2.8 million for the three months ended March 31, 2026 and March 31, 2025, respectively.
The fair value of the RSUs and PSUs used in determining share-based compensation expense is based on the closing price of the Company's Common Stock on the grant date for standard RSUs and PSUs. For PSUs with market conditions, fair value was determined using a Monte Carlo simulation model, along with a Geometric Brownian Motion formula to model stock price movements. The assumptions noted in the table below were used to estimate the fair value of the PSUs with market conditions.

Initial stock price	$8.71 - $12.79
Expected term (years)	2 - 3 years
Risk free rate	3.79% - 3.98%
Volatility	125%
Dividend yield	0%
PSUs provide an opportunity for the recipient to receive a number of shares of Common Stock based on various performance metrics. Upon vesting, each PSU equals one share of Common Stock. The Company accrues compensation expense for the PSUs based on management's assessment of the probable outcome of the performance conditions. PSUs awarded in 2025 are subject to market-based vesting conditions tied to the Company’s stock performance. Specifically, PSUs vest based on the achievement of a target stock price, determined using the volume-weighted average price ("VWAP") of the Common Stock over a specified period. Vesting occurs only if the Company's average stock price meets or exceeds predetermined VWAP thresholds during the measurement period and in many instances the recipients must provide at least one year of service. The metrics for PSUs granted during 2024 related to the Company's performance during fiscal year 2024, as measured against objective performance goals approved by the Board. The actual number of units earned range from 0% to 150% or 200% of the target number of units depending on the metric and achievement of the 2024 performance goals. PSUs granted in 2024 vest in two equal annual installments from 2025 to 2026. The metrics for PSUs granted during 2023 related to Bakkt's performance during fiscal year 2023, as measured against objective performance goals approved by the Board. The actual number of units earned range from 0% to 150% of the target number of units depending upon achievement of the 2023 performance goals. PSUs granted in 2023 vest in three equal annual installments from 2024 to 2026.
Option Plan Activity
The following table summarizes activity under the Option Plan for the three months ended March 31, 2026. There was no activity related to the Option Plan for the three months ended March 31, 2025.

Options	Shares ($000's)	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($ 000's)
Outstanding and Exercisable at December 31, 2025	1,955	$10.00	1.75	$78
Granted	—	—	—	$—
Exercised	—	—	—	$—
Outstanding and Exercisable at March 31, 2026	1,955	$10.00	1.5	$—
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
Opco Plan
Preferred incentive units and common incentive units (collectively, “incentive units”) represented an ownership interest in Opco and were entitled to receive distributions from Opco, subject to certain vesting conditions. Opco classified incentive units as equity awards on its consolidated balance sheets. Participation units, issued directly by Opco to Opco Plan participants, did not represent an ownership interest in Opco but rather provided Opco Plan participants the contractual right to participate in the value of Opco, if any, through either a cash payment or issuance of Common Stock upon the occurrence of certain events following vesting of the participation units. Refer to Note 11 to the consolidated financial statements included in the Company's Form 10-K where the modifications to the Opco Plan are described in detail.
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
Incentive Unit Activity
There are no incentive units outstanding subsequent to December 31, 2025, therefore there was no incentive unit activity for the three months ended March 31, 2026. The following table summarizes common incentive unit activity under the Opco Plan for the three months ended March 31, 2025 (in thousands, except per unit data):

	Number of Common Incentive Units	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	287	0	$166.75	$47,867
Granted	—
Forfeited	—
Exchanged	(1)
Outstanding as of March 31, 2025	286	0	$166.75	$47,024
The Company did not make any cash payments to settle vested participation units during the three months ended March 31, 2025.
13.Net (loss) income per share
Basic (loss) income per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding. Bakkt includes pre-funded warrants in the computation of the weighted-average number of common shares outstanding for basic (loss) income per share as the exercise price is negligible and the warrants are exercisable at any time. Diluted (loss) income per share is based on the weighted average number shares of Class A Common Stock issued and outstanding and the effect of all dilutive common stock equivalents and potentially dilutive share-based awards outstanding. The potentially dilutive securities that would be anti-dilutive are not included in the calculation of diluted (loss) income per share attributable to controlling interest.

The following is a reconciliation of the denominators of the basic and diluted per share computations for net (loss) income (in thousands, except share and per share data):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net (loss) income per share:

Numerator – basic and diluted:
Net (loss) income from continuing operations	$(11,650)	$19,388
Less: Net income from continuing operations attributable to noncontrolling interest	—	10,183
Net (loss) income from continuing operations attributable to Bakkt, Inc.	(11,650)	9,205
Net loss from discontinued operations attributable to Bakkt, Inc.	—	(1,495)
Net (loss) income attributable to Bakkt, Inc. - basic	$(11,650)	$7,710
Dilutive effect from assumed vesting of RSUs and PSUs, net of tax	—	387
Net (loss) income attributable to Bakkt, Inc. – diluted	$(11,650)	$8,097

Denominator – basic and diluted:
Weighted average shares outstanding - basic	28,379,941	6,531,840
Assumed vesting of RSUs and PSUs, net of tax	—	642,763
Weighted average shares outstanding –diluted	28,379,941	7,174,603

Net (loss) income per share from continuing operations attributable to Bakkt, Inc.	$(0.41)	$1.41
Net loss per share from discontinued operations attributable to Bakkt, Inc.	—	(0.23)
Net (loss) income per basic share attributable to Bakkt, Inc.	$(0.41)	$1.18
Net (loss) income per diluted share attributable to Bakkt, Inc.	$(0.41)	$1.13
Potential common shares issuable to employees or directors upon exercise or conversion of shares under our share-based and unit-based compensation plans and upon exercise of warrants are excluded from the computation of diluted (loss) income per common share when the effect would be anti-dilutive.
The following table summarizes the total potential common shares excluded from diluted earnings per common share as their effect would be anti-dilutive (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
RSUs and PSUs (treasury stock)	1,389	—
Public warrants (treasury stock)	286	286
Class 1 and Class 2 warrants (treasury stock)	2,018	2,018
Opco common units (if-converted)	—	7,178
Stock Options (treasury stock)	1,955	—
Total	5,648	9,482
14.Capital Requirements
BFS holds a BitLicense from the New York Department of Financial Services ("NYDFS"), which subjects it to NYDFS’s oversight with respect to business activities conducted in New York State and with New York residents, and is required to maintain a capital balance equal to the greater of a predefined minimum amount or the sum of the required percentages established for transmitted assets, cold wallet and hot wallet custody assets, and predefined wind-down costs, or expected costs associated with the orderly wind-down of the business. BFS also has money transmitter licenses wherever its business model requires (46 states plus Washington D.C.) which require it to maintain a minimum tangible net worth. Several states have adopted the Model Money Transmission Modernization Act (“MMTMA”), which defined tangible net worth as the aggregate assets of a licensee excluding all intangible assets, less liabilities, and established a calculation for minimum tangible net worth as a percentage of total assets. For states that have not adopted the MMTMA, BFS is required to maintain tangible net worth of a minimum amount, plus the amount of customer funds held in transit.
As of March 31, 2026 and December 31, 2025, BFS was in compliance with its respective regulatory capital requirements. The minimum capital requirements to which BFS is subject may restrict its ability to transfer cash. The Company may be required to transfer cash to BFS such that it can continue to meet minimum capital requirements.
15.Commitments and Contingencies
401(k) Plan
Bakkt sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Both Company and employee contributions to the 401(k) plan are discretionary. For the three months ended March 31, 2026 and March 31, 2025, the Company recognized approximately $0.1 million and $0.2 million, respectively of matching contributions to the 401(k), which is included in "Compensation and benefits" in the consolidated statements of operations.
Litigation
On December 15, 2025, the Company filed a complaint in the Superior Court of the State of Delaware, against Project Labrador Holdco, LLC (“Roman”) in connection with the closing of Roman’s acquisition of the Company’s Loyalty business. On February 6, 2026, the Company amended its complaint, following additional amounts becoming due, seeking the repayment of these amounts to the Company. The Company is seeking approximately $10.0 million and attorneys’ fees in connection with breaches of the Loyalty business purchase agreement. On February 27, 2026, Roman filed counterclaims, and has alleged that is entitled to indemnification and compensatory damages totaling $19 million. Further on April 10, 2026, the Company filed a Motion for Judgment on the Pleadings. The Company vigorously contests that it owes Roman any further sums and will litigate accordingly.
On April 2, 2025, a putative class action (the "Class Action") complaint was filed in the U.S. District Court for the Southern District of New York against the Company and certain current and former officers. The complaint alleges that the Company made false or misleading statements and omissions of purportedly material fact, in violation of federal securities laws, in connection with disclosures relating to the non-renewal of the Company’s agreements with Webull and Bank of America N.A. The complaint seeks damages, as well as fees and costs. The Company intends to defend the matter vigorously; however, it is refraining from expressing any judgment upon the likelihood of a favorable or unfavorable outcome in this matter given the early stage of the litigation. On September 15, 2025, plaintiff filed an amended complaint. On November 14, 2025, Defendants filed a motion seeking the dismissal of all claims, which was fully briefed on February 12, 2026 and remains pending. No hearing has yet been scheduled on the motion.
On July 14, 2025, July 16, 2025, and July 18, 2025, the Company’s Board of Directors received demand letters from three shareholders (collectively, the “Demands”). These Demands are premised on the same alleged misconduct as the Class Action litigation described above, and seek (i) an internal investigation, (ii) a civil action, if applicable, and (iii) various Board actions in connection with the alleged misconduct. Defendants have asked these shareholders to pause the Board’s consideration of these Demands until resolution of Defendants’ anticipated motion to dismiss the federal securities litigation; to date, two of the three shareholders have so agreed.
Other legal and regulatory proceedings have arisen and may arise in the ordinary course of business. However, management does not believe that the resolution of these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows. However, future results could be materially and adversely affected by new developments relating to the legal proceedings and claims.

Digital Assets Held on Platform

The Company is obligated to securely store digital assets that it holds for customers, a substantial portion of which are held in cold storage. As such, the Company may be liable to users of its platform for losses arising from the Company’s failure to secure digital assets from theft or loss. The Company has not incurred any losses related to such an obligation and therefore has not accrued a liability for losses as of March 31, 2026 or December 31, 2025. The Company has no reason to believe it will incur any expense associated with such potential liability because (i) it has no known or historical experience of claims to use as a basis of measurement, (ii) it accounts for and continually verifies the amount of digital assets within its control, and (iii) it has established security around custodial product private keys to minimize the risk of theft or loss.
Purchase Obligations
In December 2021, the Company entered into a four-year cloud computing arrangement which includes minimum contractual payments due to the third-party provider. Several amendments have been made to the agreement that extend the contract. As of March 31, 2026, the Company's outstanding purchase obligations consisted of the following future minimum commitments (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Purchase obligations	$4,050	$—	$—	$—	$4,050
Cooperation Agreement
On March 19, 2025, the Company entered into a Cooperation Agreement with Distributed Technologies Research Global Ltd. (“DTR”) and Mr. Naheta, the sole stockholder of DTR (the “Cooperation Agreement”). Pursuant to the Cooperation Agreement, DTR will provide the Company with certain exclusive payment processing technology, application programming interfaces, and infrastructure to be integrated into the Company’s platform for the enablement of global payments processing services in the jurisdictions where the Company or its affiliates operate. Refer to Note 20, Subsequent Events, for details related to transactions with DTR impacting the Cooperation Agreement.
16.Income Taxes
As a result of the business combination that caused Bakkt to become a publicly traded company in 2021, the Company acquired a controlling interest in Opco, which is treated as a partnership for U.S. federal income tax purposes, and in most applicable state and local income tax jurisdictions. As a partnership, Opco is not itself subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Opco is passed through to and included in the taxable income or loss of its partners, including the Company, on a pro rata basis. The Company's U.S. federal and state income tax expense primarily relates to the Company’s allocable share of any taxable income or loss of Opco following the 2021 business combination. In addition, Opco’s wholly owned corporate subsidiaries that are consolidated for U.S. GAAP purposes but separately taxed for federal, state, and foreign income tax purposes as corporations are generating federal, state, and foreign income tax expense.
Bakkt's effective tax rates of (0.1)% and 0.3% for the three months ended March 31, 2026 and March 31, 2025 respectively, differ from statutory rates primarily due to the noncontrolling interest that is not taxed to the Company and the absence of taxable income to realize the Company's net operating losses and other deferred tax assets.
Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realizability of the Company's deferred tax assets, in each jurisdiction, is dependent upon the generation of future taxable income sufficient to utilize the deferred tax assets on income tax returns, including the reversal of existing temporary differences, historical and projected operating results and tax planning strategies. As of March 31, 2026 and December 31, 2025, the Company believed that it was not more likely than not that the net deferred tax assets would be realizable and thus maintained a full valuation allowance.
The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company had no unrecognized tax benefits or related interest and penalties accrued as of March 31, 2026 or December 31, 2025.
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
17.Leases
The Company leases real estate for office space under operating leases. There are no restrictions or covenants imposed by any of the leases, and none of the Company's leases contain material residual value guarantees.
In November 2025, Bakkt executed a Termination of Lease Agreement (the "Lease Termination") for its corporate headquarters office space in Alpharetta, Georgia. The Company recognized income of approximately $7.1 million related to the lease termination, which was recognized in Other (expense) income, net in the consolidated statements of operations.
In December 2024, the Company signed a Lease Assignment and Assumption Agreement (the “Lease Assignment”) for its New York office lease, whereby a third-party agreed to assume all the Company’s rights, title and interest in and to the lease, including but not limited to the performance by the third-party of all of the Company’s duties and obligations under the lease. The Lease Assignment was contingent upon the landlord’s consent. In January 2025, the Company signed an Assignment and Assumption of Lease with Landlord’s Consent for the New York office lease, which provided the landlord’s consent to the Lease Assignment. The Company is jointly and severally liable with the third-party assignee for the obligations under the New York office lease. For the three month period ended March 31, 2025, the Company recognized income of approximately $1.8 million related to the Lease Assignment, net of approximately $0.9 million paid to the third-party assignee under the Lease Assignment, all of which was recognized in Other (expense) income, net in the consolidated statements of operations. The Company leases office space in New York under a short-term lease.
Bakkt has a second office lease in Alpharetta, GA that expired in April 2026.
As of March 31, 2026 and December 31, 2025, the Company did not have any active finance leases.
As of March 31, 2026, the weighted average remaining lease term for the Company's operating leases was approximately 1 month, and the weighted average discount rate was 5.0%. As of December 31, 2025, the weighted average remaining lease term for the Company's operating leases was approximately 4 months, and the weighted average discount rate was 5.0%. The Company was party to short-term leases during the three months ended March 31, 2026 and March 31, 2025, which resulted in less than $0.1 million of rent expense, for all periods.

18.Fair Value Measurements
Financial assets and liabilities that are measured at fair value on a recurring basis are classified as Level 1, Level 2 and Level 3 as follows (in thousands):

	As of March 31, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Digital assets	$1,723	$—	$1,723	$—
Derivative asset	160	—	—	160
Total Assets	$1,883	$—	$1,723	$160

Liabilities:
Warrant liability - Class 1 and Class 2 warrants	$11,032	$—	$—	$11,032
Warrant liability - public warrants	1,000	1,000	—	—
Total Liabilities	$12,032	$1,000	$—	$11,032

	As of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Digital assets	$1,238	$—	$1,238	$—
Derivative assets	3,352	—	—	3,352
Total Assets	$4,590	$—	$1,238	$3,352

Liabilities:
Warrant liability - Class 1 and Class 2 warrants	$15,589	$—	$—	$15,589
Warrant liability - public warrants	1,143	1,143	—	—
Total Liabilities	$16,732	$1,143	$—	$15,589
The carrying amounts of certain financial instruments, including cash and cash equivalents, accounts receivables, unbilled accounts receivables, accounts payable and accrued liabilities, and operating lease obligations approximate their fair values due to their short-term nature. The balance of deposits with clearinghouse not invested in U.S. government securities are in the form of cash, and therefore approximate fair value.
The fair value of the Company's digital assets was determined using Level 2 inputs which included using the value of the digital asset determined as the mid-point of a bid-ask spread in the market management determined to be the principal market for the related digital assets as of March 31, 2026 and December 31, 2025.
Bakkt's derivative asset is comprised of a put/call option associated with a participation right on a third-party ownership interest in a publicly traded company. The fair value of the derivative asset was determined using a binomial model and Black-Scholes-Merton equation, both of which utilize certain Level 3 inputs.
The following table presents changes in Level 3 assets measured at fair value for the three months ended March 31, 2026 (in thousands). Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category.

Derivative assets
Balance as of December 31, 2025	$3,352
Settlements	(2,677)
Change in fair value	(515)
Balance as of March 31, 2026	$160
Inputs used to calculate the estimated fair value of the derivative assets at March 31, 2026 were as follows:

Derivative assets
Volatility	68.6%
Time to maturity (years)	10
Risk free rate	2.4%
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
The significant unobservable inputs used for the fair value measurement of the Class 1 Warrants and Class 2 Warrants liabilities as of March 31, 2026 are summarized as follows:

Expected term (years)	3.43
Continuous risk-free rate	3.8%
Expected volatility	145.0%
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
During the three months ended March 31, 2026 and March 31, 2025, all material operations are within the United States. Bakkt's CODM allocates resources and assesses performance based upon financial information at the consolidated level.

The following table represents significant segment expenses provided to the CODM for the three months ended March 31, 2026, and March 31, 2025 (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025

Total revenues	$243,593	$1,065,756

Segment expenses:
Personnel[1]	3,371	4,944
Non-cash compensation[1]	2,805	3,066
Professional fees	7,745	5,171
Technology	1,575	1,918
Occupancy[2]	130	718
Marketing and promotions[3]	63	96
Business insurance[4]	1,091	1,653
Depreciation and amortization	66	220
Other operating costs[5]	1,721	1,079
Crypto costs	239,970	1,054,635
Execution, clearing and brokerage fees	1,980	7,693
Total operating expenses per Consolidated Statements of Operations	260,517	1,081,193
Operating loss from continuing operations	(16,924)	(15,437)
Other income, net[6]	(5,495)	(34,825)
Net (loss) income from continuing operations before equity in net earnings of affiliates	$(11,429)	$19,388

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
5
Other operating costs consist primarily of Restructuring costs as presented on the statements of operations, as well as costs that are reported as Selling, general and administrative, Other operating expenses, and Compensation and benefits on the consolidated statements of operations.

6
Other income, net consists primarily of Interest income, net, Gain from change in fair value of warrant liability, Change in the fair value of derivatives, Other income, net, and Income tax expense as presented in the consolidated statements of operations.

On August 26, 2025, the Company received notice from Public Platform LLC ("Public") that it was exercising its rights under its commercial agreement with the Company to initiate the offboarding of its customers from the Company’s platform. Public completed the offboarding from Bakkt’s platform on October 25, 2025. Public represented approximately 17% of the Company’s crypto services revenue for the year ended December 31, 2025. Management is actively pursuing alternative customer and partner relationships to mitigate the effect on future segment performance.
On March 14, 2025, the Company's largest client, Webull Pay LLC (“Webull”), notified the Company that it would not renew its agreement with Bakkt when it ended on June 14, 2025, although the Company continues to service a limited number of states under an amended agreement with Webull. For the year ended December 31, 2025, Webull represented approximately 40% of the Company’s Crypto services revenue. Management is actively pursuing alternative customer and partner relationships to mitigate the effect on future segment performance.

20.Subsequent Events
DTR Acquisition Closing
At Closing of the DTR Acquisition on April 30, 2026, the Company issued the Consideration Shares, which consist of 11,316,775 shares of Class A Common Stock, to Mr. Naheta and the DTR Holders. In addition, following the Closing, to the extent the Company issues shares of Class A Common Stock in respect of warrants to purchase shares of Common Stock that were outstanding as of the date of the DTR Purchase Agreement, the Consideration Shares will be increased by a number of shares equal to (x) 31.5% multiplied by (y) the number of shares of Common Stock issued upon the exercise or conversion of such warrants. Assuming all such warrants are fully exercised for cash, the Company would issue up to an additional 725,592 shares of Class A Common Stock as part of the Consideration Shares.
The preliminary accounting for the acquisition has not yet been completed as of the date these financial statements were issued, primarily due to the ongoing valuation of acquired assets and assumed liabilities, including identifiable intangible assets and goodwill. Accordingly, the initial accounting for the transaction remains incomplete.

Management has determined that it is impracticable to disclose the preliminary allocation of the purchase price at this time. The Company is in the process of obtaining the information necessary to complete the valuation analyses and other studies required to determine the fair values of the assets acquired and liabilities assumed.
Had the acquisition occurred on January 1, 2025, unaudited pro-forma revenue for the three months ended March 31, 2026 and March 31, 2025 would have been approximately $243.6 million and $1,065.8 million, respectively. Unaudited pro-forma earnings for the three months ended March 31, 2026 and March 31, 2025 would have been approximately $12.9 million loss and $14.7 million income, respectively. These amounts are preliminary and provided for informational purposes only and are not necessarily indicative of the results that would have occurred had the acquisition been completed on the assumed date.
Exercise of Pre-Funded Warrants
Effective April 29, 2026, the investors holding the 2026 Pre-Funded Warrants elected to exercise them in full and purchase an aggregate 2,475,201 shares of Class A Common Stock. The Company received an immaterial amount of proceeds from the exercise of the 2026 Pre-Funded Warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of financial condition and results of operations should be read together with the accompanying consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 (this "Report") and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (our "Form 10-K"), which is incorporated herein by reference. References in this section to “we,” “us,” “our,” “Bakkt” or the “Company” and like terms refer to Bakkt, Inc. and its subsidiaries for the three months ending March 31, 2026, unless the context otherwise requires. Some of the information contained in this discussion and analysis or set forth elsewhere in this Report, including information with respect to our plans and strategy for our business, includes forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed above in “Cautionary Statement Regarding Forward-Looking Statements” and “Item 1A. Risk Factors.”

In this section and elsewhere in this Report, we use the following terms, which are defined as follows:
•"Client" means businesses with whom we contract to provide services to customers on our platform, and includes financial institutions, hedge funds, merchants, retailers, third party partners and other businesses (except in the accompanying notes to the consolidated financial statements, where we refer to revenue earned from customers, instead of clients). The term customers is in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers ("ASC 606").
•"Digital asset" means an asset that is built using blockchain technology, including virtual currencies (as used in the State of New York), coins, cryptocurrencies, stablecoins, and other tokens. Our platform enables transactions in certain supported digital assets. For purposes of this Form 10-Q, we use digital assets, virtual currency, coins, and tokens interchangeably.
•"Customer" means an individual user of our platform. Customers include customers of our clients who transact in digital assets through, and have accounts on, our platform (except as defined for ASC 606 purposes above).
Overview
General
Founded in 2018, Bakkt, Inc. (the “Company”) builds the backbone of next-generation digital financial infrastructure. During fiscal year 2025, the Company undertook a strategic transformation, focusing on divesting non-core assets, simplifying our corporate and capital structure, and investing in infrastructure to support our core platform. These initiatives are intended to improve our operating efficiency, align our business with our long-term strategy, and position us to scale our technology and services.
Our long-term strategy is to build and scale an integrated financial infrastructure platform through our three solutions: Bakkt Markets, Bakkt Agent, and Bakkt Global. We intend to expand our trading and payment infrastructure that enables institutions and customers to integrate and operate artificial intelligence-driven financial services through our regulated platform, and invest in entities in targeted high-growth, liquid markets. This strategy is designed to support institutional adoption of digital asset trading, cross-border payment infrastructure, and AI-enabled programmable finance.
Our solutions include:

Bakkt Markets - Bakkt Markets enables institutions to launch secure, compliant, and advanced digital asset brokerage, trading and payment capabilities through a plug-and-play regulated platform. It provides access to digital asset trading, stablecoin on- and off- ramps, custody integration, liquidity, and payment infrastructure through a unified technology stack designed to reduce the time, cost, and complexity of building these capabilities internally.
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
Bakkt Agent - Bakkt Agent gives fintechs and consumer finance platforms programmable access to Bakkt's financial infrastructure, with direct-to-consumer offerings on the roadmap. The platform coordinates onboarding and identity verification, virtual bank account issuance, funding, stablecoin and fiat payment rails, and cross-border payouts, along with the settlement and compliance processes that sit behind them.
Bakkt Agent’s stack is composable and white-label, exposed through APIs, MCP interfaces, and conversational AI agents. Customers can plug their own AI agents into it, or use Bakkt's agents on top of it, embedding financial capabilities directly into their own products and scaling across jurisdictions and local payment networks without rebuilding the underlying regulatory and technical stack. The result is faster product deployment, operational efficiency, and the ability to scale financial services across local payment networks worldwide.
Bakkt Global - Bakkt Global enables Bakkt to expand its technology and infrastructure into certain international markets through strategic investments in high-growth, liquid markets. These investments are intended to establish a local presence in jurisdictions with established regulatory frameworks, providing Bakkt with access to licenses, regulatory permissions, and operating capabilities required to offer its brand, product and services.
First-Quarter Highlights and Trends
We believe that our first-quarter results and recent achievements further propelled our transformation into a pure-play digital asset infrastructure company:
•We raised $67.1 million of net proceeds from the issuance of common stock and pre-funded warrants in a registered direct offering in February 2026 and through At-The-Market offerings, providing us with sufficient liquidity to execute across all three growth engines;
•On January 11, 2026, we entered into a Share Purchase Agreement (the "Purchase Agreement") to acquire Distributed Technologies Research Global Ltd. ("DTR"), a developer of agentic payments and stablecoin infrastructure. We received shareholder approval for the acquisition on April 17, 2026, and the acquisition closed on April 30, 2026. At closing, we issued an aggregate of 11,316,775 shares of Class A Common Stock to DTR's beneficial holders, with up to 725,592 additional shares issuable in connection with warrants outstanding at the date of the Purchase Agreement. See Note 10 — Stockholders' Equity and Note 20 — Subsequent Events for additional information.
•In April 2026, the Company enabled peer-to-peer ("P2P") fiat transfer functionality across the Bakkt Markets platform. This feature allows clients to offer US dollar (USD) transfers between their customers without needing to leverage traditional USD rails like ACH or wires. This cost-effective capability provides a seamless way for customers to move funds and serves as a high-retention ("sticky") product for the Company's clients. The system is now available to all Bakkt Markets users, with Swan Bitcoin currently working on onboarding.
•Building on this, the Company activated ACH push and wire transfer rails on Zaira in the same month, enabling US residents to fund the platform directly. The capability is immediately available across Bakkt Markets and Bakkt Agent without product-specific integration, reflecting the composability of the core platform.

Digital Asset Market Developments
The structural shift in the digital asset industry — the transition from a primarily speculative retail market into an emerging layer of global financial infrastructure — continued to play out during the first quarter of 2026. Institutional participation, regulatory integration, and stablecoin-based payment activity remained the defining themes of the period, even as near-term trading activity moderated from the elevated levels observed in the second half of 2025.
Implementation of the regulatory framework established in 2025 continued to advance during the quarter. Federal banking regulators and the Securities and Exchange Commission (the “SEC”) continued to operationalize the GENIUS Act, which brought payment stablecoins under a dedicated federal regime separate from the securities and commodities laws. The Act requires issuers to maintain 1:1 high-quality liquid asset backing supported by monthly reserve attestations. The compounding effect of the GENIUS Act and the SEC’s prior rescission of Staff Accounting Bulletin 121 remained visible in the quarter, as several banks and trust companies announced their entrance into or expansion of digital asset custody and settlement programs. A growing number of institutions are also issuing regulated stablecoins in alignment with GENIUS Act requirements.
Stablecoins continued to be the most visible expression of digital asset adoption in mainstream financial activity. By the close of the quarter, adjusted on-chain stablecoin transaction volume was running at an annualized pace of approximately $17.5 trillion1. materially above 2024 levels and several multiples of comparable legacy payment networks. Major U.S. and international banks continued to integrate stablecoins into wholesale settlement workflows, and corporate treasury allocations to yield-bearing stablecoin instruments — which combine the credit profile of short-duration Treasuries with the operational characteristics of digital assets — continued to grow..
Tokenization of real-world assets (“RWA”) — including private credit, U.S. Treasury instruments, and listed equities — continued to scale during the period. The previously announced initiatives by NYSE and Nasdaq to facilitate 24/7 trading and settlement of tokenized U.S. listed equities and exchange-traded funds remained under SEC review, while tokenized money market and Treasury products attracted further institutional capital. The quarter also saw continued early-stage development of “agentic payments,” in which AI agents settle transactions autonomously over HTTP-native rails — a use case that complements our product strategy and that we expect to remain an active area of industry investment.
Notwithstanding these structural tailwinds, the digital asset industry experienced softening demand for trading services during the first quarter of 2026. Spot and derivatives trading volumes on major centralized venues moderated from the elevated levels observed during the second half of 2025, reflecting a combination of price consolidation following 2025's record highs, reduced retail participation, and macroeconomic uncertainty stemming from ongoing global trade tensions and the prevailing interest rate environment. Although institutional adoption, custody balances, and stablecoin payment volumes continued to expand, transaction-based revenue across the industry came under pressure during the period. Digital asset trading activity may remain cyclical and to be influenced by macroeconomic conditions, regulatory developments, evolving market structure, and broader risk sentiment, any of which may impact the volume and mix of activity on platforms such as ours.
Recent Developments
February 2026 Registered Direct Offering
On February 27, 2026, we entered into a securities purchase agreement with a single investor, pursuant to which we agreed to sell and issue to the Investor an aggregate of 3,024,799 shares of the Company’s Class A common stock, par value $0.0001 per share (the “Common Stock”) and pre-funded warrants (the “Pre-Funded Warrants”) to purchase an aggregate of 2,475,201 shares of Common Stock (the “RDO”). The price in the RDO was $8.75 per share of Common

Stock and $8.7499 per Pre-Funded Warrant, which is the price per share of Common Stock in the Offering, minus the $0.0001 exercise price per Pre-Funded Warrant. The RDO closed on March 2, 2026.
The gross proceeds to the Company from the RDO were approximately $48.1 million, before deducting placement agent fees and estimated offering expenses payable by the Company. The 2026 Pre-Funded Warrants were exercised in full in April 2026. The Company received an immaterial amount of proceeds from the issuance of the 2026 Pre-Funded Warrants. The Company intends to use the net proceeds from the RDO for working capital, general corporate purposes and strategic initiatives.
At-the-Market Offering
On January 16, 2026, we entered into a Sales Agreement (the “Sales Agreement”) with each of The Benchmark Company, LLC, Virtu Americas LLC, Clear Street LLC, Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC, Macquarie Capital (USA) Inc., Rosenblatt Securities Inc. and Roth Capital Partners, LLC (each, a “Sales Agent” and together, the “Sales Agents”), pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $300,000,000 of its Common Stock, through the Sales Agents. Sales of Common Stock made pursuant to the Sales Agreement may be made by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including sales made in ordinary brokers’ transactions on the NYSE or otherwise at market prices prevailing at the time of the sale, at prices related to prevailing market prices or at negotiated prices and block trades. As of March 31, 2026, 1,990,434 shares have been sold for gross proceeds of $21.6 million and net proceeds of $20.8 million
Distributed Technologies Research Global Ltd. Acquisition
On January 11, 2026, we entered into a Share Purchase Agreement (the “Purchase Agreement”) by and among Bakkt Opco Holdings, LLC ("Opco"), a Delaware limited liability company and a wholly owned subsidiary of the Company, the Company, Distributed Technologies Research Global Ltd., a private limited company incorporated in Cyprus (“DTR”), and Akshay Naheta. Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, the Company completed the acquisition of all of the outstanding equity interests of DTR on April 30, 2026 (the "Closing") by issuing to Mr. Naheta and other beneficial owners of DTR shares an aggregate of 11,316,775 shares of Common Stock (the "Consideration Shares"), calculated as 31.5% of the aggregate number of shares of the Common Stock outstanding immediately prior to the Closing (on an as-converted basis, excluding certain warrants), subject to a downward adjustment of 196,532 shares. Up to 725,592 additional shares of Class A Common Stock are issuable as additional Consideration Shares upon the exercise of certain outstanding warrants.
Key Factors Affecting Our Performance
Growing Our Client Base
Our ability to increase revenue is dependent upon the successful growth of our client base on the platform. We collaborate with leading brands and have built an extensive network across numerous industries including financial institutions, wealth management, payments and digital asset exchanges. To date, management has focused on building through clients within a business-to-business-to-consumer ("B2B2C") model. Our goal is to provide these clients with opportunities to leverage our capabilities either through their existing environment or by leveraging our platform.
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
General Economic and Market Conditions
Our performance is impacted by the strength of the overall macroeconomic environment and digital assets market conditions, which are beyond our control. Negative market conditions hinder client activity, including extended decision timelines around implementing digital asset strategies. See "Digital Asset Market Developments" above.
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
Digital Assets Held on Platform
The Company held digital assets in custodial products on its platform for client customers totaling $744.6 million at fair value as of March 31, 2026. In accordance with the SEC Staff Accounting Bulletin No. 122, these assets are not recorded in the Company’s consolidated balance sheets. Similarly, as the Company has an obligation to securely store digital assets on its platform, it had a corresponding unrecorded liability of $744.6 million as of March 31, 2026. Since the risk of loss related to the obligation to safeguard digital assets for users of its platform is remote, the Company did not record a liability for such risk of loss as of March 31, 2026 and December 31, 2025 in the Company’s consolidated balance sheets.
Key Performance Indicators
We are in the process of updating our key performance indicators (“KPIs”) to reflect the strategic direction of our digital asset business and sale of the loyalty business.
•Notional traded volume. We define notional traded volume as the total notional volume of digital asset transactions. The figures we use represent gross values recorded as of the order date. Notional traded volumes was $241.2 million during the three months ending March 31, 2026.

•Assets under custody. We define assets under custody as the sum of coin quantities held by customers multiplied by the final quote for each coin on the last day of the period. Assets under custody were $744.6 and $911.5 million as of March 31, 2026 and December 31, 2025, respectively.
We expect to continue to evolve our KPIs in future quarters.
Results of Operations
The following table is our consolidated statements of operations for the three months ended March 31, 2026 and March 31, 2025, respectively (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025

Crypto services revenue	$243,593	$1,065,756
Operating expenses:
Crypto costs	239,970	1,054,635
Execution, clearing and brokerage fees	1,980	7,693
Compensation and benefits	6,602	7,787
Professional services	7,745	5,170
Technology and communication	1,787	1,956
Selling, general and administrative	2,362	3,496
Depreciation and amortization	66	220
Restructuring expenses	—	228
Other operating expenses	5	8
Total operating expenses	260,517	1,081,193
Operating loss from continuing operations	(16,924)	(15,437)
Interest income, net	185	622
Gain from change in fair value of warrant liability	4,700	32,247
Change in fair value of derivative liability	(224)	—
Other income, net	846	2,005
(Loss) income from continuing operations before income taxes and equity in net earnings of affiliates	(11,417)	19,437
Income tax expense	(12)	(49)
Net (loss) income before equity in net earnings of affiliates	(11,429)	19,388
Income (loss) from equity method investment	(221)	—
Net loss (income) from continuing operations	$(11,650)	$19,388
Three Months Ended March 31, 2026 compared to Three Months Ended March 31, 2025
Financial Summary
The three months ended March 31, 2026 included the following notable items relative to the three months ended March 31, 2025:
•Revenue decreased $822.2 million primarily driven by a significant decrease in Crypto services revenue resulting from an decrease in trading volume primarily as a result of the loss of Webull and Public as clients; and
•Operating expenses decreased $820.7 million primarily driven by decreased crypto trading costs in conjunction with decreased crypto service revenue.
Revenue
Revenues are derived from the provision of digital asset services. We earn revenue when consumers use our services to buy, sell, and store digital assets. Substantially all of our Crypto services revenue is transaction revenue from digital asset buy/sell trades where we earn a spread on both legs of the transaction (reported gross).
Crypto Services Revenue

($ in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	$ Change	% Change
Crypto services	$243,593	$1,065,756	$(822,163)	(77.1%)
Crypto services revenue decreased by $822.2 million, or 77.1%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily driven by decreased crypto trading volume primarily driven the the loss of Webull and Public as clients.
Crypto Costs

($ in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	$ Change	% Change
Crypto costs	$239,970	$1,054,635	$(814,665)	(77.2%)
Crypto costs represent the gross value of crypto sold by our customers on our platform. These costs are measured at the executed price at the time of the trade. Crypto costs decreased by $814.7 million, or 77.2%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. This decrease was primarily driven by decreased crypto trading volume.
Execution, Clearing and Brokerage Fees

($ in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	$ Change	% Change
Execution, clearing and brokerage fees	$1,980	$7,693	$(5,713)	(74.3%)
Execution, clearing and brokerage fees primarily represent payments to clients in exchange for driving order flow to our platform. Execution, clearing and brokerage fees decreased $5.7 million, or 74.3%, during the three months ended March 31, 2026 relative to the same period in the prior year. The decrease reflects decreased Crypto trading volume.
Compensation and Benefits

($ in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	$ Change	% Change
Compensation and benefits	$6,602	$7,787	$(1,185)	(15.2%)
Compensation and benefits expense include all salaries and benefits, compensation for contract labor, incentive programs for employees, payroll taxes, share-based compensation and other employee related costs.
We have restructured our personnel to reduce headcount and adjusted our expense base to better align with our operational priorities and business strategy.
Compensation and benefits decreased by $1.2 million, or 15.2%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily due to decreases of $1.1 million in salaries, wages, benefits and contract labor, slightly offset by $0.4 million in recruitment compared to the same period last year.

Professional Services

($ in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	$ Change	% Change
Professional services	$7,745	$5,170	$2,575	49.8%
Professional services expense includes fees for accounting, legal and regulatory fees. Professional services increased by $2.6 million, or 49.8%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The increase was primarily due to an increase in legal fees, mainly in relation to strategic and transformational initiatives.
Technology and Communication

($ in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	$ Change	% Change
Technology and communication	$1,787	$1,956	$(169)	(8.6%)
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
Technology and communications expense decreased by $0.2 million, or 8.6%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily due to a decrease in hardware and software license fees.
Selling, General and Administrative

($ in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	$ Change	% Change
Selling, general and administrative	$2,362	$3,496	$(1,134)	(32.4%)
Selling, general and administrative expenses include marketing, advertising, business insurance, rent and occupancy, bank service charges, dues and subscriptions, travel and entertainment, and other general and administrative costs. Our marketing activities primarily consist of web-based promotional campaigns, promotional activities with clients, conferences and user events, and brand-building activities. Selling, general and administrative expenses do not include any headcount cost, which is reflected in Compensation and benefits on the consolidated statements of operations.
Selling, general and administrative costs decreased by $1.1 million, or 32.4%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily due to a $0.6 million decrease in occupancy cost and $0.5 million decrease in insurance cost.
Depreciation and Amortization

($ in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	$ Change	% Change
Depreciation and amortization	$66	$220	$(154)	(70.0%)

Depreciation and amortization expense consists of amortization of intangible assets from business acquisitions, internally developed software and depreciation of purchased software and computer and office equipment over their estimated useful lives.
Depreciation and amortization decreased by $0.2 million, or 70.0%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The decrease was primarily due to decreased amortization associated with software development costs for in service software. The Company continues to capitalize internally developed software development related to Bakkt Markets and Bakkt Agent that are not yet in service and are expected to result in increased depreciation and amortization in future periods.
Restructuring Expenses

($ in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	$ Change	% Change
Restructuring expenses	$—	$228	$(228)	(100.0%)
Restructuring expenses of $0.2 million during the three months ended March 31, 2025 consisted of severance costs related to a reduction in force executed in the first quarter of 2025.
Gain from Change in Fair Value of Warrant Liability

($ in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	$ Change	% Change
Gain from change in fair value of warrant liability	$4,700	$32,247	$(27,547)	n/m
We recorded a gain of $4.7 million during the three months ended March 31, 2026 for the change in fair value on the revaluation of our warrant liabilities associated with our public warrants and Class 1 and Class 2 warrants. We recorded a gain of $32.2 million during the three months ended March 31, 2025 for the change in fair value on the revaluation of our warrant liabilities. These are non-cash gains and are driven by fluctuations in the market price of our public warrants and valuation of our Class 1 and Class 2 warrants.
Other Income, net

($ in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	$ Change	% Change
Other income, net	$846	$2,005	$(1,159)	n/m
Other income, net primarily consists of non-operating gains and losses. During the three months ended March 31, 2026, we recognized income, net, of $1.3 million in gains connected to settlements of derivative assets, offset by $0.5 million of sublease commission expense associated with a lease extinguishment. During the three months ended March 31, 2025, we recognized income of $2.0 million primarily related to a net gain of approximately $1.8 million on the assignment of our New York office lease.
Income Tax Expense

($ in thousands)	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	$ Change	% Change
Income tax expense	$(12)	$(49)	$37	(75.5%)

Income tax expense during the three months ended March 31, 2026 and March 31, 2025 primarily consists of current state tax expense related to certain state jurisdictions wherein we are required to file income tax returns during the period.
Liquidity and Capital Resources
As of March 31, 2026, we had $80.0 million and $2.6 million of cash and cash equivalents and restricted cash, respectively. Cash and cash equivalents consist of cash deposits at banks and money market funds. Restricted cash is held to satisfy certain minimum capital requirements pursuant to regulatory requirements, or as collateral for insurance contracts.
In February 2026, we raised gross proceeds of approximately $48.1 million in connection with issuance of shares of Common Stock and the 2026 Pre-Funded Warrants in the RDO. See “Item 2 – Recent Developments – February 2026 Registered Direct Offering” for further details.
In January 2026, we established an at-the-market sales program (the "ATM Program") by entering into a Sales Agreement (the “Sales Agreement”) with each of The Benchmark Company, LLC, Virtu Americas LLC, Clear Street LLC, Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC, Macquarie Capital (USA) Inc., Rosenblatt Securities Inc. and Roth Capital Partners, LLC (each, a “Sales Agent” and together, the “Sales Agents”). Pursuant to the Sales Agreement, the Company may sell, from time to time, up to an aggregate sales price of $300,000,000 of its Common Stock, through the Sales Agents. Sales of Common Stock made pursuant to the Sales Agreement may be made by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including sales made in ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of the sale, at prices related to prevailing market prices or at negotiated prices and block trades. Gross proceeds from sales under the ATM Program in the first quarter of 2026 were $21.5 million.
We intend to use our unrestricted cash, inclusive of the proceeds from the RDO and from sales under the ATM Program, for working capital and general corporate purposes, including, but not limited to funding our regulatory capital requirements, compensating balance arrangements and other similar commitments, each of which is subject to change, and as available (i) activate new digital asset clients, (ii) maintain our product development efforts, and (iii) optimize our technology infrastructure and operational support. We continue to evaluate our headcount and expense base. In forecasting the Company's expectation of cash needs for the initial going concern evaluation, the Crypto services revenue growth projections exclude activation of new clients or products currently not live on Bakkt's platform as of the date of release of these consolidated financial statements. In addition, we may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies or intellectual property rights. However, except with respect to our acquisition of DTR, we have no agreements or commitments with respect to any such acquisitions or investments at this time. Management believes that the Company's cash and cash equivalents will be sufficient to fund Bakkt's operations for 12 months from the date of these financial statements are issued.
Our future cash requirements will depend on many factors, including our revenue growth rate, the timing and extent of overhead, sales and marketing expenditures to support projected growth, our ability to limit our software development investments to features and functionality with a clear line of sight to revenue generation, and our ability to retain our clients.

The following table summarizes our cash flows for the periods presented (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net cash used in operating activities	$(12,093)	$(101,281)
Net cash used in investing activities	$1,935	$(130)
Net cash provided by financing activities	$66,781	$4,095
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
Net cash flows used in operating activities of $12.1 million for the three months ended March 31, 2026 was primarily driven by the net loss of $11.7 million, adjusted for the $4.7 million non-cash gain resulting from the change in warrant liabilities, partially offset by cash inflows resulting from the change in our operating assets and liabilities of $0.6 million, a non cash loss of $0.5 million resulting from the change in fair value of derivative assets and non cash expense of $2.8 million related to non-cash compensation.
Net cash flows used in operating activities of $101.3 million for the three months ended March 31, 2025 was primarily related to cash outflows resulting from change in our operating assets and liabilities of $87.3 million and a $32.2 million non-cash gain resulting from the change in fair value of warrant liabilities, slightly offset by net income of $16.2 million, and non-cash compensation expense of $3.3 million. Net cash outflows from changes in operating assets and liabilities for the three months ended March 31, 2025 were primarily from a $76.6 million decrease in customer funds mainly related to Webull moving off the Company's platform, a $3.6 million increase in accounts receivable, and a $1.8 decrease in accounts payable.
Investing Activities
Net cash flows used in investing activities of $1.9 million for the three months ended March 31, 2026 primarily consisted of capitalized costs of internally developed software for our technology platforms.
Net cash flows used in investing activities of $0.1 million for the three months ended March 31, 2025 consisted of capitalized costs of internally developed software for our technology platforms.
Financing Activities
Net cash flows provided by financing activities of $66.8 million during the three months ended March 31, 2026 primarily consisted of $67.1 million of net proceeds from the issuance of Common Stock and 2026 Pre-Funded Warrants in the RDO and under our ATM Program, slightly offset by $0.3 million in tax withholding payments for vested equity awards.
Net cash flows provided by financing activities of $4.1 million during the three months ended March 31, 2025 primarily consisted of $5.0 million in proceeds from our ICE credit facility, partially offset by tax withholding payments of $0.9 million for vested equity awards.

Contractual Obligations and Commitments
The following is a summary of our significant contractual obligations and commitments as of March 31, 2026 (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Purchase obligations(1)	$4,050	$—	$—	$—	$4,050
Future minimum operating lease payments	79	—	—	—	79
Total contractual obligations	$4,129	$—	$—	$—	$4,129
(1)Represents minimum commitment payments under a four-year cloud computing arrangement. Several amendments have resulted in the payment period for the cloud computing arrangement being extended to early 2027.
Non-GAAP Financial Measures
The unaudited interim consolidated financial statements included in this Report are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). We use non-GAAP financial measures to assist in comparing our performance on a consistent basis for purposes of business decision-making by removing the impact of certain items that management believes do not directly reflect our core operations. We believe that presenting non-GAAP financial measures is useful to investors because it (a) provides investors with meaningful supplemental information regarding financial performance by excluding certain items that we believe do not directly reflect our core operations, (b) permits investors to view performance using the same tools that we use to budget, forecast, make operating and strategic decisions, and evaluate historical performance, and (c) otherwise provides supplemental information that may be useful to investors in evaluating our results.
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

The following table presents a reconciliation of net income (loss), the most directly comparable GAAP operating performance measure, to our Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net (loss) income from continuing operations	$(11,650)	$19,388
Depreciation and amortization	66	220
Interest income, net	(185)	(622)
Income tax expense	12	49
EBITDA	(11,757)	19,035
Share-based and unit-based compensation expense	2,805	3,066
Loss (gain) from change in fair value of warrant liability	(4,700)	(32,247)
Restructuring expenses	—	228
Gain on lease assignment	—	(1,755)
Adjusted EBITDA (loss)	$(13,652)	$(11,673)
Adjusted EBITDA loss for the three months ended March 31, 2026 increased by $2.0 million or 17.0% as compared to the three months ended March 31, 2025 mainly due to a decrease of $1.8 million in crypto service revenue net of crypto cost and execution, clearing and brokerage fees, and a $0.2 million loss from an equity method investment that did not occur in the prior period.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and apply judgments that affect the reported amounts. In our notes to the unaudited consolidated financial statements, we describe the significant accounting policies used in preparing the consolidated financial statements. Our management has discussed the development, selection, and disclosure of our critical accounting policies and estimates with the Audit and Risk Committee of the Board. For further information about our critical accounting policies and estimates, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K filed with the SEC on March 19, 2026. There have been no material changes to our critical accounting policies and estimates since the filing of our Form 10-K.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2026, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

On December 15, 2025, the Company filed a complaint in Delaware state court against Project Labrador Holdco, LLC (“Roman”) in connection with the closing of Roman’s acquisition of the Company’s Loyalty business. On February 6, 2026, the Company amended its complaint following additional amounts becoming due. The Company is seeking approximately $10 million and attorneys’ fees in connection with breaches of the Loyalty business purchase agreement. On February 27, 2026, Roman filed counterclaims alleging its entitlement to indemnification and damages up totaling $19 million. Further on April 10, 2026, the Company filed a Motion for Judgment on the Pleadings. The Company disagree with Roman’s allegations, and intend to continue to vigorously defend ourselves in this matter.
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

Item 1A. Risk Factors.
Our strategy depends on the successful development, integration and commercialization of the DTR platform, which is complex, at an early stage and may not achieve market adoption.
Following the DTR Acquisition, our strategy is increasingly focused on developing a platform for stablecoin-based payments and related financial infrastructure. This represents a shift in our business model and increases our dependence on the successful execution of the DTR platform.
DTR’s technology differs from our legacy systems in architecture, functionality and operational requirements, and integrating it into our existing platform requires significant effort across engineering, compliance, risk management and operations. We may encounter challenges in achieving interoperability, maintaining system performance, implementing appropriate internal controls and meeting regulatory expectations. Any delays or difficulties in integration could increase costs and affect our ability to launch or scale products.
In addition, DTR’s products are in early stages of development and commercialization and have limited operating history at scale. Our ability to realize value from the DTR Acquisition depends on our ability to successfully develop and commercialize these offerings, establish customer and partner relationships, and demonstrate reliable performance at scale. If we are unable to successfully integrate the platform, development takes longer than expected or adoption is slower than anticipated, our business, financial condition and results of operations could be materially adversely affected.
Our business is increasingly exposed to risks relating to the operation, reliability, market acceptance and regulatory environment of stablecoin-based payment systems and digital settlement infrastructure.
As a result of the DTR Acquisition and our expansion into stablecoin-based payments, our business depends on the performance and reliability of stablecoin-based transaction systems and related payment rails, including third-party infrastructure and counterparties. Disruptions, delays or failures in transaction processing or settlement could result in financial exposure, operational challenges, regulatory scrutiny and reputational harm. Our business also depends on continued market confidence in stablecoins. Any loss of confidence, including due to concerns regarding reserves, transparency or market events affecting stablecoin issuers, could reduce usage of our platform.
In addition, our expansion into stablecoin-based payments and digital settlement infrastructure subjects us to complex and evolving regulatory requirements across multiple jurisdictions, including those relating to payments, money transmission and stablecoins.
These frameworks are not harmonized and continue to develop rapidly. As a result, we may be required to obtain additional licenses, satisfy evolving requirements relating to reserves, custody, consumer protection, anti-money laundering or sanctions compliance, or modify our products and operations. Regulatory changes or differing interpretations across jurisdictions could increase our compliance costs, restrict our ability to operate or scale these services, or otherwise adversely affect our business.
The DTR Acquisition involved a related party, and our Chief Executive Officer’s significant ownership position may influence our strategic direction and create potential conflicts of interest.
The DTR Acquisition was completed with our Chief Executive Officer, among other counterparties. In connection with the DTR Acquisition, our Chief Executive Officer acquired a significant equity interest in the Company. As a result, he may have substantial influence over matters requiring stockholder approval, as well as over our strategic direction. This concentration of ownership, together with the related-party nature of the transaction, may give rise to actual or perceived conflicts of interest in decisions relating to the integration and operation of the DTR business, capital allocation and other strategic matters. These conflicts may not be resolved in a manner favorable to other stockholders.

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

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Company, as currently in effect	8-K	001-39544	3.1	November 3, 2025

3.2	Certificate of Amendment to the Company’s Certificate of Incorporation, effective as of January 22, 2026	8-K	001-39544	3.2	January 12, 2026

3.3	Amended and Restated By-Laws of the Company, effective as of January 22, 2026	8-K	001-39544	3.3	January 12, 2026

4.1	Form 2026 of Pre-Funded Warrant	8-K	001-39544	4.1	March 2, 2026

10.1	Sales Agreement, dated January 16, 2026, by and among Bakkt Holdings, Inc. and The Benchmark Company, LLC, Virtu Americas LLC, Clear Street LLC, Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC, Macquarie Capital (USA) Inc., Rosenblatt Securities Inc. and Roth Capital Partners, LLC (each as sales agent).	8-K	001-39544	10.1	January 20, 2026

10.2	Securities Purchase Agreement, dated February 27, 2026, between the Company and the investor set forth therein.	8-K	001-39544	10.1	March 2, 2026

10.3	Share Purchase Agreement, dated as of January 11, 2026, by and among Bakkt Opco Holdings, LLC, the Company, Distributed Technologies Research Global Ltd. and Akshay Naheta.	8-K	001-39544	10.1	January 12, 2026

10.4	Non-Competition Agreement, dated as of January 11, 2026, by and among the Company and Akshay Naheta .	8-K	001-39544	10.2	January 12, 2026

10.5	Voting and Support Agreement, dated as of January 11, 2026, by and among the Company, DTR and the persons set forth on the signature page(s) thereto.	8-K	001-39544	10.3	January 12, 2026

10.6	Amended and Restated Registration Rights Agreement, dated as of January 11, 2026, by and among the Company, and each of the other parties named therein.	8-K	001-39544	10.2	January 12, 2026

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
†    These exhibits are furnished with this Quarterly Report on Form 10-Q and are not deemed filed with the Securities and Exchange Commission and are not incorporated by reference in any filing of Bakkt, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filings.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bakkt, Inc.

Date: May 11, 2026	By:	/s/ Akshay Naheta
Akshay Naheta
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Karen Alexander
Karen Alexander
Chief Financial Officer (Principal Financial Officer)

Date: May 11, 2026	By:	/s/ Joseph Henderson
Joseph Henderson
Chief Accounting Officer (Principal Accounting Officer)