Form 10-Q
period 2026-06-30
Bakkt, Inc.
filed 2026-08-10
CIK 1820302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of August 5, 2026, there were 45,069,458 shares of the registrant’s Class A Common Stock, 7,140,383 public warrants, 1,153,200 Class 1 warrants and 864,650 Class 2 warrants issued and outstanding.

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
•    expansion and adoption of Bakkt Markets, Bakkt Agent and Bakkt Global;

•the integration of Distributed Technologies Research Global Ltd. (“DTR”) into our business and platform, the realization of the anticipated benefits and synergies of the acquisition, and the timing and cost of integration activities;

•our ability to grow our client base, enter into and maintain commercial partnerships and onboard new customers;
•anticipated benefits of investments and expansion into international markets;
• development, launch and scalability of our products and platform capabilities, including payment infrastructure and AI-enabled solutions;
•our liquidity, capital resources and ability to raise capital, including through equity offerings;
•our cost structure, operating efficiency and capital allocation initiatives;
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
•the operation, reliability, market acceptance and regulatory environment for digital assets, stablecoin-based payment systems and digital settlement infrastructure;
•changes in the Company’s business strategy;
•the Company's adoption of its updated Investment Policy and related treasury strategy, including the Company’s ability to successfully consummate acquisitions, integrate or manage investments in potential acquisition targets and investees;
•the price of digital assets, including Bitcoin;
•risks associated with operating in the digital asset industry, including price volatility, limited liquidity and trading volumes, relative anonymity, potential widespread susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges and other risks inherent in its entirely electronic, virtual, form and decentralized network;
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
•legal, commercial, regulatory and technical uncertainty regarding digital assets and enhanced regulatory oversight of companies holding digital assets including the possibility that regulators reclassify any digital assets held by the Company, including Bitcoin, as a security causing the Company to be in violation of securities laws and be classified as an “investment company” under the Investment Company Act of 1940;
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
•the loss of access to or theft or data loss of the Company’s or its customers' digital assets, which could be unrecoverable due to the immutable nature of blockchain transactions; if the Company elects to hold its or its customers' digital assets through a third-party custodian, the loss of direct control over those digital assets and dependence on the custodian’s security practices and operational integrity which may lead to the loss of those digital assets as a result of the insolvency of the custodian, theft by employees or insiders of the custodian or if the custodian’s security measures are comprised, including as a result of a cyber-attack;
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
•and other risks and uncertainties indicated in the Company’s filings with the SEC, including its most recent Annual Report on Form 10-K for the year ended December 31, 2025, and the risks set forth under Part II – Item 1A Risk Factors of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).

Bakkt, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	As of June 30, 2026 (Unaudited)	As of December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$49,980	$26,962
Restricted cash	718	575
Customer funds	20,582	14,662
Investments	311	235
Accounts receivable, net	11,276	12,070
Prepaid insurance	924	2,749
Other current assets	13,609	14,947
Total current assets	97,400	72,200
Property, equipment and software, net	2,085	1,660
Goodwill	156,690	64,658
Intangible assets	22,862	5,550
Equity method investment	10,645	11,149
Derivative asset	—	3,352
Transchem Warrants	107,906	—
Other assets	6,012	4,219
Total assets	$403,600	$162,788
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$9,847	$14,876
Customer funds payable	20,582	14,662
Deferred revenue, current	—	789
Other current liabilities	591	2,703
Total current liabilities	31,020	33,030
Warrant liability	10,616	16,732
Other noncurrent liabilities	7,574	244
Total liabilities	49,210	50,006
Commitments and contingencies (Note 17)
Class A Common Stock ($0.0001 par value, 560,000,000 shares authorized, 45,059,802 shares issued and outstanding as of June 30, 2026 and 25,523,039 shares issued and outstanding as of December 31, 2025)	4	3
Additional paid-in capital	1,189,365	1,017,004
Accumulated other comprehensive loss	1,001	947
Accumulated deficit	(835,980)	(905,172)
Total equity	354,390	112,782
Total liabilities and equity	$403,600	$162,788

The accompanying notes are an integral part of these consolidated financial statements.

Bakkt, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025

Crypto services revenue	$170,149	$568,103	$413,742	$1,633,859
Operating expenses:
Crypto costs	167,938	561,074	407,908	1,615,709
Execution, clearing and brokerage fees	1,318	4,139	3,298	11,832
Compensation and benefits	6,958	10,169	13,560	17,956
Professional services	7,194	4,028	14,939	9,198
Technology and communication	1,700	1,345	3,487	3,301
Selling, general and administrative	2,330	3,271	4,692	6,767
Depreciation and amortization	1,052	154	1,118	374
Impairment of long-lived assets	1,246	—	1,246	—
Restructuring expenses	—	—	—	228
Other operating expenses	26	44	31	52
Total operating expenses	189,762	584,224	450,279	1,665,417
Operating loss from continuing operations	(19,613)	(16,121)	(36,537)	(31,558)
Interest income (expense), net	547	(53)	732	568
Change in fair value of warrant liability	1,416	(8,604)	6,116	23,644
Change in fair value of Transchem Warrant	98,496	—	98,496	—
Other income (expense), net	284	(2,038)	906	(34)
Income (loss) from continuing operations before income taxes and equity in net earnings of affiliates	81,130	(26,816)	69,713	(7,380)
Income tax expense	(5)	(76)	(18)	(126)
Net income (loss) from continuing operations before equity in net earnings of affiliates	81,125	(26,892)	69,695	(7,506)
Loss from equity method investment	(283)	—	(504)	—
Net income (loss) from continuing operations	80,842	(26,892)	69,191	(7,506)
Net loss from discontinued operations, net of tax	—	(3,260)	—	(6,409)
Net income (loss)	80,842	(30,152)	69,191	(13,915)

Less: Net income (loss) attributable to noncontrolling interest	—	(15,418)	—	(6,889)
Net income (loss) attributable to Bakkt, Inc.	$80,842	$(14,734)	$69,191	$(7,026)

Net income (loss) per share attributable to Class A Common Stockholders:
Basic	$1.96	$(2.16)	$1.99	$(1.05)
Diluted	$1.94	$(2.16)	$1.95	$(1.05)
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt, Inc.
Consolidated Statements of Comprehensive Loss
(in thousands)
(Unaudited)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net income (loss)	$80,842	$(30,152)	$69,191	$(13,915)
Currency translation adjustment, net of tax	(40)	886	54	915
Comprehensive income (loss)	80,802	(29,266)	69,245	(13,000)
Comprehensive income attributable to noncontrolling interest	—	(14,963)	—	(6,419)
Comprehensive income (loss) attributable to Bakkt, Inc.	$80,802	$(14,303)	$69,245	$(6,581)
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except share data)
(Unaudited)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	$	Shares	$
Balance as of December 31, 2025	25,523,039	$3	—	$—	$1,017,004	$(905,172)	$947	$112,782
Share-based compensation	—	—	—	—	2,805	—	—	2,805
Shares issued upon vesting of share-based awards, net of tax withholding	171,270	—	—	—	(2,110)	—	—	(2,110)
Equity offerings, net of issuance costs	5,015,233	—	—	—	68,957	—	—	68,957
Currency translation adjustment, net of tax	—	—	—	—	—	—	94	94
Net loss	—	—	—	—	—	(11,650)	—	(11,650)
Balance as of March 31, 2026	30,709,542	$3	—	$—	$1,086,656	$(916,822)	$1,041	$170,878
Share-based compensation	—	—	—	—	1,892	—	—	1,892
Shares issued upon vesting of share-based awards, net of tax withholding	339,058	—	—	—	(50)	—	—	(50)
Exercise of pre-funded warrants	2,475,201	—	—	—	—	—	—	—
Stock option exercise	44,964	—	—	—	500	—	—	500
Shares issued for professional fees	125,000	—	—	—	1,125	—	—	1,125
Shares issued for fixed assets	49,261	—	—	—	500	—	—	500
Shares issued for DTR acquisition	11,316,776	1	—	—	97,550	—	—	97,551
Contingently issuable equity	—	—	—	—	1,192	—	—	1,192
Currency translation adjustment, net of tax	—	—	—	—		—	(40)	(40)
Net income	—	—	—	—	—	80,842	—	80,842
Balance as of June 30, 2026	45,059,802	$4	—	$—	$1,189,365	$(835,980)	$1,001	$354,390

The accompanying notes are an integral part of these consolidated financial statements.

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Bakkt Stockholders' Equity	Noncontrolling Interest	Total Equity
	Shares	$	Shares	$
Balance as of December 31, 2024	6,510,885	$1	7,178,303	$1	$832,693	$(797,960)	$(841)	$33,894	$28,959	$62,853
Share-based compensation	—	—	—	—	3,343	—	—	3,343	—	3,343
Shares issued upon vesting of share-based awards, net of tax withholding	144,937	—	—	—	(906)	—	—	(906)	—	(906)
Exercise of Warrants	4	—	—	—	1	—	—	1	—	1
Exchange of Class V shares for Class A shares	529	—	(529)	—	3	—	—	3	(3)	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	14	14	15	29
Net income	—	—	—	—	—	7,710	—	7,710	8,529	16,239
Balance as of March 31, 2025	6,656,355	$1	7,177,774	$1	$835,134	$(790,250)	$(827)	$44,059	$37,500	$81,559
Share-based compensation	—	—	—	—	6,338	—	—	6,338	—	6,338
Shares issued upon vesting of share-based awards, net of tax withholding	317,687	—	—	—	(806)	—	—	(806)	—	(806)
Exchange of Class V shares for Class A shares	698	—	(698)	—	5	—	—	5	(5)	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	432	432	454	886
Net loss	—	—	—	—	—	(14,734)	—	(14,734)	(15,418)	(30,152)
Balance as of June 30, 2025	6,974,740	$1	7,177,076	$1	$840,671	$(804,984)	$(395)	$35,294	$22,531	$57,825

The accompanying notes are an integral part of these consolidated financial statements.

Bakkt, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Cash flows from operating activities:
Net (loss) income	$69,191	$(13,915)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,118	374
Non-cash lease expense	—	566
Share-based compensation expense	4,697	9,681
Impairment of long-lived assets	1,246	—
Loss on sale of Bakkt Trust	—	2,301
Gain on lease assignment	—	(1,755)
Gain from change in fair value of warrant liability	(6,116)	(23,644)
Loss on equity method investment	504	—
Change in fair value of Transchem warrant and derivative asset	(97,820)	—
Professional fees paid in stock	1,125	—
Other	58	87
Changes in operating assets and liabilities:
Accounts receivable	(349)	1,672
Prepaid insurance	1,824	1,904
Deposits with clearing house	—	—
Accounts payable and accrued liabilities	(5,029)	3,592
Unsettled crypto trades	(1,304)	—
Due to related party	—	(2,360)
Deferred revenue	(745)	(535)
Operating lease liabilities	(573)	(2,698)
Customer funds payable	5,920	(67,230)
Assets and liabilities of businesses held for sale	—	(3,476)
Other assets and liabilities	(657)	(493)
Net cash used in operating activities	(26,910)	(95,929)
Cash flows from investing activities:
Capitalized internal-use software development costs and other capital expenditures	(1,987)	(149)
Proceeds from Sale of Bakkt Trust	—	4,518
Cash received from settlement of derivative arrangement	2,677	—
Purchase of investments	(14)	—
Consideration for the acquisition of DTR	(3,200)	—
Consideration for the acquisition of Gyzer	(253)	—
Investment in Swan	(250)	—
Investment in Transchem warrant	(9,410)	—
Net cash (used in) provided by investing activities	(12,437)	4,369
Cash flows from financing activities:
Proceeds from the exercise of warrants	—	1
Withholding tax payments on net share settlements on equity awards	(329)	(1,712)
Proceeds from Equity offerings	69,602	—
Cash paid for Equity offerings	(2,541)	—
Exercise of stock options	500	—
Proceeds from borrowings on revolving credit facility	—	5,000
Repayments on revolving credit facility	—	(5,000)
Cash paid for financing costs	—	(775)
Proceeds from issuance of convertible debentures, net of issuance costs	—	23,750
Net cash provided by financing activities	67,232	21,264
Effect of exchange rate changes	54	915
Net increase (decrease) in cash, cash equivalents, restricted cash, customer funds and deposits	27,939	(69,381)
Cash, cash equivalents, restricted cash, customer funds and deposits at the beginning of the period	44,902	153,746
Cash, cash equivalents, restricted cash, customer funds and deposits at the end of the period	$72,841	$84,365
Supplemental disclosure of cash flow information:
Non-cash operating lease right-of-use asset acquired	$82	$—
Supplemental disclosure of non-cash investing and financing activity:
Non-cash acquisition consideration	103,661	—
Reconciliation of cash, cash equivalents, restricted cash, customer funds and deposits to consolidated balance sheets:
Cash and cash equivalents	$49,980	$43,493
Restricted cash	718	17,965
Customer funds	20,582	21,336
Deposits (Note 7)	1,561	1,571
Total cash, cash equivalents, restricted cash, customer funds and deposits	$72,841	$84,365

The accompanying notes are an integral part of these consolidated financial statements.

Bakkt, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1.Organization and Description of Business
Bakkt, Inc. (“Bakkt” or the “Company”) provides software and application program interface products, services, and infrastructure to companies focused on digital asset transactions.
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

Digital Asset	Symbol
Aave	AAVE
Cardano	ADA
Algorand	ALGO
ApeCoin	APE
Arbitrum	ARB
Cosmos	ATOM
Avalanche	AVAX
Basic Attention Token	BAT
Bitcoin Cash	BCH
Binance Coin	BNB
Bonk	BONK
Bitcoin	BTC
Compound	COMP
Curve DAO	CRV
Dogecoin	DOGE
Polka Dot	DOT
Ethereum Classic	ETC
Ethereum	ETH
Filecoin	FIL
Gala	GALA
The Graph	GRT
Hedera	HBAR
Internet Computer Protocol	ICP
Lido DAO	LDO
Chainlink	LINK
Litecoin	LTC
NEAR Protocol	NEAR
Nexo	NEXO
Optimism	OP
Pepe Coin	PEPE
Polygon Ecosystem Token	POL
Pump	PUMP
The Sandbox	SAND
Shiba Inu	SHIB
Solana	SOL
Sui	SUI
Celestia	TIA
Toncoin	TON
TRUMP	$TRUMP
Tron	TRX
Uniswap	UNI
USD Coin	USDC
Tether	USDT
Dog Wif Hat	WIF
Stellar	XLM
Ripple	XRP

Stablecoin payments. Bakkt's platform enables the Company's customers to make cross border payments using blockchain technology and fiat support while leveraging agentic tools powered by artificial intelligence.
Custody. Bakkt Financial Solutions I, LLC ("BFS") uses third-party custodial relationships with BitGo, Coinbase Custody and Fireblocks Trust for custody and coin transfers and also self-custodies select coins to facilitate consumer withdrawals.
BFS holds a New York State virtual currency license (commonly referred to as a "BitLicense"), and money transmitter licenses from all states throughout the United States (“U.S.”) where such licenses are required for the operation of its business and is registered as a money services business with the Financial Crimes Enforcement Network of the United States Department of the Treasury.
As of June 30, 2026, the Company offered digital asset services in the U.S., Latin America, Europe, and Asia.
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
In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. The interim results for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or for any other future annual or interim period. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes thereto included in the Form 10-K.

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

Issued Warrants
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives under ASC 815, or liabilities under ASC 480.

For issued warrants that do not meet the definition of a liability under ASC 480 and are indexed to the Company’s own stock and classified in stockholders’ equity under ASC 815-40, the warrants are recorded at fair value at the date of issuance and are not subsequently remeasured. The Pre-Funded Warrants issued in February 2026 met these criteria and were recorded as a component of additional paid-in capital within stockholders' equity.
Investment in Transchem Warrants (Warrant Assets)
Management evaluated the Transchem Warrants under ASC 815, Derivatives and Hedging, and concluded they do not meet the definition of a derivative because the net settlement criterion is not satisfied — the Transchem Warrants contain no contractual net settlement provision, no market mechanism exists to net-settle the instrument, and the underlying Transchem shares are not readily convertible to cash during the applicable statutory lock-in period given the regulatory restrictions on transfer and the limited trading volume of Transchem's listed shares. Accordingly, the Transchem Warrants are accounted for as an equity investment within the scope of ASC 321, Investments — Equity Securities. The Company has irrevocably elected the fair value option under ASC 825-10 and ASC 321-10-35-2, with changes in fair value recognized each reporting period in the condensed consolidated statements of operations. The unfunded 75% of the exercise price is not recorded as a liability and is instead disclosed as a funding commitment (see Note 17, Commitments and Contingencies).
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
Bakkt management determined that the Loyalty Business met the criteria for classification as held for sale and a discontinued operation as of September 30, 2025. This determination was based on management’s commitment to a formal plan to sell the business, the significance of the business to the Company's historical operations, and the expectation that the sale represented a strategic shift that would have a major effect on the Company's operations and financial results, and would result in the elimination of the operations and cash flows of the Loyalty Business from ongoing operations. As such, the results of operations, financial position, and cash flows of the Loyalty Business have been reclassified and are presented as discontinued operations for the quarter and the six months ended June 30, 2025. The related operating results, including any gains or losses on the sale, are reported separately from continuing operations in the consolidated statements of operations for all periods presented. Refer to Note 3, Discontinued Operations, for additional details.

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
Evaluation in conjunction with the issuance of the June 30, 2026 unaudited consolidated financial statements
Since inception, the Company has consumed cash in excess of cash inflows from operations and fundraising. The Company’s accumulated deficit totaled $836.0 million as of June 30, 2026. Due to ongoing losses, the Company has been working to optimize capital allocation and reduce cash expenses since the fourth quarter of 2022.
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
Management believes there is not substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued, as the Company's cash and cash equivalents, inclusive of net proceeds from the at-the-market offerings and common stock and pre-funded warrant issuance, are sufficient to fund Bakkt's operations for 12 months from the date these financial statements are issued.

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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures, which requires additional tax disclosures, predominantly related to the effective income tax rate reconciliation and income taxes paid. The ASU was effective for annual periods beginning in fiscal 2025. Early adoption was permitted. The adoption of ASU No. 2023-09 impacted the Company’s income tax disclosures but did not have a material impact on its consolidated financial position, results of operations, or cash flows. The Company adopted this guidance on a prospective basis effective January 1, 2025. Refer to Note 18, Income Taxes, for impacts to the related disclosures.
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

3.Discontinued Operations
Bakkt's Loyalty Business offered a full spectrum of supplier content through configurable, white-label e-commerce storefronts that end users could acquire via redemption of loyalty points. The Company's redemption catalog spanned a variety of rewards categories including travel, gift cards and merchandise, including a unique Apple product and services storefront. The travel solution offered a retail e-commerce booking platform with direct supplier integrations, as well as a U.S.-based call center for live-agent booking and servicing. The Company's platform provided a unified shopping experience that was built to seamlessly extend the Company's customers’ loyalty strategies and user experience for their loyalty programs. Bakkt's platform’s functionality included a mobile-optimized user interface, numerous configurations to support diverse program needs, promotional campaign services, comprehensive fraud protection capabilities and the ability to split payments across both loyalty points and credit cards. On July 23, 2025, the Company agreed to sell the Loyalty Business, and closed the sale on October 1, 2025. As described in Note 2, Summary of Significant Accounting Policies, the Loyalty business is reported as a discontinued operation. The Company had a Transition Service Agreement with the Loyalty buyer whereby both parties agreed to provide services to each other. The Transition Services Agreement ended in the first quarter of 2026. The amount paid between the parties for the Transition Services Agreement for the three and six months ended June 30, 2026, was immaterial.
As of June 30, 2026 and December 31, 2025, there were no assets and liabilities of the Loyalty Business classified as held for sale. There were no discontinued operations during the three and six months ended June 30, 2026. The following table summarizes the results of discontinued operations for the three and six months ended June 30, 2025 (in thousands):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Revenues:
Loyalty services revenues	$9,779	$18,933

Operating expenses:
Compensation and benefits	9,955	19,987
Professional services	41	63
Technology and communication	1,556	3,168
Selling, general and administrative	319	652
Other operating costs	276	514
Total operating expenses	12,147	24,384
Operating loss	(2,368)	(5,451)
Other income (expense), net	(908)	(974)
Loss before income taxes	(3,276)	(6,425)
Income tax (expense) benefit	16	16
Loss from discontinued operations	$(3,260)	$(6,409)

There were no significant non-cash operating activities for discontinued operations for the three and six months ended June 30, 2026. The following table summarizes the significant non-cash operating activities for discontinued operations for the three and six months ended June 30, 2025 (in thousands):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Non-cash lease expense	$266	$533
Share-based compensation expense	547	824
Total	$813	$1,357
4.Business Combinations and Asset Acquisitions

Distributed Technologies Research Group Ltd.
On April 30, 2026 (the "Closing date"), we completed the acquisition of Distributed Technologies Research Group Ltd. ("DTR") pursuant to a Share Purchase Agreement dated January 11, 2026 (the "Purchase Agreement") by and among Bakkt and the sellers of DTR (the "Closing"). We recognized goodwill from the acquisition due to the assembled, experienced workforce and anticipated growth we expect to achieve from DTR's product capabilities. The total consideration as measured at April 30, 2026 included $97.6 million in Class A common stock (the "Consideration Shares"), $1.7 million of cash paid to Akshay Naheta for the reimbursement of certain shareholder loans extended to DTR by Mr. Naheta that were outstanding immediately prior to the Closing, and $1.5 million of DTR transaction expenses we agreed to reimburse under the Purchase Agreement.
In addition, following the Closing, to the extent the Company issues shares of Common Stock in respect of warrants to purchase shares of Common Stock that were outstanding as of the date of the Purchase Agreement, the Consideration Shares will be increased by a number of shares equal to (x) 31.5% multiplied by (y) the number of shares of Common Stock issued upon the exercise or conversion of such warrants (the "top-up consideration"). Assuming all such warrants are fully exercised for cash, the Company would issue up to an additional 725,592 shares of Common Stock as part of the Consideration Shares. As part of the purchase price allocation the value of the contingent consideration was estimated to be $4.9 million. The top-up consideration was recognized as a liability measured at fair value at the Closing date since it is not indexed directly to Bakkt's own shares (it is based on the warrant exercise activity of current warrant holders).
The initial accounting for the acquisition of DTR is preliminary as of April 30, 2026. The allocation of purchase price to assets acquired and liabilities assumed is based on management's preliminary estimates of fair value. The final determination of these fair values is subject to finalization of third-party valuations and tax assessments. Management expects to finalize the purchase price allocation as soon as practicable, but no later than one year from the acquisition date (the measurement period). The following is a reconciliation of the fair value of consideration transferred in the acquisition to the preliminary fair value of the assets acquired and liabilities assumed.

($ in thousands)	Amount	Est. useful life
Cash and cash equivalents	$160
Inventory	292
Other current assets	165
Total tangible assets acquired	$617

Customer relationships	$1,630	12 years
Developed technology	10,090	5 years
Marketing-related assets (trade name)	250	1 year
Non-compete agreements	4,820	2 years
Total identifiable intangible assets	$16,790

Accounts payable	$(1,205)

Deferred tax liability	(2,421)
Other current liabilities	(144)
Total liabilities assumed	$(3,770)

Total identifiable net assets acquired	$13,637
Goodwill	$92,032
Total consideration transferred	$105,669

An assembled workforce with an estimated replacement cost of $1.2 million was also identified and valued but does not qualify for recognition as a separate intangible asset apart from goodwill and is included within the goodwill balance above.
Goodwill of $92.0 million represents the excess of the consideration transferred over the fair value of the identifiable net assets acquired and is not expected to be deductible for Cyprus income tax purposes. Goodwill is primarily attributable to DTR’s assembled workforce, expected synergies from integrating DTR’s technology into Bakkt’s platform, and other benefits that do not qualify for separate recognition as identifiable intangible assets.
The above fair values are as of the Closing date. The acquired intangible assets and goodwill required the use of significant unobservable inputs including client activation forecasts, expectations about customer trading volume and frequency, customer attrition rates, and estimated useful lives of acquired technology and discount rates (level 3 inputs). The acquired customer relationships were valued using a multi-period excess earnings model. The acquired developed technology was valued using a relief from royalty method. Other assets and liabilities were carried over at their acquired costs which was not materially different than their fair values.
The Closing date fair value of the top-up consideration payable in Class A common stock based on future warrant exercises was estimated using a Monte Carlo simulation under a geometric Brownian motion / risk-neutral framework. The analysis incorporated 5,000,000 simulated paths, Bakkt’s Closing date common stock price, the risk-free rate corresponding to the warrants’ remaining contractual terms, an equity volatility assumption of 150.0% based on Bakkt’s observed stock price volatility, and the specific exercise and settlement provisions of each warrant class. The Class 1 RDO Warrants were assumed to remain outstanding through their contractual expiration and to be exercised for cash when in the money. The Class 2 RDO Warrants incorporated their alternative cashless exercise feature when applicable and otherwise assumed cash exercise. The Public SPAC Warrants were modeled based on their contractual cash exercise provisions. This fair value measurement uses significant unobservable inputs and is therefore classified as Level 3 in the fair value hierarchy. The change in fair value of the top-up consideration between the Closing date and June 30, 2026 was not material.
Revenue generated by DTR from the Closing date through June 30, 2026 was $6.8 million, and is included in the Company's statements of operations. Net loss generated by DTR from the Closing date through June 30, 2026 was $0.9 million, and is included in the Company's statements of operations.
The following unaudited pro forma financial information presents the Company's results of operations as if the acquisition of DTR had occurred on January 1, 2025. The unaudited pro forma financial information as presented below is for illustrative purposes and does not purport to represent what the results of operations would actually have been if the acquisition of DTR occurred as of the date indicated or what the results would be for any future periods. The unaudited pro forma results reflect the step-up amortization adjustments for the fair value of intangible assets acquired, acquisition-related expenses, and share-based compensation expense for newly issued restricted stock units. Proforma revenue for the three months and six months ended June 30, 2026 would be $172.0 million and $424.8 million, respectively. Proforma revenue for the three and six months ended June 30, 2025 would be $568.1 million and $1,633.9 million, respectively. Proforma net income attributable to Bakkt, Inc. for the three and six months ended June 30, 2026 would be $80.3 million and

$67.2 million, respectively. Proforma net loss attributable to Bakkt, Inc. for the three and six months ended June 30, 2025 would be ($16.2) million and ($10.1) million, respectively.
Refer to Note 9, Related Parties, for related party disclosures.
Gyzer Inc.
On May 7, 2026 (the “Gyzer Closing Date”), Opco acquired 100% of the issued and outstanding capital stock of Gyzer Inc. (“Gyzer”) pursuant to a Stock Purchase Agreement with Gyzer’s founder (the “Seller”). The primary purpose of the transaction was to secure the services of Gyzer’s three key personnel (the “Retained Individuals”), who entered into employment and restrictive covenant agreements with the Company concurrently with closing. All other Gyzer personnel were terminated as of the Gyzer Closing Date.
Management evaluated the transaction under the framework in ASC 805-10-55-5A and concluded that substantially all of the value acquired was concentrated in the Retained Individuals and that Gyzer did not include a substantive process at the Gyzer Closing Date. Accordingly, the transaction does not meet the definition of a business under ASC 805 and has been accounted for as an asset acquisition in accordance with ASC 805-50, under which the cost of the transaction was accumulated and allocated to an acquired workforce intangible asset, with direct, incremental transaction costs capitalized as a component of that cost.
Total consideration transferred consisted of the following:

Component	Amount ($000's)
Cash paid to satisfy outstanding Seller loan to Gyzer	$160
Fair value of 94,595 shares of Class A common stock (contingently issuable, see below)	823
Fair value of warrant to purchase 50,000 shares of Class A common stock, exercise price $10.00 per share (contingently exercisable, see below)	369
Direct, incremental transaction costs	93
Total consideration	$1,445

The stock and warrant consideration components above are subject to forfeiture and will not vest (and, in the case of the warrant, will not become exercisable) unless one of the following performance conditions is achieved during the two-year period following the Gyzer Closing Date (the "performance period"): (i) $250 million in aggregate trading volume on the Company’s platform attributable to the Seller, or (ii) the volume-weighted average price of the Company’s common stock equaling or exceeding $25.00 per share for 20 consecutive trading days. If neither condition is satisfied within the performance period (as it may be extended under the agreement), the unvested shares and warrant will be automatically cancelled without further consideration.
The Gyzer Closing Date fair values of the stock and warrant consideration components above were determined using a Monte Carlo simulation, given the market-condition-based vesting feature of both instruments. The simulation modeled 100,000 potential future paths of the Company’s stock price over the two-year performance period using a Geometric Brownian Motion model, based on (i) a starting stock price of $8.55 per share, the closing price of the Company’s common stock on the Gyzer Closing Date, (ii) a risk-free rate of 3.92%, based on the two-year U.S. Treasury note, and (iii) an annualized volatility assumption of 105%, developed from a blend of the Company’s own observed historical stock price volatility following a change in its business strategy and ownership structure and the observed volatility of a group of guideline public companies. In each simulated path in which the $25.00 stock price hurdle was not met, the instruments were assumed to vest based on management’s estimate of the probability of achieving the

$250 million trading volume threshold. The resulting values in each simulated path were discounted to present value at the risk-free rate and averaged across all paths to arrive at the acquisition-date fair value of each instrument.
The total consideration was allocated entirely to an assembled workforce intangible asset, reflecting the acquisition of the Retained Individuals’ expertise and continuity of operations. The intangible asset is being amortized on a straight-line basis over its 24-month useful life, which management believes reflects the pattern in which the economic benefits of the asset are expected to be consumed.
A separate warrant to purchase up to 200,000 shares of Class A common stock was issued to the Seller in connection with his employment agreement as Chief Commercial Officer of the Company. Because that warrant is subject to service- and performance-based vesting and is forfeited upon termination of employment, it is accounted for as stock-based compensation under ASC 718 and is not included in the consideration transferred for the Gyzer acquisition. See Note 14, Share-Based and Unit-Based Compensation.
5.Revenue from Contracts with Customers
Disaggregation of Revenue
The Company disaggregates Crypto Services revenue by service type as follows (in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Transaction revenue	$169,924	$568,088	$413,320	$1,633,829
Service revenue	225	15	422	30
Crypto services revenue	$170,149	$568,103	$413,742	$1,633,859
Bakkt recognized revenue from foreign jurisdictions of $22.4 million and $54.0 million for the three and six months ended June 30, 2026 respectively, and $32.2 million and $67.0 million for the three and six months ended June 30, 2025, respectively.
The Company has one reportable segment to which its revenues relate.
Deferred Revenue
Contract liabilities consist of deferred revenue for amounts invoiced prior to the Company meeting the criteria for revenue recognition. Bakkt invoices customers for service fees at the beginning of service performance, and such fees are recognized as revenue over time as the Company satisfies performance obligations. Contract liabilities are classified as “Deferred revenue, current” and “Deferred revenue, noncurrent” in the consolidated balance sheets. The activity in deferred revenue for the six months ended June 30, 2026 and June 30, 2025, respectively, was as follows (in thousands):

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Beginning of the period contract liability	$789	$—
Revenue recognized from contract liabilities included in the beginning balance	(789)	—
Increases due to cash received, net of amounts recognized in revenue during the period	—	—
End of the period contract liability	$—	$—
Contract Costs
For the three and six months ended June 30, 2026 and June 30, 2025, the Company incurred no incremental costs to obtain and/or fulfill contracts with customers.

6.Goodwill and Intangible Assets, Net
Changes in goodwill consisted of the following (in thousands):

Balance as of January 1, 2025
Goodwill	$1,579,265
Accumulated impairment	(1,511,264)
68,001

Sale of Bakkt Trust	(3,343)

Balance as of December 31, 2025
Goodwill	1,575,922
Accumulated impairment	(1,511,264)
$64,658

DTR Acquisition	$92,032

Balance as of June 30, 2026
Goodwill	$1,667,954
Accumulated impairment	(1,511,264)
$156,690
During the six months ended June 30, 2026, the Company recognized goodwill in the amount of $92.0 million in connection with the acquisition of DTR.

No goodwill was allocated to the sale of the Loyalty Business based on the financial terms and conditions of the sale of that business.
During the second quarter of 2025, the Company completed the sale of Bakkt Trust. As part of the sale, approximately $3.3 million of goodwill was included in the carrying amount of Bakkt Trust upon sale and in determining the loss on sale.
Bakkt management did not identify any indicators of impairment related to goodwill and other intangible assets during the six months ended June 30, 2026.
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
Intangible assets consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Trademarks / trade names	Indefinite	$2,900	—	—	$2,900
Domain names	Indefinite	2,650	—	—	2,650
Customer relationships	12	1,630	23	—	1,607
Developed technology	5	10,090	336	—	9,754
Acquired workforce	2	1,444	120	—	1,324
Non compete agreements	2	4,820	401	—	4,419
Marketing-related assets	1	250	42	—	208
Total		$23,784	$922	$—	$22,862

	December 31, 2025
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Trademarks / trade names	Indefinite	$2,900	—	—	$2,900
Domain names	Indefinite	2,650	—	—	2,650
Total		$5,550	$—	$—	$5,550

7.Consolidated Balance Sheet Components
Accounts Receivable, Net
Accounts receivable, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Trade accounts receivable	$—	$98
Receivables from customers, clients and liquidity partners	4,603	4,244
Unbilled receivables	—	27
Deposits	1,561	2,703
Other receivables	5,348	5,234
Total accounts receivable	11,512	12,306
Less: Allowance for doubtful accounts	(236)	(236)
Total	$11,276	$12,070
Deposits includes cash, as noted on the consolidated statements of cash flows, at clearing agencies used to settle customer transactions. Amounts payable and receivable to our liquidity providers are reported net by counterparty when the right of offset exists.
Included in other receivables is $5.0 million due from the buyer of the Loyalty Business under the Purchase Agreement. See Note 17, Commitments and Contingencies for a description of the litigation the Company filed against the buyer of the Loyalty Business.
Other Current Assets
Other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid expenses	$1,296	$2,209
Promissory note from Loyalty buyer	5,144	5,050
Advances to Loyalty buyer	6,444	7,491
Other	725	197
Total	$13,609	$14,947

Property, Equipment and Software, Net
Property, equipment and software, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Internal-use software	$2,384	$2,014
Leasehold improvements	251	—
Property, equipment and software, gross	2,635	2,014
Less: accumulated amortization and depreciation	(550)	(354)
Total	$2,085	$1,660
For the three and six months ended June 30, 2026, depreciation and amortization expense related to property, equipment and software amounted to $0.2 million and $0.3 million, of which $0.1 million and $0.2 million, respectively, related to amortization expense of capitalized internal-use software placed in service. For the three and six months ended June 30, 2026, the Company recognized impairment charges $1.2 million related to capitalized software. No impairment charges were recognized for the three and six months ended June 30, 2025.
For the three and six months ended June 30, 2025, depreciation and amortization expense related to property, equipment and software amounted to $0.2 million and $0.4 million, of which $0.1 million and $0.3 million, respectively, related to amortization expense of capitalized internal-use software placed in service.
Equity Method Investment

Bakkt's equity method investment balances were as follows (in thousands):

	June 30, 2026	December 31, 2025
Bitcoin.co.jp	$10,645	$11,149
On August 6, 2025, the Company entered into a share purchase agreement with RIZAP Group, Inc. under which it acquired approximately 28% of the outstanding shares of Bitcoin Japan Corporation ("BJC", f.k.a., MarushoHotta Co., Ltd.), a publicly traded company listed in Tokyo for ¥1,676,551,082 ($11.5 million). As of June 30, 2026, there was no material basis differences between the carrying value of the investment and the amount of underlying equity in the net assets of BJC. Bakkt’s Chief Executive Officer is a member of the board of directors of BJC.
The Company recorded a net loss of $0.3 million and $0.5 million for the three and six months ended June 30, 2026, respectively related to its share of net earnings of BJC. No amounts were recorded for the three and six months ended June 30, 2025 as the Company did not have an ownership interest in BJC during that period.
The Company did not identify any indicators of impairment as of the reporting date. The value of Bakkt's investment in BJC based on the public trading price as of June 30, 2026 was approximately $16.7 million.
Other Assets
Other assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Operating lease right-of-use assets	$73	$—
Deposits with clearinghouse	$159	$—
Escrow deposit for sale of Loyalty	2,500	2,500
Other	3,280	1,719
Total	$6,012	$4,219

The Company accounts for digital assets it owns as indefinite-lived intangible assets and initially measures such digital assets at cost (under a first-in, first-out basis). These assets are not amortized, but are measured at fair value each reporting period with changes recognized in net income (loss). Bakkt generally holds a nominal amount of each digital asset it supports on its platform to facilitate trades and settlements, if necessary. The digital assets are reported in "Other assets" on the consolidated balance sheets and fair value changes are recognized in "other income, net" on the consolidated statements of operations. The Company's owned digital assets are typically liquidated on a daily basis during the fulfillment of customer orders and settlement with liquidity providers. Fair value changes were not material for the three and six months ended June 30, 2026. Bakkt's owned digital assets were $1.2 million and $1.2 million as of June 30, 2026 and December 31, 2025. The Company classifies cash flows from digital assets within cash flows from operating activities.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accounts payable	$1,377	$3,716
Payables to clients and customers	2,027	2,464
Accrued expenses	5,701	5,990
Other	742	2,706
Total	$9,847	$14,876
Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Current maturities of operating lease liability	$20	$549
Other	571	2,154
Total	$591	$2,703
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Operating lease liability, noncurrent	$43	$244
DTR top-up consideration	4,919	—
Other	2,612	—
Total	$7,574	$244

8.Investment in Transchem Limited Warrants

On June 3, 2026 (the "allotment date"), Opco was allotted 47,500,000 warrants (the “Transchem Warrants”) to subscribe for equity shares of Transchem Limited (“Transchem”), an Indian company listed on the BSE Limited, on a preferential basis under the SEBI (ICDR) Regulations, 2018. The Company paid upfront subscription consideration of 25% of the total warrant issue price, or ₹18.75 per warrant (approximately $9,409,784 in the aggregate at the transaction-date exchange rate), with the remaining 75% (₹56.25 per warrant, or approximately $28,258,858 in the aggregate at the June 30, 2026 exchange rate) payable only upon exercise. Each Transchem Warrant is exercisable on a 1-for-1 basis into a

Transchem equity share and expires 18 months from the allotment date. Upon full exercise, and absent other capital changes at Transchem, the Company's holding would represent approximately 64.4% of Transchem's fully diluted equity.
For the three and six months ended June 30, 2026, the Company recognized an unrealized gain of approximately $98.3 million related to the change in fair value of the Transchem Warrants during the period in which they were held.
9.Convertible Debenture
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
10.Tax Receivable Agreement
On October 15, 2021, Bakkt entered into a Tax Receivable Agreement (the "TRA") with certain Opco equity holders. Each Opco common unit, when coupled with one share of the Company's Class V Common Stock was referred to as a “Paired Interest.” Pursuant to the TRA, among other things, holders of Opco Common Units could, subject to certain conditions, exchange such Paired Interests for Class A Common Stock on a one-for-one basis, subject to the terms of the Amended and Restated Exchange Agreement, dated as of May 3, 2022 (the "Exchange Agreement"), including Bakkt's right to elect to deliver cash in lieu of Class A Common Stock and, in certain cases, adjustments as set forth therein. Opco had in effect an election under Section 754 of the Internal Revenue Code for each taxable year in which an exchange of Opco Common Units for Class A Common Stock (or cash) occurred.
The exchanges were expected to result in increases in the tax basis of the tangible and intangible assets of Opco. Those increases in tax basis could have potentially reduced the amount of tax that the Company would have otherwise be required to pay in the future. Those increases in tax basis also could have potentially decreased gains (or increased losses) on future dispositions of certain capital assets to the extent tax basis was allocated to those capital assets.
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
In connection with the Reorganization, Bakkt, Intercontinental Exchange Holdings, Inc. ("ICE") and Mr. Naheta entered into an amendment (the “TRA Amendment”) to the TRA, dated as of October 15, 2021, by and among the Company and the persons named therein, as well as a Contribution Agreement relating to their respective rights under the

TRA (as amended, the “Contribution Agreement”). Pursuant to the TRA Amendment and the Contribution Agreement, ICE and Mr. Naheta agreed that they would, at closing, (i) contribute their rights under the TRA to the Company in exchange for a cash payment from the Company equal to the respective amount to which ICE and Mr. Naheta would otherwise be entitled under the TRA (as amended), (ii) Mr. Naheta would further contribute such cash payable to Mr. Naheta to the Company in exchange for shares of the Company Class A Common Stock, and (iii) ICE would further contribute such cash payable to ICE to the Company in exchange for shares of Series A Non-Voting Convertible Preferred Stock (“Preferred Stock”) of the Company, each convertible into one share of the Company Class A Common Stock (such conversion being conditional upon the expiry or termination of the waiting period (and any extension thereof, including pursuant to any timing agreement) applicable to it under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”)), and further agreed that the respective obligations of ICE and Mr. Naheta, on the one hand, and the Company, on the other hand, to transfer the foregoing cash amounts will be net-settled and offset against one another. In addition, the TRA Amendment set the discount rate to be used in calculating TRA payments to TRA holders at 18%, calculated as of the date of consummation of the Reorganization, except that for ICE and Mr. Naheta only, the value of the TRA payment was capped at the value of such payment calculated as of the date of the TRA Amendment. At the completion of the Reorganization, the Company issued 465,890 and 69,733 shares of the Company Class A Common Stock to ICE and Mr. Naheta, respectively. Total expense for the TRA settlement was $26.9 million, recorded in operating expenses within the consolidated statements of operations for the year ended December 31, 2025. The payments to TRA holders other than ICE and Mr. Naheta were $5.7 million; approximately $0.5 million remained to be paid under the TRA settlement as of June 30, 2026. The Reorganization terminated the TRA.
11.Related Parties
DTR Acquisition
Purchase Agreement
On January 11, 2026, Opco, a Delaware limited liability company and wholly owned subsidiary of the Company, entered into a Share Purchase Agreement (the “Purchase Agreement”) by and among Opco, the Company, Distributed Technologies Research Global Ltd., a private limited company incorporated in Cyprus (“DTR”), and Akshay Naheta ("Mr. Naheta"), pursuant to which the Company agreed to acquire all of the outstanding equity interests in DTR from Mr. Naheta and the other beneficial owners of the DTR shares (collectively, the “DTR Holders”) in exchange for the Company issuing the Consideration Shares (as defined below) to the DTR Holders (the “DTR Acquisition”). Mr. Naheta is Chief Executive Officer (“CEO”), President and a member of the Board. Prior to the Closing (as defined below), Opco designated an indirect wholly-owned subsidiary incorporated in Cyprus, Bividen Limited (“Bividen”), as the Buyer Designee (as defined in the Purchase Agreement) pursuant to the Purchase Agreement, and Bividen replaced Opco as Buyer (as defined in the Purchase Agreement) for purposes of consummating the DTR Acquisition.
Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, on April 30, 2026, the Company, through Bividen, completed the DTR Acquisition (the “Closing”). At Closing, the Company issued an aggregate of 11,316,775 shares (such shares, the “Consideration Shares”) of Common Stock, comprised of (A) 31.5% of (i) the aggregate number of shares of Common Stock that were issued and outstanding immediately prior to the Closing plus (ii) the aggregate number of shares of the Company’s capital stock issuable upon full exercise or conversion of any options or other convertible derivative securities (which was deemed to include the Company’s outstanding pre-funded warrants) that were outstanding immediately prior to the Closing, on an as-converted basis, but excluding any outstanding warrants to purchase shares of the Common Stock, or 2,303,465 shares, less (B) the Adjustment Amount (as defined below). The aggregate number of shares of Common Stock issuable as Consideration Shares was reduced by 196,532 shares of Common Stock (the “Adjustment Amount”) pursuant to the terms of the Purchase Agreement, which such Adjustment Amount equals (x) the aggregate amount of certain shareholder loans extended to DTR by Mr. Naheta or his affiliates that were outstanding immediately prior to the Closing and (y) transaction expenses that DTR or Mr. Naheta incurred in excess of the $1.5 million of transaction expenses that the Company agreed to reimburse under the Purchase Agreement divided by (z) the volume-weighted average trading price for a share of Class A Common Stock measured over the 20 consecutive trading day period ending on and including the day immediately prior to the Closing, or $8.65.
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
Following the Special Committee’s approval, the Board (excluding Mr. Naheta from such consideration) approved the DTR Acquisition and determined to submit the DTR Acquisition to the Company’s stockholders for approval. Mr. Naheta is a member of the Board, and recused himself from consideration and deliberation with respect to the DTR Acquisition and abstained from the vote.
In connection with the Purchase Agreement: (i) each current DTR Holder entered into a joinder agreement with Opco, the Company, DTR and Mr. Naheta pursuant to which such DTR Holder agrees to be bound by, and assume, all of the obligations and liabilities of Mr. Naheta under the Purchase Agreement, (ii) Mr. Naheta entered into a non-competition agreement (the “Non-Competition Agreement”) with the Company, (iii) each current DTR Holder, the Company, Mr. Naheta and ICE entered into an amended and restated registration rights agreement (the “Amended and Restated RRA”) and (iv) each of the Company’s directors, executive officers and certain stockholders holding more than five percent of the Company’s voting securities (collectively, the “Voting and Support Parties”) executed a voting and support agreement (the “Voting and Support Agreement”) with the Company and DTR. The Voting and Support Agreement automatically terminated at the Closing.
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
Amended and Restated Registration Rights Agreement
The Amended and Restated RRA, which is effective at the Closing, amends and restates that certain Registration Rights Agreement dated as of October 15, 2021 (the “Prior RRA”), pursuant to which the Company granted ICE and the other holders party thereto certain registration rights with respect to certain securities of the Company. Under the terms of the Amended and Restated RRA, the Company agreed, among other things, to register for resale (a) any Common Stock currently owned by ICE or that may be issued upon exercise of any warrants currently owned by ICE, (b) the Consideration Shares, and (c) any other equity securities of the Company issued or issuable to any stockholder with respect to any such share of Common Stock referred to in clauses (a) and (b) by way of a stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or reorganization (collectively, the “Registrable Securities”). Pursuant to the terms of the Amended and Restated RRA, the Company prepared and filed a registration statement with the U.S. Securities and Exchange Commission (the “SEC”) to register for resale the Registrable Securities. The Company has agreed to be responsible for all fees and expenses incurred in connection with the registration of the Registrable Securities. Furthermore, under the Amended and Restated RRA, the holders of the Registrable Securities have certain customary underwritten offering demand rights and piggyback registration rights. The Company has granted certain customary piggyback registration rights and indemnification rights in connection with such registration of Registrable Securities.
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
Commercial Agreement With DTR
On July 31, 2025, Bakkt entered into a Commercial Agreement (the “Commercial Agreement”) with DTR, which at the time was owned by Mr. Naheta, which set forth the terms and conditions governing the integration of Bakkt’s various solutions related to financial transaction processing and digital asset trading with DTR’s technology related to the execution of global payments powered by stablecoins.
Pursuant to the Commercial Agreement, DTR granted Bakkt and its affiliates a non-exclusive, non-transferable, sublicensable license for the duration of the term of the Commercial Agreement to access, display, reproduce, modify, create derivative works of, and otherwise use the DTR’s technology in certain territories; and DTR and its affiliates a non-exclusive, non-transferable, sublicensable, worldwide, right and license to display, reproduce, modify, create derivative works of, and otherwise use Bakkt solutions as needed. For each payment that was processed under the Commercial Agreement, Bakkt was entitled to a customary fee for similar types of transactions. As of April 30, 2026, no payments were made under the Commercial Agreement The Commercial Agreement terminated upon the Closing of the Company's acquisition of DTR.

Marketing Agreement
In August 2025, the Company entered into agreements with a family member of an executive of BJC for branding and website management services and public relations and social media management services. There were no fees payable under these agreements as of June 30, 2026. We paid $0.1 million and $0.1 million under such agreements during the three and six month periods ended June 30, 2026.
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
In conjunction with the sale of Bakkt Trust, Bakkt and ICE entered into a transition services agreement ("TSA") whereby the Company agreed to provide certain transitional services to ICE for defined fees for a period of up to six months from closing of the sale of Bakkt Trust. Amounts billed under the TSA generally related to pass through of a portion of third-party software costs and time incurred by Bakkt employees that supported Bakkt Trust. The TSA could be terminated with six months' notice by either party for cause or by mutual agreement of the parties but expired under normal course as of December 31, 2025. Amounts billed under the TSA were generally recognized as a recovery of expenses incurred or as a component of "Other income, net" in the consolidated statements of operations. No amounts were owed to Bakkt under the TSA as of June 30, 2026.
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
The Company recognized interest expense of less than $0.1 million for the three and six months ended June 30, 2025. The effective interest rate on the ICE Credit Facility as of payoff on June 18, 2025 was 16.3%.

12.Warrants
Gyzer Warrants
In connection with the acquisition of Gyzer Inc. on May 7, 2026, the Company issued certain warrants as part of the purchase consideration and compensation arrangements. As purchase consideration, the seller received a warrant to purchase up to 50,000 shares of the Company's Class A common stock at an exercise price of $10.00 per share. The warrant vests upon the earlier of (i) the achievement of $250 million in aggregate trading volume attributable to the holder on the Company's platform during the applicable performance period, subject to an extension of the performance period if specified operating conditions relating to the Company's U.S. dollar payment capabilities are not satisfied within two months of the closing date, or (ii) the volume-weighted average price of the Company's Class A common stock equaling or exceeding $25.00 per share for 20 consecutive trading days during the performance period.

In addition, pursuant to an employment agreement entered into at closing, Gyzer's Chief Executive Officer, Daniel Charles Ishag, received an employee warrant to purchase up to 200,000 shares of the Company's Class A common stock at an exercise price of $10.00 per share. Of these warrants, 30,000 shares vest based solely on continued service over a two-year period in four equal installments of 7,500 shares on each of the six-month, one-year, eighteen-month, and two-year anniversaries of the grant date. The remaining 170,000 warrant shares vest upon the achievement of specified aggregate trading volume milestones on the Company's platform during the applicable performance period, subject to the same extension provisions related to the Company's U.S. dollar payment capabilities. The Company accounts for these warrants in accordance with the applicable guidance under U.S. GAAP based on their respective terms and conditions.

The Company evaluated the warrants issued in connection with the acquisition and related employment agreement under the guidance of ASC 480, Distinguishing Liabilities from Equity, ASC 815, Derivatives and Hedging, and, where applicable, ASC 718, Compensation—Stock Compensation. The Company concluded that the warrants qualify for equity classification and recorded them at their respective grant-date fair values. The acquisition-related warrant was included as purchase consideration, while the employee warrant is recognized as share-based compensation expense over the applicable vesting period.

Pre-Funded Warrants
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
As discussed further in Note 13, Stockholders' Equity, in connection with the Underwriting Agreement entered into on July 28, 2025, the Company issued pre-funded warrants (the “2025 Pre-Funded Warrants”) to purchase an aggregate of 746,373 shares of the Company’s Class A common stock, par value $0.0001 per share. The 2025 Pre-Funded Warrants were issued as part of the Company’s public offering of Class A common stock and were sold at a price of $9.9999 per warrant, representing the $10.00 per share public offering price less the $0.0001 per share exercise price. Each Pre-Funded Warrant was exercisable at any time after the date of issuance until exercised in full, subject to certain ownership limitations. During the second half of 2025, 746,373 pre-funded warrants were exercised for 743,362 shares.
Public Warrants
As of June 30, 2026 and December 31, 2025, there were 7,140,383 public warrants to purchase Class A Common Stock (the "Public Warrants") outstanding. Holders of The Public Warrants can exercise 25 Public Warrants to purchase one share of Class A Common Stock at an exercise price of $287.50 per share. The Public Warrants became exercisable on November 15, 2021. The Public Warrants will expire on October 15, 2026, or earlier upon redemption or liquidation. Bakkt may redeem the outstanding warrants when various conditions are met, such as specific stock prices, as detailed in the specific warrant agreements. The warrants are recorded as a liability and reflected as “Warrant liability” in the consolidated balance sheets.
No proceeds were received from the exercise of the Public Warrants during the six months ended June 30, 2026. During the six months ended June 30, 2025, the Company received an immaterial amount of proceeds from the exercise of the Public Warrants. From the change in fair value of the warrant liability, Bakkt recognized a gain of $0.6 million and a $0.7 million, respectively during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, Bakkt recognized a gain of $0.2 million and a gain of $2.8 million, respectively from the change in fair value of the warrant liability.

Class 1 and Class 2 Warrants
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
As of June 30, 2026, Class 1 Warrants and Class 2 Warrants exercisable for 2,017,850 shares of Class A Common Stock remain outstanding. The Company recognized a gain from the change in fair value of the warrant liability associated with the Class 1 and Class 2 Warrants of $0.8 million and $5.4 million during the three and six months ended June 30, 2026. The Company recognized a loss of $8.8 million and a gain of $20.9 million, respectively firing the three and six months ended June 30, 2025.
13.Stockholders' Equity
2026 Registered Direct Offering
In the 2026 Registered Direct Offering, the Company issued 3,024,799 shares of Class A common stock at a purchase price of $8.75 per share and the 2026 Pre-Funded Warrants to purchase an aggregate of 2,475,201 shares of Class A Common Stock at a purchase price of $8.7499 per pre-funded warrant to a single investor. The 2026 Pre-Funded Warrants were exercised in full in April 2026, and as a result 2,475,201 shares of Class A Common Stock were issued in April 2026.

At-the-Market Offering
On January 16, 2026, the Company entered into a Sales Agreement (the “Sales Agreement”) with each of The Benchmark Company, LLC, Virtu Americas LLC, Clear Street LLC, Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC, Macquarie Capital (USA) Inc., Rosenblatt Securities Inc. and Roth Capital Partners, LLC (each, a “Sales Agent” and together, the “Sales Agents”), pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $300,000,000 of its Common Stock, through the Sales Agents. Sales of Common Stock made pursuant to the Sales Agreement may be made by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including sales made in ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of the sale, at prices related to prevailing market prices or at negotiated prices and block trades. As of June 30, 2026, 1,990,434 shares have been sold for gross proceeds of $21.5 million and net proceeds of $20.8 million.
Up-C Collapse
On November 3, 2025, the Company completed the Reorganization. As part of the Reorganization, Bakkt formed a new holding company (“NewCo”) that replaced the Company as a listed parent company. In connection with the Reorganization, (i) holders of shares of Class A common stock, par value $0.0001 per share, of the Company (“Bakkt Class A Common Stock”) ceased to hold such shares and received an equivalent number of shares of Class A common stock, par value $0.0001 per share, of NewCo (“NewCo Class A Common Stock”) that have the same voting and economic rights as Bakkt Class A Common Stock, (ii) holders of shares of Class V common stock, par value $0.0001 per share, of the Company (“Bakkt Class V Common Stock”) ceased to hold such shares and received an equivalent number of shares of Class V common stock, par value $0.0001 per share, of NewCo (“NewCo Class V Common Stock”) that have the same voting and economic rights as the Bakkt Class V Common Stock, (iii) holders of common units in Opco, each coupled with one share of Bakkt Class V Common Stock (together, the “Paired Interests”), ceased to hold such Paired Interests and received an equivalent number of shares of NewCo Class A Common Stock, resulting in the elimination of shares of NewCo Class V Common Stock and NewCo having only one class of outstanding common stock, (iv) holders of membership units of the Management Vehicle (defined in Note 14, Share-Based Compensation) ceased to hold membership units of the Management Vehicle and received in exchange corresponding Opco Incentive Unit granted under the Opco Plan, as amended, held by the Management Vehicle, together with the share of NewCo Class V Common Stock paired therewith, and (v) holders of Opco Incentive Units, together with the share of NewCo Class V Common Stock paired therewith, ceased to hold such Opco Incentive Units and the shares of NewCo Class V Common Stock paired therewith, and received in exchange a corresponding number of validly issued, fully paid and nonassessable share of NewCo Class A Common Stock. Subsequent to the Reorganization, Bakkt has only one class of common stock. As part of the Reorganization, the assets and liabilities of Bakkt were contributed to Newco. The Reorganization was accounted for as a common control transaction. Refer to Note 10, Tax Receivable Agreement, for further details regarding the amendment of the Tax Receivable Agreement resulting from the Reorganization.

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

Preferred Stock
Bakkt is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The holders of a series of preferred stock shall be entitled only to such voting rights as shall expressly be granted thereto by the Certificate of Incorporation (including any certificate of designation relating to such series of preferred stock). As of June 30, 2026, no shares of preferred stock are outstanding.
Common Stock
Class A Common Stock
The Company is authorized to issue 560,000,000 shares with a par value of $0.0001 per share. Each holder of record of Class A Common Stock is entitled to one vote for each share of Class A Common Stock held on all matters on which stockholders generally or holders of Class A Common Stock as a separate class are entitled to vote, including the election or removal of directors (whether voting separately as a class or together with one or more classes of our capital stock). As of June 30, 2026 and December 31, 2025, there were 45,059,802 and 25,523,039 shares of Class A Common Stock issued and outstanding, respectively.

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

Dividends
Subject to preferences that may be applicable to any outstanding preferred stock, the holders of shares of Class A Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Company's board of directors (the "Board") out of funds legally available therefor. As of June 30, 2026, no dividends have been declared.
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
Class V Common Stock
Prior to the Reorganization, Bakkt was authorized to issue 10,000,000 shares of Class V common stock with par value $0.0001 per share (“Class V Common Stock”). These shares had no economic value but entitled the holder to one vote per share. The outstanding Class V Common Stock were exchanged for Class A Common Stock in the Reorganization, and as such, as of June 30, 2026 and December 31, 2025, there were 0 shares of Class V Common Stock issued and outstanding, respectively.

14.Share-Based and Unit-Based Compensation
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
Inducement Awards
In connection with Mr. Naheta’s appointment as Co-Chief Executive Officer, Mr. Naheta received (i) 1,607,717 PSUs and (2) 11,426 RSUs (together, the “Inducement Grant”). The RSUs vested on March 19, 2026. The PSUs vest over a three-year performance period based on attainment of stock price appreciation metrics that are measured based on a rolling 90-day volume weighted average price. The Inducement Grant is subject to the terms of the 2021 Incentive Plan as if granted thereunder. As of June 30, 2026, 803,861 PSUs have vested and 803,856 remain outstanding.
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
The Options are structured as a commitment by the grantee to exercise a predetermined number of Options every quarter for eight quarters (such committed number of Options, the “Mandatory Exercise Options”) at an exercise price per share of $10.00, which reflected the fair market value of a share of Class A Common Stock on the date of the grant. For each quarter in which the grantee exercises the Mandatory Exercise Options, the grantee will be entitled to exercise an additional number of Options (the “Optional Exercise Options”), which Optional Exercise Options will become exercisable for a period of one year. If a grantee does not exercise the Mandatory Exercise Options in any quarterly tranche during the applicable mandatory exercise period, then the grantee's remaining Options (in respect of the current quarterly tranche and any subsequent quarterly tranche) will be forfeited automatically. The Company’s stock option plan (the "Option Plan") permits early exercise of options, allowing the grantee to purchase shares prior to the vesting date, subject to the commencement of the first mandatory exercise period. Shares acquired through early exercise of unvested options are subject to transfer restrictions and may not be sold or otherwise disposed of until the applicable vesting conditions are satisfied. In order to further facilitate management’s continued participation and investment in Company growth, in the event that any Options are forfeited by a grantee in accordance with the forfeiture terms set forth above, the Options will be available for reallocation and future grant by the Compensation Committee to service providers of the Company, as identified by the Compensation Committee, and which subsequent grants will be in the form of stock options made on the same terms as the Options and will have an exercise price equal to or greater than fair market value as of such applicable date of grant. As of June 30, 2026, 90,005 options have been exercised for proceeds of $0.8 million.
Employment Awards

On May 7, 2026, the Company granted equity awards to Daniel Charles Ishag in connection with the Company's acquisition of Gyzer and Ishag's concurrent appointment as the Company's Chief Commercial Officer. The equity awards consist of 94,595 shares of Bakkt Class A common stock (the "Consideration Shares"), warrants exercisable for 50,000 shares of Common Stock (the "Consideration Warrants), and a warrant exercisable for 200,000 shares of Common Stock (the "Employment Agreement Warrant"). All securities are recognized as equity-based compensation in accordance with FASB ASC Topic 718, Compensation – Stock Compensation.
The Employment Agreement Warrant has two vesting components. The time-based component provides that 30,000 shares will vest ratably in four equal installments of 7,500 shares on the six-, 12-, 18-, and 24-month anniversaries of the grant date, subject to continued employment. The performance-based component provides that 170,000 shares will vest in four tranches of 42,500 shares each upon Bakkt achieving aggregate platform trading volume thresholds of $1.0 billion, $1.25 billion, $1.5 billion, and $1.75 billion, respectively, during the two-year performance period. The warrant has an exercise price of $10.00 per share, terminates in July 2028, and is subject to forfeiture if applicable vesting conditions are not met. The Company recognizes stock-based compensation expense equal to the grant date fair value of the awards over the applicable service and performance periods.
Determination of Fair Value of the Employment Awards

The Consideration Shares and Consideration Warrants were valued using Monte Carlo simulation with 100,000 trials to model whether the $25.00 price hurdle or $250 million trading volume threshold would be achieved. The Employment Agreement Warrant was valued using the Black-Scholes option pricing model. For the 30,000 time-based shares, no probability adjustment was applied. For the 170,000 performance-based shares, the model incorporated management's estimated probability of achievement for each trading volume threshold.

Parameter	Issuance Date
Stock Price	$8.55
Risk-free Rate	3.92%
Volatility	105%
Probability of $25.00 Price Hurdle	20%
Probability of $250M Volume Threshold	80%

For the Employment Agreement Warrant performance-based tranches, management estimated probabilities of 55%, 50%, 45%, and 40% for the $1.0 billion, $1.25 billion, $1.5 billion, and $1.75 billion thresholds, respectively. Volatility was derived from a weighted blend of Bakkt's observed volatility since its strategic pivot (42% weighting at issuance, 46% at valuation) and top quartile guideline public company volatility (58% and 54%, respectively). Risk-free rates were based on two-year U.S. Treasury note yields, consistent with the award performance periods.
Share-Based Compensation Expense
During the three and six months ended June 30, 2026, the Company granted 232,062 and 283,777 RSUs respectively to employees and directors under the 2021 Incentive Plan. During the three and six months ended June 30, 2026 the Company granted no PSUs to employees and directors under the 2021 Incentive Plan.

During the three and six months ended June 30, 2025, Bakkt granted 160,032 and 887,881 RSUs respectively to employees and directors under the 2021 Incentive plan. During the three and six months ended June 30, 2025, Bakkt granted 1,793,873 PSUs to employees and directors under the 2021 Incentive plan.
Bakkt recorded $0.9 million and $2.0 million of share-based compensation expense related to RSUs during the three and six months ended June 30, 2026, respectively. Bakkt recorded $3.1 million and $5.7 million of share-based compensation expense related to RSUs during the three and six months ended June 30, 2025, respectively. The Company recorded $1.2 million and $2.9 million in share-based compensation expense related to PSUs during the three and six months ended June 30, 2026, respectively. The Company recorded $2.7 million and $3.2 million of share-based compensation expense related to PSUs during the three and six months ended June 30, 2025. Share-based compensation expense for both RSUs and PSUs is included in “Compensation and benefits” in the consolidated statements of operations, except where classified as Restructuring expenses for certain accelerated vestings as described below. Due to the Option Plan’s early exercise feature, the Company recognized the full grant-date fair value of the stock options during the year ended December 31, 2025.
Unrecognized compensation expense as of June 30, 2026 and December 31, 2025 was $4.0 million and $6.5 million, respectively, for the RSUs and PSUs. The unrecognized compensation expense as of June 30, 2026 and December 31, 2025 will be recognized over a weighted-average period of 1.18 years and 0.80 years, respectively.
RSU and PSU Activity
The following tables summarize RSU and PSU activity for the six months ended June 30, 2026 and June 30, 2025 (in thousands, except per unit data):

RSUs and PSUs	Number of RSUs and PSUs	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	1,421	1.36	$18.17
Granted	2,682		$9.92	$26,384
Forfeited	(287)
Vested	(601)
Outstanding as of June 30, 2025	3,215	1.23	$11.27

Outstanding as of December 31, 2025	1,536	0.80	$10.41
Granted	283		$9.68	$2,755
Forfeited	(54)
Vested	(508)
Outstanding as of June 30, 2026	1,257	1.08	$10.60
During the three and six months ended June 30, 2025, Bakkt recorded $1.9 million and $1.9 million, respectively of share-based compensation expense related to the accelerated vesting of awards for certain employees, primarily related to the sale of Bakkt Trust and the termination of a former executive.
Total fair value of vested RSU and PSU awards was $3.2 million and $4.8 million respectively for the three and six months ended June 30, 2026. Total fair value of vested RSU and PSU awards was $4.1 million and $6.9 million, respectively, for the three and six months ended June 30, 2025.
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
PSUs provide an opportunity for the recipient to receive a number of shares of Common Stock based on various performance metrics. Upon vesting, each PSU equals one share of Common Stock. The Company accrues compensation expense for the PSUs based on management's assessment of the probable outcome of the performance conditions. No PSUs were granted during the six months ended June 30, 2026. PSUs awarded in 2025 are subject to market-based vesting conditions tied to the Company’s stock performance. Specifically, PSUs vest based on the achievement of a target stock price, determined using the volume-weighted average price ("VWAP") of the Common Stock over a specified period. Vesting occurs only if the Company's average stock price meets or exceeds predetermined VWAP thresholds during the measurement period and in many instances the recipients must provide at least one year of service. The metrics for PSUs granted during 2024 related to the Company's performance during fiscal year 2024, as measured against objective performance goals approved by the Board. The actual number of units earned range from 0% to 150% or 200% of the target number of units depending on the metric and achievement of the 2024 performance goals. PSUs granted in 2024 vest in two equal annual installments from 2025 to 2026. The metrics for PSUs granted during 2023 related to Bakkt's performance during fiscal year 2023, as measured against objective performance goals approved by the Board. The actual number of units earned range from 0% to 150% of the target number of units depending upon achievement of the 2023 performance goals. PSUs granted in 2023 vest in three equal annual installments from 2024 to 2026.
Option Plan Activity
The following table summarizes activity under the Option Plan for the six months ended June 30, 2026. There was no activity related to the Option Plan for the six months ended June 30, 2025.

Options	Options (000's)	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($ 000's)
Outstanding and Exercisable at December 31, 2025	1,955	$10.00	1.75	$78
Granted	—	—	—	$—
Forfeitures	(13)	—	—	$—
Exercised	(45)	10.00	—	$—
Outstanding and Exercisable at June 30, 2026	1,897	$10.00	1.25	$—
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
Opco Plan
Preferred incentive units and common incentive units (collectively, “incentive units”) represented an ownership interest in Opco and were entitled to receive distributions from Opco, subject to certain vesting conditions. Opco classified incentive units as equity awards on its consolidated balance sheets. Participation units, issued directly by Opco to Opco Plan participants, did not represent an ownership interest in Opco but rather provided Opco Plan participants the contractual right to participate in the value of Opco, if any, through either a cash payment or issuance of Common Stock upon the occurrence of certain events following vesting of the participation units. Refer to Note 13 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025, where the modifications to the Opco Plan are described in detail.
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
Incentive Unit Activity
There are no incentive units outstanding subsequent to December 31, 2025, therefore there was no incentive unit activity for the six months ended June 30, 2026. The following table summarizes common incentive unit activity under the Opco Plan for the six months ended June 30, 2025 (in thousands, except per unit data):

	Number of Common Incentive Units	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	287	0	$166.75	$47,867
Granted	—
Forfeited	—
Exchanged	(1)
Outstanding as of June 30, 2025	286	0	$166.75	$47,024
The Company did not make any cash payments to settle vested participation units during the six months ended June 30, 2025.

15.Net income (loss) per share
Basic income (loss) per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding. Bakkt includes pre-funded warrants in the computation of the weighted-average number of common shares outstanding for basic income (loss) per share as the exercise price is negligible and the warrants are exercisable at any time. Diluted income (loss) per share is based on the weighted average number shares of Class A Common Stock issued and outstanding and the effect of all dilutive common stock equivalents and potentially dilutive share-based awards outstanding. The potentially dilutive securities that would be anti-dilutive are not included in the calculation of diluted income (loss) per share attributable to controlling interest.
The following is a reconciliation of the denominators of the basic and diluted per share computations for net income (loss) (in thousands, except share and per share data):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net income (loss) per share:

Numerator – basic and diluted:
Net income (loss) from continuing operations	$80,842	$(26,892)	$69,191	$(7,506)
Less: Net loss from continuing operations attributable to noncontrolling interest	—	(13,751)	—	(3,716)
Net income (loss) from continuing operations attributable to Bakkt, Inc.	80,842	(13,141)	69,191	(3,790)
Net loss from discontinued operations attributable to Bakkt, Inc.	—	(1,593)	—	(3,236)
Net income (loss) attributable to Bakkt, Inc. - basic	$80,842	$(14,734)	$69,191	$(7,026)
Net income (loss) attributable to Bakkt, Inc. - diluted	$80,842	$(14,734)	$69,191	$(7,026)

Denominator – basic and diluted:
Weighted average shares outstanding – basic	41,181,719	6,825,634	34,816,194	6,677,934
Assumed vesting of Restricted stock units	79,974	—	91,197	—
Assumed cashless exercise of Class II warrants	432,325	—	432,325	—
Assumed exercise of Stock options	—	—	71,064	—
Assumed vesting of Employment warrants	—	—	1,123	—
Weighted average shares outstanding –diluted	41,694,018	6,825,634	35,411,903	6,677,934

Net income (loss) per share from continuing operations attributable to Bakkt, Inc.	$1.96	$(1.93)	$1.99	$(0.57)
Net loss per share from discontinued operations attributable to Bakkt, Inc.	—	(0.23)	—	(0.48)
Net income (loss) per basic share attributable to Bakkt, Inc.	$1.96	$(2.16)	$1.99	$(1.05)
Net income (loss) per diluted share attributable to Bakkt, Inc.	$1.94	$(2.16)	$1.95	$(1.05)
Potential common shares issuable to employees or directors upon exercise or conversion of shares under our share-based and unit-based compensation plans and upon exercise of warrants are excluded from the computation of diluted income (loss) per common share when the effect would be anti-dilutive.

The following table summarizes the total potential common shares excluded from diluted earnings per common share as their effect would be anti-dilutive (in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Restricted Stock Units (treasury stock)	—	3,215	—	3,215
Public warrants (treasury stock)	286	286	286	286
Class I warrants (treasury stock)	1,153	1,153	1,153	1,153
Class II warrants (treasury stock)	—	865	—	865
Convertible debentures (if-converted)	—	1,912	—	1,912
Opco common units (if-converted)	—	7,178	—	7,178
Market Condition PSUs (treasury stock)	804	—	804	—
Stock Options (treasury stock)	1,898	—	—	—
DTR Consideration shares (treasury stock)	726	—	726	—
Gyzer Consideration shares (treasury stock)	345	—	315	—
Total	5,211	14,609	3,283	14,609
16.Capital Requirements
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
As of June 30, 2026 and December 31, 2025, BFS was in compliance with its respective regulatory capital requirements. The minimum capital requirements to which BFS is subject may restrict its ability to transfer cash. The Company may be required to transfer cash to BFS such that it can continue to meet minimum capital requirements.
17.Commitments and Contingencies

401(k) Plan
Bakkt sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Both Company and employee contributions to the 401(k) plan are discretionary. For the three and six months ended June 30, 2026, the Company recognized approximately $0.1 million and $0.2 million respectively of matching contributions to the 401(k), which is included in "Compensation and benefits" in the consolidated statements of operations. For the three and six months ended June 30, 2025 the Company recognized approximately $0.2 million and $0.3 million, respectively of matching contributions to the 401(k), which is included in "Compensation and benefits" in the consolidated statements of operations.
Litigation
On December 15, 2025, the Company filed a complaint in the Superior Court of the State of Delaware (the "Court"), against Project Labrador Holdco, LLC (“Roman”) in connection with the closing of Roman’s acquisition of the Company’s Loyalty Business. On February 6, 2026, the Company amended its complaint, following additional amounts becoming due, seeking the repayment of these amounts to the Company. The Company is seeking approximately $10.0 million and attorneys’ fees in connection with breaches of the Loyalty Business purchase agreement. On February 27, 2026, Roman filed counterclaims, and has alleged that is entitled to indemnification and compensatory damages totaling $19 million.
The Company filed a motion for judgment on the pleadings on April 10, 2026, which the Court granted on April 10, 2026. Thereafter, on June 19, 2026, Roman filed a motion for re-argument, which the Company responded to in opposition on June 26, 2026. On July 7, 2026, the Court denied Roman's motion for re-argument. On August 6, 2026, Roman filed a notice of appeal in the Supreme Court of the State of Delaware, seeking to overturn the Court's decision granting the Company's motion for judgment on the pleadings and the Court's denial of Roman's motion for re-argument. Briefing is underway.
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
Digital Assets Held on Platform

The Company is obligated to securely store digital assets that it holds for customers, a substantial portion of which are held in cold storage. As such, the Company may be liable to users of its platform for losses arising from the Company’s failure to secure digital assets from theft or loss. The Company has not incurred any losses related to such an obligation and therefore has not accrued a liability for losses as of June 30, 2026 or December 31, 2025. The Company has no reason to believe it will incur any expense associated with such potential liability because (i) it has no known or historical experience of claims to use as a basis of measurement, (ii) it accounts for and continually verifies the amount of digital assets within its control, and (iii) it has established security around custodial product private keys to minimize the risk of theft or loss.
Purchase Obligations
In December 2021, the Company entered into a four-year cloud computing arrangement which includes minimum contractual payments due to a third-party provider. Several amendments have been made to the agreement that extend the contract. As of June 30, 2026, the Company's outstanding purchase obligations consisted of the following future minimum commitments (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Purchase obligations	$2,160	$—	$—	$—	$2,160

Transchem Warrant Exercise Commitment

In connection with the allotment of 47,500,000 warrants to subscribe for equity shares of Transchem, an Indian company listed on the BSE Limited, Opco, a subsidiary of the Company, paid 25% of the total warrant issue price upon allotment and is contractually obligated to pay the remaining 75%, or ₹56.25 per warrant, only if and when it elects to exercise the warrants (see Note 8, Investment in Transchem Limited Warrants). As of June 30, 2026, the aggregate unfunded exercise commitment, assuming exercise of all outstanding warrants, was approximately ₹2,671,875,000 (approximately $28.3 million, translated at the June 30, 2026 exchange rate).
Because the warrants are exercisable, but not mandatorily so, at Bakkt's sole discretion at any time prior to their expiration 18 months from the allotment date (through approximately December 3, 2027), this remaining exercise price represents an executory, unfunded commitment rather than a recognized liability, and is not reflected on the Company's condensed consolidated balance sheet. Bakkt is under no obligation to exercise any portion of the warrants and, should it elect not to exercise, would forfeit its rights thereunder without further payment obligation. The Company will continue to evaluate its intent with respect to exercise in light of Transchem's share price, the terms of the warrants, and the Company's liquidity, and will fund any exercise from cash on hand or other available sources at the time of exercise.

This commitment is denominated in Indian Rupees and, until settled, remains subject to foreign currency translation risk between the U.S. Dollar and the Indian Rupee.
18.Income Taxes
As a result of the business combination that caused Bakkt to become a publicly traded company in 2021, the Company acquired a controlling interest in Opco, which was treated as a partnership for U.S. federal income tax purposes, and in most applicable state and local income tax jurisdictions until the Up-C Collapse in 2025. As a partnership, Opco was not itself subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by Opco was passed through to and included in the taxable income or loss of its partners, including the Company, on a pro rata basis. The Company's U.S. federal and state income tax expense primarily relates to the Company’s taxable income or loss and its wholly owned subsidiaries that are consolidated for U.S. GAAP purposes but separately taxed for federal, state, and foreign income tax purposes.
Bakkt's effective tax rates of 0.0% and 0.0% for the three and six months ended June 30, 2026, respectively, differ from statutory rates primarily due to the absence of taxable income to realize the Company's net operating losses and other deferred tax assets.
The Company's effective tax rates of (0.2)% and (0.8)% for the three and six months ended June 30, 2025, respectively, differ from statutory rates primarily due to the absence of taxable income to realize the Company's net operating losses and other deferred tax assets.
Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realizability of the Company's deferred tax assets, in each jurisdiction, is dependent upon the generation of future taxable income sufficient to utilize the deferred tax assets on income tax returns, including the reversal of existing temporary differences, historical and projected operating results and tax planning strategies. As of June 30, 2026 and December 31, 2025, the Company believed that it was not more likely than not that the net deferred tax assets would be realizable and thus maintained a full valuation allowance.
The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company had no unrecognized tax benefits or related interest and penalties accrued as of June 30, 2026 or December 31, 2025.
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
In December 2024, the Company signed a Lease Assignment and Assumption Agreement (the “Lease Assignment”) for its New York office lease, whereby a third-party agreed to assume all the Company’s rights, title and interest in and to the lease, including but not limited to the performance by the third-party of all of the Company’s duties and obligations under the lease. The Lease Assignment was contingent upon the landlord’s consent. In January 2025, the Company signed an Assignment and Assumption of Lease with Landlord’s Consent for the New York office lease, which provided the landlord’s consent to the Lease Assignment. The Company is jointly and severally liable with the third-party assignee for the obligations under the New York office lease. For the six month period ended June 30, 2025, the Company recognized income of approximately $1.8 million related to the Lease Assignment, net of approximately $0.9 million paid to the third-party assignee under the Lease Assignment, all of which was recognized in Other (expense) income, net in the consolidated statements of operations. The Company leases office space in New York under a short-term lease.
In April 2026, the Company entered into a 24-month operating lease for office space in Atlanta, Georgia, expiring in March 2028. At commencement, the Company recorded an initial operating lease liability of $81,683 and a right-of-use (ROU) asset of $82,283, which included $600 of capitalized initial direct costs. The lease liability was measured using the Company’s incremental borrowing rate of 7.0%. Variable lease costs and refundable security deposits were excluded from the lease liability measurement.
For the three months ended June 30, 2026, operating lease expense was approximately $11,000. As of June 30, 2026, the balance of the operating lease liability was $71,792 (classified as current), and the balance of the ROU asset was $72,602.
Bakkt had a second office lease in Alpharetta, GA that expired in April 2026.
As of June 30, 2026 and December 31, 2025, the Company did not have any active finance leases.
As of June 30, 2026, the weighted average remaining lease term for the Company's operating leases was approximately 22 months, and the weighted average discount rate was 7.0%. As of December 31, 2025, the weighted average remaining lease term for the Company's operating leases was approximately 4 months, and the weighted average discount rate was 5.0%. The Company was party to short-term leases during the three and six months ended June 30, 2026 and June 30, 2025, which resulted in less than $0.1 million of rent expense, for all periods.
20.Fair Value Measurements
Financial assets and liabilities that are measured at fair value on a recurring basis are classified as Level 1, Level 2 and Level 3 as follows (in thousands):

	As of June 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Digital assets	$1,215	$—	$1,215	$—
Transchem Warrants	107,906	—	—	107,906
Total Assets	$109,121	$—	$1,215	$107,906

Liabilities:
DTR top-up consideration	$4,919	$—	$—	$4,919
Warrant liability - Class 1 and Class 2 warrants	$10,187	$—	$—	$10,187
Warrant liability - public warrants	428	428	—	—
Total Liabilities	$15,534	$428	$—	$10,192

	As of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Digital assets	$1,238	$—	$1,238	$—
Derivative assets	3,352	—	—	3,352
Total Assets	$4,590	$—	$1,238	$3,352

Liabilities:
Warrant liability - Class 1 and Class 2 warrants	$15,589	$—	$—	$15,589
Warrant liability - public warrants	1,143	1,143	—	—
Total Liabilities	$16,732	$1,143	$—	$15,589
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
The fair value of the Company's digital assets was determined using Level 2 inputs which included using the value of the digital asset determined as the mid-point of a bid-ask spread in the market management determined to be the principal market for the related digital assets as of June 30, 2026 and December 31, 2025.
The Transchem Warrants are not traded on an active market and are classified within Level 3 of the fair value hierarchy. Fair value is estimated using a Black-Scholes option-pricing model, with inputs including the quoted closing price of Transchem's underlying shares, the remaining contractual term, the ₹56.25 per remaining warrant exercise price, expected volatility based on Transchem's historical share-price returns over a period commensurate with the Warrants' term, and a risk-free rate derived from Indian government securities of matching maturity. Because the underlying shares are subject to a post-exercise regulatory lock-in and limited trading liquidity, the model incorporates a discount for lack of marketability (DLOM), which is also considered a significant unobservable input for purposes of this disclosure.

The following table presents the change in the fair value of the Transchem Warrants (a recurring Level 3 measurement) for the period from allotment through June 30, 2026 (in thousands):

Investment in Transchem Warrants (ASC 321 – Fair Value Option)	Fair Value
Balance as of January 1, 2026	$—
Purchases (allotment date cash consideration)	9,410
Unrealized gains included in the statement of operations	98,496
Balance as of June 30, 2026	$107,906

The following table presents quantitative information about the significant unobservable inputs used in the Level 3 fair value measurement as of June 30, 2026:

Unobservable Input	June 30, 2026	Valuation Technique	Directional Sensitivity*
Underlying share price (Transchem, BSE-listed)	₹342.10 ($3.62)	Option-pricing (Black-Scholes)	Increase in price → increase in FV
Expected volatility	58%	Historical (18-month lookback)	Increase in volatility → increase in FV
Risk-free interest rate	6%	India 1yr/2yr G-Sec average	Increase in rate → increase in FV
Discount for lack of marketability (DLOM)	22%	Calibrated / put-option models	Increase in discount → decrease in FV
Remaining contractual term	1.39 years	Contractual	Increase in term → increase in FV
* Directional sensitivity reflects the isolated impact of an increase in the indicated input, holding all other inputs constant; inputs are not independent, and a change in one unobservable input is not necessarily accompanied by a change in another.

The fair value of the Transchem Warrants is sensitive to changes in the unobservable inputs described above. Significant increases (decreases) in the underlying share price, expected volatility, or remaining contractual term, in isolation, would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the discount for lack of marketability, in isolation, would result in a significantly lower (higher) fair value measurement. Given the regulatory lock-in restrictions applicable to the underlying shares and the limited trading liquidity of Transchem's listed equity, the DLOM applied represents a significant component of, and source of estimation uncertainty in, the fair value measurement.
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
The significant unobservable inputs used for the fair value measurement of the Class 1 Warrants and Class 2 Warrants liabilities as of June 30, 2026 are summarized as follows:

Expected term (years)	3.18
Continuous risk-free rate	4.1%
Expected volatility	128.0%
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
21.Segment Reporting
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
During the three and six months ended June 30, 2026 and June 30, 2025, all material operations were within the United States. Bakkt's CODM allocates resources and assesses performance based upon financial information at the consolidated level.

The following table represents significant segment expenses provided to the CODM for the three and six months ended June 30, 2026, and June 30, 2025 (in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025

Total revenues	$170,149	$568,103	$413,742	$1,633,859

Segment expenses:
Personnel[1]	$4,935	$4,376	8,306	9,320
Non-cash compensation[1]	1,892	5,790	4,697	8,857
Professional fees	7,194	4,027	14,939	9,198
Technology	1,450	1,270	3,024	3,188
Occupancy[2]	266	584	395	1,302
Marketing and promotions[3]	137	108	200	204
Business insurance[4]	723	1,173	1,814	2,826
Depreciation and amortization	1,052	154	1,118	374
Other operating costs[5]	2,857	1,529	4,580	2,607
Crypto costs	167,938	561,074	407,908	1,615,709
Execution, clearing and brokerage fees	1,318	4,139	3,298	11,832
Total operating expenses per Consolidated Statements of Operations	$189,762	$584,224	450,279	1,665,417
Operating loss from continuing operations	$(19,613)	$(16,121)	(36,537)	(31,558)
Other (income) expense, net	(100,738)	10,771	(106,232)	(24,052)
Net income(loss) from continuing operations before equity in net earnings of affiliates	$81,125	$(26,892)	$69,695	$(7,506)

1
Personnel includes payroll and benefits, excluding stock-based compensation, which is included in Non-cash compensation. Both are reported as part of Compensation and benefits on the consolidated statements of operations.

2	Occupancy includes facility related expenses such as rent and is reported as Selling, general and administrative on the consolidated statements of operations.
3	Marketing and promotions primarily consist of web-based promotional campaigns, promotional activities with clients, conferences and user events, and brand-building activities and are reported as Selling, general and administrative on the consolidated statements of operations.
4	Business insurance primarily consists of business liability insurance premiums and is recorded as Selling, general and administrative on the consolidated statements of operations.
5	Other operating costs consist primarily of Impairment charges, as well as costs that are reported as Selling, general and administrative, Other operating expenses, and Compensation and benefits on the consolidated statements of operations.
6	Other income, net consists primarily of Interest income, net, Gain from change in fair value of warrant liability, Change in the fair value of the Transchem Warrantss, Other income, net, and Income tax expense as presented in the consolidated statements of operations.
22.Subsequent Events
The Company has evaluated subsequent events and transactions and determined that no events or transactions met the definition of a subsequent event for the purpose of recognition or disclosure in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of financial condition and results of operations should be read together with the accompanying consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 (this "Report") and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (our "Form 10-K"), which is incorporated herein by reference.
References in this section to “we,” “us,” “our,” “Bakkt” or the “Company” and like terms refer to Bakkt, Inc. and its subsidiaries for the three and six months ending June 30, 2026, unless the context otherwise requires. Our consolidated results include the operations of Distributed Technologies Research Global Ltd ("DTR") from May 1, 2026, following completion of the acquisition on April 30, 2026. References to the acquired business are made only where necessary to describe the transaction, historical periods, or related accounting matters; since the completion of the acquisition, DTR's people, technology, products and transaction activity are part of Bakkt.
Some of the information contained in this discussion and analysis, including information regarding our plans, strategy, product development, commercial pipeline, expected launches, target markets, investments and future financial or operating performance, includes forward-looking statements. These statements are based on management's current beliefs, assumptions and information and are subject to risks and uncertainties. Actual results could differ materially from those contemplated by the forward-looking statements. Factors that could cause or contribute to such differences include those discussed under "Cautionary Note Regarding Forward-Looking Statements" and "Item 1A. Risk Factors" in this Report and in our other filings with the United States Securities and Exchange Commission (the "SEC").

In this section and elsewhere in this Report, we use the following terms, which are defined as follows:
•"Client" means a business with which we contract to provide services to customers on our platform, including financial institutions, financial technology firms, digital asset companies, hedge funds, merchants, retailers and other businesses. In the notes to our consolidated financial statements, the term "customer" is used as required by Financial Accounting Standards Board Accounting Standards Codification Topic 606, Revenue from Contracts with Customers ("ASC 606").
•"Customer" means an individual or business end user of a client's service that transacts through our platform, unless the context refers to a customer for purposes of ASC 606.
•"Digital asset" means an asset that is created, issued, recorded or transferred using blockchain or distributed ledger technology, including digital asset currencies, stablecoins and other digital tokens. We use "digital asset," "virtual currency," "digital asset currency," "coin" and "token" as contextually appropriate.
•"Platform" means the technology, infrastructure, software, compliance capabilities and related services through which we provide our products and services.
Overview
General
Bakkt is a regulated financial technology company that builds and operates infrastructure for digital asset trading, programmable finance and cross-border payments. During 2025, we substantially completed a strategic transformation that included divesting non-core businesses, simplifying our corporate and capital structure and focusing our resources on a unified digital financial infrastructure platform. During the first half of 2026, we continued that transformation by completing our acquisition of an agentic payments and stablecoin platform, integrating that technology into our platform and advancing strategic investments in Japan and India.

Our platform strategy is organized around three complementary business engines - Bakkt Markets, Bakkt Agent and Bakkt Global - supported by a common stablecoin-enabled settlement, compliance and onboarding foundation. Markets provides the regulated infrastructure; Agent packages the infrastructure into modular, embedded and conversational financial products; and Global extends our reach through selected international investments and local partnerships. We intend for the three engines to share technology, compliance processes, distribution and transaction flows, which may reduce implementation complexity for clients, improve operating leverage and create opportunities to cross-sell additional capabilities. Our ability to realize these benefits depends on successful execution, client adoption, regulatory approvals, commercial agreements and market conditions.
Bakkt Markets
Bakkt Markets enables financial institutions, financial technology firms and digital asset businesses to integrate digital asset trading, payment and treasury capabilities through our platform. Our services span digital asset trade execution and liquidity access, stablecoin on- and off-ramps, payment and settlement, custody and treasury solutions, and related operational support. These services are offered as a menu of modular capabilities: clients can integrate through application programming interfaces ("APIs") or through interfaces designed for AI-agent access, including Model Context Protocol ("MCP") server or Tools and can activate only the modules they need without rebuilding the underlying technology and compliance infrastructure.
Our cross-border payments solutions are designed to address long-standing inefficiencies in international payments, including foreign exchange costs, failed transactions, hedging costs, settlement speed and limited auditability. By enabling faster, programmable settlement, including for currency corridors outside the largest global currencies, we believe our solutions can reduce transaction and hedging costs for clients, improve transparency and auditability, and allow clients to use accelerated settlement as a commercial advantage, including in negotiating payment terms with their own counterparties and suppliers. We believe these capabilities expand the range of payment flows our platform can address.
Bakkt Markets is supported by licenses and registrations held by our operating subsidiaries, including pan-U.S. money transmitter licenses and a New York BitLicense, together with our compliance, security and risk-management framework. The permissions available under any license or registration vary by jurisdiction and activity, and certain services depend on third-party banks, custodians, liquidity providers and other counterparties. Our Markets revenue currently is generated principally from digital asset transactions and is sensitive to client mix, trading activity, digital asset prices and spreads.
Bakkt Agent
Bakkt Agent is our AI-native financial services layer. It takes the regulated capabilities delivered through Bakkt Markets' APIs and puts an intelligent agent in control of them — using AI to interpret intent, orchestrate multi-step financial actions, and execute transactions on a client's or end user's behalf across onboarding, funding, payments and settlement, together with the compliance processes that support them. Clients embed these agentic capabilities in their own products on a white-label basis, through conversational interfaces or direct integration, to deliver financial services driven by intent rather than manual coding or workflows.
We are developing three principal product configurations: a modular neobanking-as-a-service stack, white-label card and credit card programs, and agentic cross-border transfers. Through the neobanking-as-a-service offering, businesses would be able to use our technology and regulated infrastructure on a white-label basis to offer programmable finance and account-based products to their end customers, subject in each case to applicable licensing, bank partner, network and regulatory requirements. Certain infrastructure modules are available, while other products remain in development or are subject to partner, bank, network or regulatory requirements.

Bakkt Global
Bakkt Global is our strategy for extending our technology, brand and infrastructure into selected international markets through strategic investments and local partnerships. We seek opportunities in jurisdictions with established or developing regulatory frameworks, liquid capital markets and demand for digital financial infrastructure. Our current strategic Global investments are in Bitcoin Japan Corporation, a Tokyo Stock Exchange-listed company (TSE: 8105), and Transchem Limited, a BSE-listed company in India (BSE: 500422). These investments are intended to complement our other business engines by extending our technology, infrastructure and commercial capabilities into selected international markets. We expect to leverage our infrastructure in these markets and, over the medium term, we expect these strategic investments to create meaningful opportunities to grow our platform. These opportunities are subject to local regulations, required approvals and commercial execution, and their timing and financial impact are uncertain.
The value and strategic benefit of these investments depend on market prices, foreign currency exchange rates, the performance and governance of the investees, regulatory developments, and the completion of contemplated corporate actions.
Second-Quarter Highlights and Trends
The following developments were significant to our business and results during the second quarter and first half of 2026:
•We completed the acquisition of Distributed Technologies Research Global Ltd. on April 30, 2026 in an all-stock transaction and began consolidating its results as of May 1, 2026. We integrated its payment, stablecoin, onboarding and compliance technology into Bakkt's platform and subsumed the pre-existing commercial agreement into the combined company. The acquisition affects period-to-period comparability because our results for the three and six months ended June 30, 2026 include two months of the acquired operations, while prior periods do not.
•We continued consolidating onboarding and identity processes across our product modules and enabled additional wire and ACH funding capabilities. These capabilities are designed to support digital asset trading, stablecoin conversion, fiat transfers and cross-border settlement through a common infrastructure layer.
•Following receipt of required Indian regulatory approvals, Transchem allotted 47,500,000 warrants to Bakkt in June 2026. We initially paid approximately $9.4 million, representing 25% of the aggregate subscription amount, and the remaining aggregate subscription amount payable upon full exercise was approximately $28.2 million as of June 30, 2026. The warrants may be exercised in one or more tranches during an 18-month exercise period.
•We acquired Gyzer and brought its embeddable fiat-to-crypto on- and off-ramp embedded user interfaces onto our platform, connecting it to our stablecoin and onboarding infrastructure. This allows clients to enable stablecoins purchase and sale directly into their own applications and adds a new channel for transaction volume across the platform. The acquisition also brought experienced leadership and an operating team across engineering, compliance and sales into Bakkt, including Daniel Ishag, who joined as our Chief Commercial Officer.
Digital Asset Market Developments
During the second quarter of 2026, the regulatory treatment of digital assets continued to evolve and has drawn significant attention from legislative and regulatory bodies around the world. Recent developments relating to digital assets and cryptocurrency include the adoption of the Guiding and Establishing National innovation for U.S. Stablecoins Act (the “GENIUS Act”) and the proposal of the Digital Asset Market Clarity Act (the “CLARITY Act”).
Legislation in the US and abroad is expected to provide increased certainty for market participants and accelerate institutional adoption. Enactment of the “GENIUS Act”, established a federal framework for “payment stablecoins,”

treating them as payment systems, and mandating fiat-backed reserves, monthly disclosures, anti-money laundering safeguards, and similar measures. Stablecoins have grown rapidly as an alternative to bitcoin and other digital assets as a medium of exchange and store of value, and their use as an alternative to bitcoin could expand further as a result of the GENIUS Act being enacted. Additionally, the CLARITY Act, currently under consideration by the U.S. Senate, seeks to provide for a system of regulation of the offer and sale of digital assets by the SEC and CFTC and establish a provisional registration regime.
We believe increased global regulatory clarity will result in increased conviction in stablecoins by consumers and enterprises alike, which will drive greater adoption. We believe these trends will naturally increase the value of our global licensing network and the use of our platform.

Key Factors Affecting Our Performance
Client Base, Concentration and Transaction Activity
Our ability to generate revenue depends on retaining existing clients, activating new clients, increasing transaction activity and expanding the products used by each client. Client onboarding can require commercial negotiations, technical integration, due diligence, compliance review and regulatory coordination, which may result in long sales and activation cycles.
Product Development and Commercialization
Our growth strategy requires us to develop, integrate and commercialize new capabilities while maintaining a secure, resilient and compliant platform. The integration of our acquired payment technology gives us a common onboarding, stablecoin and settlement foundation across Markets and Agent. We expect to continue investing in product engineering, compliance, banking and network relationships, and client implementation. Products described as available may still require client-specific integration, approvals or third-party arrangements before they generate revenue. Delays, cost overruns, limited adoption or changes in partner requirements could adversely affect our results.
Integration of Acquisitions and Operating Efficiency

Following the April 2026 acquisition of DTR, we integrated DTR’s payment, stablecoin, onboarding and compliance technology into our platform. The broader integration of DTR into our business remains ongoing, including with respect to personnel, controls and commercial processes following the April 2026 acquisition of DTR. Our results are affected by the pace and cost of these ongoing integration activities, which may require additional compensation, professional services, technology and compliance expenditures. We continue to evaluate our headcount, vendor relationships, technology architecture and other operating costs to focus resources on initiatives with a clear path to commercial value. Savings may take longer to realize than expected and may be offset by growth investments.
Competition
The markets for digital asset infrastructure, stablecoin payments, embedded finance and cross-border payments are highly competitive and rapidly evolving. We compete with digital asset exchanges and brokers, financial technology platforms, payment processors, banks, custody providers, stablecoin issuers, blockchain-native infrastructure companies and internally developed client solutions. Competitive factors include regulatory permissions, security, asset and currency coverage, liquidity, price, speed, reliability, user experience, geographic reach, integration effort and brand trust. Increased competition may reduce spreads and fees, raise client-acquisition and product-development costs or slow adoption.
General Economic and Market Conditions
Digital asset transaction activity is cyclical and can change rapidly in response to asset prices, volatility, interest rates, liquidity, macroeconomic conditions, geopolitical events and risk sentiment. Our Global investments also expose us to public-equity-market fluctuations and foreign currency movements. These factors may affect revenue, fair-value measurements, equity-method results, liquidity and the carrying value or recoverability of our assets. The amount and timing of these effects may be difficult to predict.
Regulation in U.S. and International Markets
We operate in a highly regulated environment. Our activities are subject to laws and regulations relating to money transmission, virtual currencies, securities, commodities, banking, payments, anti-money laundering, sanctions, privacy, cybersecurity, consumer protection and AI, among other areas. Requirements differ by jurisdiction and may change or be interpreted differently over time. We may need additional licenses, registrations, approvals or partner arrangements to launch particular products or enter new markets. Regulatory developments can increase our costs, delay commercialization, restrict product features or create liability, while clear and workable frameworks may support institutional adoption of our services.
Strategic Investments and Capital Allocation
Bakkt Global requires us to allocate capital to strategic investments whose value and liquidity may be volatile. The quoted market price of an investee's shares may not be achievable for our position because of trading volumes, contractual restrictions, regulatory requirements, market impact, taxes, foreign exchange or other factors. The Transchem Warrants require additional capital if we elect to exercise them, and the expected strategic benefits of our investments may depend on actions by the investees and third parties. We evaluate these opportunities together with our operating cash needs, regulatory capital requirements and other commitments.
Key Performance Indicators
We use operating and statistical measures to evaluate our business, identify trends, formulate plans and make strategic decisions, and we believe these measures provide investors with useful supplemental information about our operating performance and trends across our business lines. These measures are operating and statistical metrics used by management to evaluate performance and are not financial measures prepared in accordance with U.S. GAAP. Beginning in the second quarter of 2026, our principal KPIs are Total Transacting Volume for Bakkt Markets and Strategic Asset Value for Bakkt Global. Following the commercial launch of Bakkt Agent products, we intend to report Monthly Active Users for Bakkt Agent. We may refine the definitions and methodologies as the underlying products and investment strategy develop. If we materially change a methodology, we expect to disclose the change, the reasons for the change and, where practicable, its effect on prior-period information.
Total Transacting Volume
Total Transacting Volume ("TTV") is the aggregate notional value of transactions processed through Bakkt's platforms during the period. TTV includes digital asset purchases and sales routed through client platforms; institutional and business-to-business payments, including cross-border stablecoin payments; peer-to-peer fiat transfers; consumer and business payments processed through our infrastructure; and other transaction activity routed through our platforms. The relationship between TTV and revenue differs by transaction type. For digital asset purchases and sales, where crypto services revenue is presented on a gross basis, the notional value of transactions is generally also recognized as revenue, with substantially offsetting crypto costs and execution, clearing and brokerage fees. For payments and transfer activity, TTV reflects the notional value of funds moved through our infrastructure, and the associated fees and spreads, rather than the notional value, are recognized as revenue. Accordingly, TTV is an operating metric of transactional activity; it is not a substitute for revenue determined in accordance with GAAP, and it does not represent profitability, assets held by the Company, or cash flow. We use TTV to monitor the scale, adoption and mix of transaction activity across our platform, and we believe TTV provides investors with useful supplemental information about the volume of activity we facilitate. Because TTV reflects gross notional transaction amounts rather than net revenue and includes transaction types with materially different revenue and margin profiles, period-over-period changes in TTV should not be viewed as indicative of changes in our net revenue or operating results.
TTV was $168.8 million for the three months ended June 30, 2026, consisting of $161.9 million of digital asset trading activity and $6.8 million of payments activity, and $410.0 million for the six months ended June 30, 2026. The six-month amount includes $241.2 million of notional traded volume reported for the first quarter of 2026. Beginning May 1, 2026, TTV includes activity processed through the payment infrastructure acquired on April 30, 2026 in connection with the acquisition of DTR. Activity of the acquired business before May 1, 2026 is not included, and prior periods have not been recast.

Digital asset trading activity remained below the levels experienced in the corresponding periods of the prior year, resulting in lower gross digital asset services revenue, substantially offset by corresponding decreases in digital asset costs and execution, clearing and brokerage fees.
Strategic Asset Value
Strategic Asset Value ("SAV") is the aggregate value of our Bakkt Global strategic positions as reported in our consolidated balance sheet. We use SAV to monitor the value of these positions for internal capital-allocation and reporting purposes, and we believe SAV provides investors with useful supplemental information about our exposure to the equity value of these positions. SAV equals the sum of (i) the carrying value of our equity method investment in Bitcoin Japan Corporation and (ii) the fair value of our Transchem Warrant position, in each case as reported in the accompanying unaudited consolidated financial statements. Positions are included in SAV from the date of allotment or acquisition and are removed upon disposal; cash previously received or amounts receivable in connection with our investments are not included in SAV.
Because the components of SAV are measured under different accounting frameworks — the equity method for the Bitcoin Japan Corporation investment, which reflects our share of the investee's book value on a one-quarter lag and is not marked to market, and fair value under ASC 820 for the Transchem Warrants, which reflects, among other inputs, a discount for lack of marketability — SAV does not represent the aggregate market value of the underlying shares, current liquidation value, net asset value, revenue, income or cash flow, and does not deduct taxes or transaction costs. The quoted market prices of the investees' listed shares may differ, in either direction, from the values at which our positions are carried, and actual realizable value may differ materially from SAV.
SAV was approximately $118.6 million as of June 30, 2026, consisting of the $10.6 million carrying value of our equity method investment in Bitcoin Japan Corporation and the $107.9 million fair value of our Transchem Warrant position.
Monthly Active Users
We intend to report Monthly Active Users (“MAUs”) as an additional key performance indicator beginning in the second half of 2026. A Monthly Active User is a unique end user completing at least one qualifying activity in an applicable Bakkt Agent-powered product during the calendar month, such as payments, transfers, card transactions, account funding, digital asset transactions or the use of agentic financial services delivered through a client application. A user is counted once per client application per month, regardless of the number of activities or products used within that application. An end user who transacts through more than one client application would be counted once for each application. MAUs will include end users of client applications built on Bakkt Agent as well as users of the Company’s own Agent-powered offerings. MAUs measure reach and adoption; they do not measure revenue or profitability, and revenue associated with an individual user varies by product and client arrangement. We do not report MAUs for the current period because partner products had not yet begun generating qualifying activity as of June 30, 2026; we will present the definition and methodology in effect when reporting begins.

Results of Operations
The following table is our consolidated statements of operations for the three and six months ended June 30, 2026 and June 30, 2025, respectively (in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025

Crypto services revenue	$170,149	$568,103	$413,742	$1,633,859
Total revenues and gains from operations	170,149	568,103	413,742	1,633,859
Operating expenses:
Crypto costs	167,938	561,074	407,908	1,615,709
Execution, clearing and brokerage fees	1,318	4,139	3,298	11,832
Compensation and benefits	6,958	10,169	13,560	17,956
Professional services	7,194	4,028	14,939	9,198
Technology and communication	1,700	1,345	3,487	3,301
Selling, general and administrative	2,330	3,271	4,692	6,767
Depreciation and amortization	1,052	154	1,118	374
Impairment of long-lived assets	1,246	—	1,246	—
Restructuring expenses	—	—	—	228
Other operating expenses	26	44	31	52
Total operating expenses	189,762	584,224	450,279	1,665,417
Operating loss from continuing operations	(19,613)	(16,121)	(36,537)	(31,558)
Interest income (expense), net	547	(53)	732	568
Change in fair value of warrant liability	1,416	(8,604)	6,116	23,644
Change in fair value of Transchem Warrant	98,496	—	98,496	—
Other income (expense), net	284	(2,038)	906	(34)
Income (loss) from continuing operations before income taxes and equity in net earnings of affiliates	81,130	(26,816)	69,713	(7,380)
Income tax expense	(5)	(76)	(18)	(126)
Net income (loss) before equity in net earnings of affiliates	81,125	(26,892)	69,695	(7,506)
Income (loss) from equity method investment	(283)	—	(504)	—
Net loss (income) from continuing operations	$80,842	$(26,892)	$69,191	$(7,506)
Three Months Ended June 30, 2026 compared to Three Months Ended June 30, 2025
Financial Summary
The three months ended June 30, 2026 included the following notable items relative to the three months ended June 30, 2025:
•Revenue decreased $398.0 million primarily driven by a decrease in crypto trading volume compared to the prior year second quarter; and
•Operating expenses decreased $394.5 million primarily driven by lower crypto trading costs in connection with lower crypto trading volume compared to the prior year second quarter.
Revenue
Revenues are derived from the provision of digital asset services. We earn revenue when consumers use our services to buy, sell, and store digital assets. Substantially all of our Crypto services revenue is transaction revenue from digital asset buy/sell trades where we earn a spread on both legs of the transaction (reported gross).
Crypto Services Revenue

($ in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	$ Change	% Change
Crypto services	$170,149	$568,103	$(397,954)	(70.0%)
Crypto services revenue decreased by $398.0 million, or 70.0%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily driven by decreased crypto trading volume primarily driven by the loss of Webull and Public as clients, as well as broader market volume reductions compared to the prior year second quarter.
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
Crypto Costs

($ in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	$ Change	% Change
Crypto costs	$167,938	$561,074	$(393,136)	(70.1%)
Crypto costs represent the gross value of crypto sold by our customers on our platform. These costs are measured at the executed price at the time of the trade. Crypto costs decreased by $393.1 million, or (70.1%), for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. This decrease was primarily driven by decreased crypto trading volume.
Execution, Clearing and Brokerage Fees

($ in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	$ Change	% Change
Execution, clearing and brokerage fees	$1,318	$4,139	$(2,821)	(68.2%)
Execution, clearing and brokerage fees primarily represent payments to clients in exchange for driving order flow to our platform. Execution, clearing and brokerage fees decreased by $2.8 million during the three months ended June 30, 2026. The decrease reflects decreased crypto transaction volume as described above.

Compensation and Benefits

($ in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	$ Change	% Change
Compensation and benefits	$6,958	$10,169	$(3,211)	(31.6%)
Compensation and benefits expense include all salaries and benefits, compensation for contract labor, incentive programs for employees, payroll taxes, share-based and unit-based compensation and other employee related costs.
We have restructured our personnel to reduce headcount and adjusted our expense base to better align with our operational priorities and business strategy, as well as our integration of DTR.
Compensation and benefits decreased by $3.2 million, or 31.6%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily due to decreases of $3.9 million in non-

cash compensation, partially offset by a $0.5 million increase in non-development contract labor and a $0.2 million increase salaries and wages, benefits and payroll tax.
Professional Services

($ in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	$ Change	% Change
Professional services	$7,194	$4,028	$3,166	78.6%
Professional services expense includes fees for accounting, legal and regulatory fees. Professional services increased by $3.2 million, or 78.6%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily due to an increase of $3.9 million in consulting and advisory fees and a $0.3 million increase in legal fees, mainly in relation to strategic and transformational initiatives, partially offset by a $1.0 million decrease in audit and tax fees.
Technology and Communication

($ in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	$ Change	% Change
Technology and communication	$1,700	$1,345	$355	26.4%
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
Technology and communications expense increased by $0.4 million, or 26.4%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily due to an increase of $0.2 million in business licenses and registration fees, and an increase of $0.1 million in software as a service (SaaS) costs.
Selling, General and Administrative

($ in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	$ Change	% Change
Selling, general and administrative	$2,330	$3,271	$(941)	(28.8%)
Selling, general and administrative expenses include marketing, advertising, business insurance, rent and occupancy, bank service charges, dues and subscriptions, travel and entertainment, rent and occupancy, and other general and administrative costs. Our marketing activities primarily consist of conferences and user events, and brand-building activities. Selling, general and administrative expenses do not include any headcount cost, which is reflected in the compensation and benefits financial statement line item.
Selling, general and administrative costs decreased by $0.9 million, or 28.8%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The decrease was primarily due to a $0.5 million reduction in insurance expense, a $0.3 million reduction in occupancy expense, a $0.2 million reduction in Board of Directors expenses and a $0.2 million reduction in dues and subscriptions, partially offset by a $0.3 million increase in travel and entertainment costs.

Depreciation and Amortization

($ in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	$ Change	% Change
Depreciation and amortization	$1,052	$154	$898	583.1%
Depreciation and amortization expense consists of amortization of intangible assets from business acquisitions and internally developed software and depreciation of purchased software and computer and office equipment over their estimated useful lives. Depreciation and amortization increased by $0.9 million, or 583.1%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025. The increase was primarily due to amortization of intangible assets we recognized in the second quarter of 2026 from the acquisitions of DTR and Gyzer.
Impairment of long-lived assets

($ in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	$ Change	% Change
Impairment of long-lived assets	$1,246	$—	$1,246	n/m
During the three months ended June 30, 2026, we recognized a $1.2 million impairment charge related to the decision to the decision to cease further development of certain internally developed software.
Gain (loss) from Change in Fair Value of Warrant Liability

($ in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	$ Change	% Change
Gain (loss) from change in fair value of warrant liability	$1,416	$(8,604)	$10,020	n/m
We recorded a gain of $1.4 million during the three months ended June 30, 2026 for the change in fair value on the revaluation of our warrant liabilities associated with our public warrants and the Class 1 and Class 2 warrants. We recorded a loss of $(8.6) million during the three months ended June 30, 2025 for the change in fair value on the revaluation of our warrant liability associated with our public warrants. These are non-cash losses and gains which are driven by fluctuations in the market price of our public warrants and valuation of our Class 1 and Class 2 warrants.
Change in fair value of Transchem Warrants

($ in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	$ Change	% Change
Change in fair value of Transchem warrants	$98,496	$—	$98,496	n/m

During the three months ended June 30, 2026, we invested in a subscription allotment for Transchem Warrants that we account for at fair value. During the three months ended June 30, 2026, we recognized a gain from the change in the fair value of the Transchem Warrants relative to the day one subscription payment.

Other (Expense) Income, net

($ in thousands)	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	$ Change	% Change
Other (expense) income, net	$284	$(2,038)	$2,322	n/m
Other (expense) income, net primarily consists of non-operating gains and losses. During the three months ended June 30, 2026, we had other income of $0.3 million primarily related to $0.3 million of realized income from the

Derivative asset. During the three months ended June 30, 2025, we had other expenses of $2.0 million primarily related to the $3.4 million net loss on the sale of Bakkt Trust in May 2025 and foreign currency translation.
Six Months Ended June 30, 2026 compared to Six Months Ended June 30, 2025
Financial Summary
The six months ended June 30, 2026 included the following notable items relative to the six months ended June 30, 2025:
•Revenue decreased $1,220.1 million primarily driven by a significant decrease in Crypto services revenue resulting from a decrease in trading volume primarily as a result of the loss of Webull and Public as clients; and
•Operating expenses decreased $1,215.1 million primarily driven by decreased crypto trading costs in conjunction with decreased crypto service revenue.
Crypto Services Revenue

($ in thousands)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	$ Change	% Change
Crypto services	$413,742	$1,633,859	$(1,220,117)	(74.7%)
Crypto services revenue decreased by $1,220.1 million, or 74.7%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily driven by decreased crypto trading volume primarily driven the loss of Webull and Public as clients, as well as broader market volume reductions compared to the first half of 2025.
Crypto Costs

($ in thousands)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	$ Change	% Change
Crypto costs	$407,908	$1,615,709	$(1,207,801)	(74.8%)
Crypto costs decreased by $1,207.8 million, or 74.8%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. This decrease was primarily driven by decreased crypto trading volume.
Execution, Clearing and Brokerage Fees

($ in thousands)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	$ Change	% Change
Execution, clearing and brokerage fees	$3,298	$11,832	$(8,534)	(72.1%)
Execution, clearing and brokerage fees decreased $8.5 million, or 72.1%, during the six months ended June 30, 2026 relative to the same period in the prior year. The decrease reflects decreased Crypto trading volume.
Compensation and Benefits

($ in thousands)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	$ Change	% Change
Compensation and benefits	$13,560	$17,956	$(4,396)	(24.5%)

Compensation and benefits decreased by $4.4 million, or 24.5%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily due to decreases of $4.2 million in non-cash compensation, partially offset by an increase of $0.5 million in recruitment expenses compared to the same period last year.
Professional Services

($ in thousands)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	$ Change	% Change
Professional services	$14,939	$9,198	$5,741	62.4%
Professional services increased by $5.7 million, or 62.4%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily due to a $3.7 million increase in consulting and advisory services and a $2.8 increase in legal fees, mainly in relation to strategic and transformational initiatives, partially offset by a $0.7 million reduction in audit and tax fees.
Technology and Communication

($ in thousands)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	$ Change	% Change
Technology and communication	$3,487	$3,301	$186	5.6%
Technology and communications expense increased by $0.2 million, or 5.6%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily due to a $0.4 million increase in business licenses and registration fees, partially offset by $0.2 of reductions in internet access and hosting fees.
Selling, General and Administrative

($ in thousands)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	$ Change	% Change
Selling, general and administrative	$4,692	$6,767	$(2,075)	(30.7%)
Selling, general and administrative costs decreased by $2.1 million, or 30.7%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The decrease was primarily due to a $1.0 million decrease in occupancy cost and $1.0 million decrease in insurance cost.
Depreciation and Amortization

($ in thousands)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	$ Change	% Change
Depreciation and amortization	$1,118	$374	$744	198.9%
Depreciation and amortization increased by $0.7 million, or 198.9%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025. The increase was primarily due to amortization of intangible assets we recognized in the second quarter of 2026 from the acquisitions of DTR and Gyzer.
Gain from Change in Fair Value of Warrant Liability

($ in thousands)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	$ Change	% Change
Gain from change in fair value of warrant liability	$6,116	$23,644	$(17,528)	n/m

We recorded a gain of $6.1 million during the six months ended June 30, 2026 for the change in fair value on the revaluation of our warrant liabilities associated with our public warrants and Class 1 and Class 2 warrants. We recorded a gain of $23.6 million during the six months ended June 30, 2025 for the change in fair value on the revaluation of our warrant liabilities. These are non-cash gains and are driven by fluctuations in the market price of our public warrants and valuation of our Class 1 and Class 2 warrants.
Change in fair value of Transchem Warrants

($ in thousands)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	$ Change	% Change
Change in fair value of Transchem Warrants	$98,496	$—	$98,496	n/m
During the six months ended June 30, 2026, we invested in a subscription allotment for Transchem Warrants that we account for at fair value. During the six months ended June 30, 2026, we recognized a gain from the change in the fair value of the Transchem Warrants relative to the day one subscription payment.

Other Income, net

($ in thousands)	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	$ Change	% Change
Other income, net	$906	$(34)	$940	n/m
Other income, net primarily consists of non-operating gains and losses. During the six months ended June 30, 2026, we recognized income, net, of $1.3 million in gains and changes in value connected to settlements of derivative assets, partially offset by $0.5 million of sublease commission expense associated with a lease extinguishment. During the six months ended June 30, 2025, other income was flat, as the net gain of approximately $1.8 million on the assignment of our New York office lease and $0.5 million of sublease income on our Alpharetta headquarters was offset by the $2.3 million loss on sale of Bakkt Trust.
Liquidity and Capital Resources
As of June 30, 2026, we had $50.0 million and $0.7 million of cash and cash equivalents and restricted cash, respectively. Cash and cash equivalents consist of cash deposits at banks and money market funds. Restricted cash is held to satisfy certain minimum capital requirements pursuant to regulatory requirements, or as collateral for insurance contracts.
In February 2026, we raised gross proceeds of approximately $48.1 million in connection with issuance of shares of Common Stock and the 2026 Pre-Funded Warrants in a registered direct offering (the "RDO").
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
We intend to use our unrestricted cash for working capital and general corporate purposes, including, but not limited to funding our regulatory capital requirements, compensating balance arrangements and other similar commitments, each of which is subject to change, and as available (i) activate new digital asset clients, (ii) maintain our product development efforts, and (iii) optimize our technology infrastructure and operational support. We continue to evaluate our headcount and expense base. In forecasting the Company's expectation of cash needs for the initial going concern evaluation, the Crypto services revenue growth projections exclude activation of new clients or products currently not live on Bakkt's platform as of the date of release of these consolidated financial statements. In addition, we may in the future enter into arrangements to acquire or invest in complementary businesses, services, technologies or intellectual property rights. However, except with respect to our acquisition of DTR, we have no agreements or commitments with respect to any such acquisitions or investments at this time. Management believes that the Company's cash and cash equivalents will be sufficient to fund Bakkt's operations for 12 months from the date of these financial statements are issued.
Our future cash requirements will depend on many factors, including our revenue growth rate, the timing and extent of overhead, sales and marketing expenditures to support projected growth, our ability to limit our software development investments to features and functionality with a clear line of sight to revenue generation, and our ability to retain our clients.
The following table summarizes our cash flows for the periods presented (in thousands):

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net cash used in operating activities	$(26,910)	$(95,929)
Net cash (used in) provided by investing activities	$(12,437)	$4,369
Net cash provided by financing activities	$67,232	$21,264
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
Net cash flows used in operating activities of $26.9 million for the six months ended June 30, 2026 was primarily driven by the net income of $69.2 million, adjusted for the $97.8 million non-cash change the fair value of the Transchem Warrant and derivative asset, a $6.1 million non-cash gain resulting from the change in warrant liabilities and a $5.9 million increase in customer funds payable, partially offset by cash outflows resulting from the change in our operating assets and liabilities of $7.3 million, a non cash long-lived asset impairment loss of $1.2 million, depreciation and amortization of $1.1 million, and $4.7 million of non-cash compensation expense.
Net cash flows used in operating activities of $95.9 million for the six months ended June 30, 2025 was primarily related to cash outflows resulting from a $67.2 million decrease in customer funds payable, a $2.4 million reduction in our net operating assets and liabilities (excluding customer funds payable), and $26.4 million of net operating cash expenses.
Investing Activities
Net cash flows used in investing activities of $12.4 million for the six months ended June 30, 2026 primarily consisted of $2.0 million of capitalized costs of internally developed software for our technology platforms, $3.2 million of cash consideration for the acquisition of DTR, $9.4 million of cash consideration for the Transchem Warrant subscription, partially offset by $2.7 million of proceeds from the Derivative asset.
Net cash flows provided by investing activities of $4.4 million for the six months ended June 30, 2025 primarily consisted of proceeds from the sale of Bakkt Trust.
Financing Activities
Net cash flows provided by financing activities of $67.2 million during the six months ended June 30, 2026 primarily consisted of $67.1 million of net proceeds from the issuance of Common Stock and 2026 Pre-Funded Warrants in the RDO and under our ATM Program and $0.5 million of proceeds for stock option exercises, slightly offset by $0.3 million in tax withholding payments for vested equity awards.
Net cash flows provided by financing activities of $21.3 million during the six months ended June 30, 2025 primarily consisted of $23.8 million in proceeds from the issuance of convertible debentures, slightly offset by tax withholding payments of $1.7 million for vested equity awards and $0.8 million in financing fees related to the convertible debenture issuance.

Contractual Obligations and Commitments
The following is a summary of our significant contractual obligations and commitments as of June 30, 2026 (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Purchase obligations(1)	$2,160	$—	$—	$—	$2,160
Future minimum operating lease payments	43	33	—	—	76
Total contractual obligations	$2,203	$33	$—	$—	$2,236
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
The following table presents a reconciliation of net income (loss) from continuing operations, the most directly comparable GAAP operating performance measure, to our Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net income (loss) from continuing operations	$80,842	$(26,892)	$69,191	$(7,506)
Depreciation and amortization	1,052	154	1,118	374
Interest (income) expense, net	(547)	53	(732)	(568)
Income tax expense	5	76	18	126
EBITDA	81,352	(26,609)	69,595	(7,574)
Share-based and unit-based compensation expense	1,892	5,791	4,697	8,857
Change in fair value of warrant liability	(1,416)	8,604	(6,116)	(23,644)
Change in fair value of Transchem Warrant	(98,496)	—	(98,496)	—
Impairment of long-lived assets	1,246	—	1,246	—
Transaction-related advisory fees	3,625	—	3,625	—
Restructuring expenses	—	—	—	228
Gain on lease assignment	—	—	—	(1,755)
Loss on sale of Bakkt Trust	—	2,307	—	2,307
Debt issuance cost	—	87	—	87
Adjusted EBITDA loss	$(11,797)	$(9,820)	$(25,449)	$(21,494)
Adjusted EBITDA loss for the three months ended June 30, 2026 increased by $2.0 million or 20.1% as compared to the three months ended June 30, 2025 primarily due to a decrease of $2.0 million in crypto services revenue net of crypto cost and execution and brokerage fees, a $0.7 million increase in salaries and contract labor, and a $0.3 million loss from an equity method investment that did not occur in the prior period, partially offset by a $0.9 million reduction in selling, general and administrative expenses.

Adjusted EBITDA loss for the six months ended June 30, 2026 increased by $4.0 million or 18.4% as compared to the six months ended June 30, 2025 mainly due to a decrease of $3.8 million in crypto service revenue net of crypto cost and execution, clearing and brokerage fees, a $2.1 million increase in professional services expenses, and a $0.5 million loss from an equity method investment that did not occur in the prior period, partially offset by a $2.1 million reduction in selling, general and administrative expenses and $1.3 million of net realized income from the Derivative asset.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2026, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

On December 15, 2025, the Company filed a complaint in the Superior Court of the State of Delaware (the "Court") against Project Labrador Holdco, LLC (“Roman”) in connection with the closing of Roman’s acquisition of the Company’s Loyalty Business. Subsequently, on February 6, 2026, the Company amended its complaint following additional amounts becoming due. The Company is seeking approximately $10 million and attorneys’ fees in connection with breaches of the Loyalty Business purchase agreement. On February 27, 2026, Roman filed counterclaims alleging its entitlement to indemnification and damages up totaling $19 million.
The Company filed a motion for judgment on the pleadings on April 10, 2026, which was granted on June 12, 2026. Thereafter, on June 19, 2026, Roman filed a motion for re-argument, which the Company responded to in opposition on June 26, 2026. On July 7, 2026, the Court denied Roman's motion for re-argument. On August 6, 2026, Roman filed a notice of appeal in the Supreme Court of the State of Delaware, seeking to overturn the Court's decision granting the Company's motion for judgment on the pleadings and the Court's denial of Roman's motion for re-argument. Briefing is underway.
The results of any litigation cannot be predicted with certainty, and an unfavorable resolution in any legal proceedings could materially affect our future business, results of operations, or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors. For additional information regarding our ongoing legal proceedings, refer to Note 17 Commitments and Contingencies in our unaudited consolidated financial statements included in this Report.

Item 1A. Risk Factors.

There have been no material changes from the risk factors previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as supplemented by the risk factors previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

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

Bakkt, Inc.

Date: August 10, 2026	By:	/s/ Akshay Naheta
Akshay Naheta
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: August 10, 2026	By:	/s/ Karen Alexander
Karen Alexander
Chief Financial Officer (Principal Financial Officer)