Form 10-Q
period 2026-09-30
Bakkt, Inc.
filed 2026-11-09
CIK 1820302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
As of October 30, 2026, there were 45,126,712 shares of the registrant’s Class A Common Stock, 1,153,200 Class 1 warrants and 864,650 Class 2 warrants issued and outstanding.

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
This Report contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. You can identify forward-looking statements because they contain words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would,” the negative of such terms, and other similar expressions that are intended to identify forward-looking statements. These forward-looking statements are based on management’s current expectations, assumptions, hopes, beliefs, intentions and strategies regarding future events and are based on currently available information as to the outcome and timing of future events. We caution you that these forward-looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our control, incident to our business. Forward-looking statements in this Report may include, for example, statements about:
•future financial and operational performance, including trends in digital asset services revenue and trading volumes;
•expansion and adoption of Bakkt Markets, Bakkt Agent and Bakkt Global;
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
•development, launch and scalability of our products and platform capabilities, including payment infrastructure and artificial intelligence enabled solutions;
•our liquidity, capital resources and ability to raise capital, including through equity offerings;
•our cost structure, operating efficiency and capital allocation initiatives;
•industry growth and adoption of digital assets, stablecoins, tokenization and related technologies;
•regulatory developments affecting digital assets, payments and stablecoins; and
•our business strategy and competitive positioning.
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
•fluctuations in the value and liquidity of the Company’s strategic investments, including its Transchem warrants and investment in Bitcoin Japan Corporation, restrictions on transfer or monetization, additional funding requirements upon exercise of warrants, and the Company’s ability to realize the anticipated benefits of those investments;
•the price of digital assets, including Bitcoin;
•risks associated with operating in the digital asset industry, including price volatility, limited liquidity and trading volumes, relative anonymity, potential widespread susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges and other risks inherent in its entirely electronic, virtual form and decentralized network;
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
•the loss of access to or theft or data loss of the Company’s or its customers' digital assets, which could be unrecoverable due to the immutable nature of blockchain transactions; if the Company elects to hold its or its customers' digital assets through a third-party custodian, the loss of direct control over those digital assets and dependence on the custodian’s security practices and operational integrity which may lead to the loss of those digital assets as a result of the insolvency of the custodian, theft by employees or insiders of the custodian or if the custodian’s security measures are compromised, including as a result of a cyber-attack;
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
•the Company’s ability to maintain the listing of its securities on the New York Stock Exchange; and
•other risks and uncertainties indicated in the Company’s filings with the Securities and Exchange Commission, including its most recent Annual Report on Form 10-K for the year ended December 31, 2025, as supplemented by the risk factors previously disclosed in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

PART I—FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements (Unaudited).

Bakkt, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	As of September 30, 2026 (Unaudited)	As of December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$36,572	$26,962
Restricted cash	749	575
Customer funds	16,017	14,662
Investments	375	235
Accounts receivable, net	8,132	12,070
Prepaid insurance	2,859	2,749
Other current assets	13,638	14,947
Total current assets	78,342	72,200
Property, equipment and software, net	2,662	1,660
Goodwill	154,885	64,658
Intangible assets	21,718	5,550
Equity method investment	10,434	11,149
Derivative asset	—	3,352
Transchem warrants	134,755	—
Other assets	7,470	4,219
Total assets	$410,266	$162,788
Liabilities and Equity
Current liabilities:
Accounts payable and accrued liabilities	$9,299	$14,876
Customer funds payable	16,017	14,662
Deferred revenue, current	—	789
Other current liabilities	66	2,703
Total current liabilities	25,382	33,030
Warrant liabilities	9,881	16,732
Other noncurrent liabilities	5,206	244
Total liabilities	40,469	50,006
Commitments and contingencies (Note 17)
Class A Common Stock ($0.0001 par value, 560,000,000 shares authorized, 45,109,234 and 25,523,039 shares issued and outstanding as of September 30, 2026 and December 31, 2025), respectively.	4	3
Additional paid-in capital	1,190,391	1,017,004
Accumulated other comprehensive income	1,131	947
Accumulated deficit	(821,729)	(905,172)
Total stockholders' equity	369,797	112,782
Total liabilities and stockholders' equity	$410,266	$162,788

The accompanying notes are an integral part of these consolidated financial statements.

Bakkt, Inc.
Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025

Crypto services revenue	$149,204	$402,211	$562,946	$2,036,070
Operating expenses:
Crypto costs	146,435	396,815	554,343	2,012,524
Execution, clearing and brokerage fees	1,111	3,965	4,409	15,797
Compensation and benefits	5,953	8,084	19,514	26,040
Professional services	3,754	7,364	18,692	16,562
Technology and communication	1,993	2,210	5,481	5,511
Selling, general and administrative	2,560	3,211	7,253	9,978
Depreciation and amortization	1,826	153	2,944	527
Impairment of long-lived assets	—	480	1,246	480
Restructuring expenses	—	5,107	—	5,335
Other operating expenses	6	85	36	135
Total operating expenses	163,638	427,474	613,918	2,092,889
Operating loss from continuing operations	(14,434)	(25,263)	(50,972)	(56,819)
Interest income (expense), net	385	(50)	1,117	518
Change in fair value of warrant liabilities	735	(37,187)	6,851	(13,543)
Change in fair value of Transchem warrants	26,849	—	125,345	—
Other income, net	587	40,921	1,493	40,887
Income (loss) from continuing operations before income taxes and equity in net earnings of affiliates	14,122	(21,579)	83,834	(28,957)
Income tax benefit (expense)	341	25	324	(101)
Net income (loss) from continuing operations before equity in net earnings of affiliates	14,463	(21,554)	84,158	(29,058)
Loss from equity method investment	(212)	—	(715)	—
Net income (loss) from continuing operations	14,251	(21,554)	83,443	(29,058)
Net loss from discontinued operations, net of tax	—	(1,602)	—	(8,011)
Net income (loss)	14,251	(23,156)	83,443	(37,069)

Less: Net income (loss) attributable to noncontrolling interest	—	(8,238)	—	(15,127)
Net income (loss) attributable to Bakkt, Inc.	$14,251	$(14,918)	$83,443	$(21,942)

Net income (loss) per share attributable to Class A Common Stockholders:
Basic	$0.32	$(1.15)	$2.18	$(2.50)
Diluted	$0.31	$(1.15)	$2.12	$(2.50)
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)
(Unaudited)

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net income (loss)	$14,251	$(23,156)	$83,443	$(37,069)
Currency translation adjustment, net of tax	130	(324)	185	593
Comprehensive income (loss)	14,381	(23,480)	83,628	(36,476)
Comprehensive income (loss) attributable to noncontrolling interest	—	(8,353)	—	(14,772)
Comprehensive income (loss) attributable to Bakkt, Inc.	$14,381	$(15,127)	$83,628	$(21,704)
The accompanying notes are an integral part of these consolidated financial statements.

Bakkt, Inc.
Consolidated Statements of Changes in Stockholders' Equity
(in thousands, except share data)
(Unaudited)

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Shares	$	Shares	$
Balance as of December 31, 2025	25,523,039	$3	—	$—	$1,017,004	$(905,172)	$947	$112,782
Share-based compensation	—	—	—	—	2,805	—	—	2,805
Shares issued upon vesting of share-based awards, net of tax withholding	171,270	—	—	—	(2,110)	—	—	(2,110)
Equity offerings, net of issuance costs	5,015,233	—	—	—	68,957	—	—	68,957
Currency translation adjustment, net of tax	—	—	—	—	—	—	94	94
Net loss	—	—	—	—	—	(11,650)	—	(11,650)
Balance as of March 31, 2026	30,709,542	$3	—	$—	$1,086,656	$(916,822)	$1,041	$170,878
Share-based compensation	—	—	—	—	1,892	—	—	1,892
Shares issued upon vesting of share-based awards, net of tax withholding	339,058	—	—	—	(50)	—	—	(50)
Exercise of pre-funded warrants	2,475,201	—	—	—	—	—	—	—
Stock option exercise	44,964	—	—	—	500	—	—	500
Shares issued for professional fees	125,000	—	—	—	1,125	—	—	1,125
Shares issued for fixed assets	49,261	—	—	—	500	—	—	500
Shares issued for DTR acquisition	11,316,776	1	—	—	97,550	—	—	97,551
Contingently issuable equity	—	—	—	—	1,192	—	—	1,192
Currency translation adjustment, net of tax	—	—	—	—		—	(40)	(40)
Net income	—	—	—	—	—	80,842	—	80,842
Balance as of June 30, 2026	45,059,802	$4	—	$—	$1,189,365	$(835,980)	$1,001	$354,390
Share-based compensation	—	—	—	—	1,029	—	—	1,029
Shares issued upon vesting of share-based awards, net of tax withholding	49,432	—	—	—	(3)	—	—	(3)
Currency translation adjustment, net of tax		—	—	—	—	—	130	130
Net income	—	—	—	—	—	14,251	—	14,251
Balance as of September 30, 2026	45,109,234	$4	—	$—	$1,190,391	$(821,729)	$1,131	$369,797

The accompanying notes are an integral part of these consolidated financial statements.

	Class A Common Stock		Class V Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Bakkt Stockholders' Equity	Noncontrolling Interest	Total Equity
	Shares	$	Shares	$
Balance as of December 31, 2024	6,510,885	$1	7,178,303	$1	$832,693	$(797,960)	$(841)	$33,894	$28,959	$62,853
Share-based compensation	—	—	—	—	3,343	—	—	3,343	—	3,343
Shares issued upon vesting of share-based awards, net of tax withholding	144,937	—	—	—	(906)	—	—	(906)	—	(906)
Exercise of Warrants	4	—	—	—	1	—	—	1	—	1
Exchange of Class V shares for Class A shares	529	—	(529)	—	3	—	—	3	(3)	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	14	14	15	29
Net income	—	—	—	—	—	7,710	—	7,710	8,529	16,239
Balance as of March 31, 2025	6,656,355	$1	7,177,774	$1	$835,134	$(790,250)	$(827)	$44,059	$37,500	$81,559
Share-based compensation	—	—	—	—	6,338	—	—	6,338	—	6,338
Shares issued upon vesting of share-based awards, net of tax withholding	317,687	—	—	—	(806)	—	—	(806)	—	(806)
Exchange of Class V shares for Class A shares	698	—	(698)	—	5	—	—	5	(5)	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	432	432	454	886
Net loss	—	—	—	—	—	(14,734)	—	(14,734)	(15,418)	(30,152)
Balance as of June 30, 2025	6,974,740	$1	7,177,076	$1	$840,671	$(804,984)	$(395)	$35,294	$22,531	$57,825
Share-based compensation	—	—	—	—	8,281	—	—	8,281	—	8,281
Shares issued upon vesting of share-based awards, net of tax withholding	250,977	—	—	—	(1,705)	—	—	(1,705)	—	(1,705)
Exercise of pre-funded warrants	718,098				7,181			7,181		7,181
Conversion of Debentures	1,746,552	—	—	—	17,500	—	—	17,500	—	17,500
Common Stock Issuance	6,753,627	1			62,961			62,962		62,962
Exchange of Class V shares for Class A shares	2,501	—	(2,501)	—	7	—	—	7	(7)	—
Currency translation adjustment, net of tax	—	—	—	—	—	—	(208)	(208)	(116)	(324)
Net loss	—	—	—	—	—	(14,918)	—	(14,918)	(8,238)	(23,156)
Balance as of September 30, 2025	16,446,495	$2	7,174,575	$1	$934,896	$(819,902)	$(603)	$114,394	$14,170	$128,564

The accompanying notes are an integral part of these consolidated financial statements.

Bakkt, Inc.
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Cash flows from operating activities:
Net income (loss)	$83,443	$(37,069)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,944	527
Non-cash lease expense	—	832
Share-based compensation expense	5,727	17,797
Impairment of long-lived assets	1,246	708
Loss on sale of Bakkt Trust	—	2,301
Gain on lease assignment	—	(1,755)
(Gain) loss from change in fair value of warrant liability	(6,851)	13,543
Loss on equity method investment	715	—
Loss on extinguishment of convertible debenture	—	2,617
Change in fair value of warrants and derivative asset	(124,669)	(43,350)
Professional fees paid in stock	1,125	—
Other	(666)	537
Changes in operating assets and liabilities:
Accounts receivable	2,554	(7,321)
Prepaid insurance	(110)	12
Accounts payable and accrued liabilities	(5,577)	(3,352)
Unsettled crypto trades	(1,863)	—
Due to related party	—	(2,360)
Deferred revenue	(790)	(133)
Operating lease liabilities	(552)	(3,572)
Customer funds payable	1,355	(77,505)
Assets and liabilities of businesses held for sale	—	(3,476)
Other assets and liabilities	(2,876)	(1,567)
Net cash used in operating activities	(44,845)	(142,586)
Cash flows from investing activities:
Capitalized internal-use software development costs and other capital expenditures	(2,292)	(703)
Proceeds from sale of Bakkt Trust	—	4,518
Cash received from settlement of derivative arrangement	2,677	—
Purchase of equity method investment	—	(11,472)
Purchase of investments	(139)	(5,094)
Purchase of intangible assets	—	(2,650)
Consideration for the acquisition of DTR	(3,200)	—
Consideration for the acquisition of Gyzer	(253)	—
Investment in Swan	(250)	—
Investment in Transchem warrants	(9,410)	—
Net cash used in investing activities	(12,867)	(15,401)
Cash flows from financing activities:
Proceeds from the exercise of warrants	—	1
Proceeds from exercise of pre-funded warrants	—	7,464

Withholding tax payments on net share settlements on equity awards	(280)	(3,417)
Proceeds from Common Stock issuance, net of issuance costs	—	62,961
Proceeds from Equity offerings	69,604	—
Cash paid for equity offerings	(2,541)	—
Exercise of stock options	500	—
Proceeds from borrowings on revolving credit facility	—	5,000
Repayments on revolving credit facility	—	(5,000)
Repayment of convertible debenture	—	(7,875)
Proceeds from issuance of convertible debentures, net of issuance costs	—	22,220
Net cash provided by financing activities	67,283	81,354
Effect of exchange rate changes	185	592
Net increase (decrease) in cash, cash equivalents, restricted cash, customer funds and deposits	9,756	(76,041)
Cash, cash equivalents, restricted cash, customer funds and deposits at the beginning of the period	44,902	153,746
Cash, cash equivalents, restricted cash, customer funds and deposits at the end of the period	$54,658	$77,705
Supplemental disclosure of cash flow information:
Non-cash operating lease right-of-use asset acquired	$82	$—
Supplemental disclosure of non-cash investing and financing activity:
Non-cash acquisition consideration	$103,661	$—
Reconciliation of cash, cash equivalents, restricted cash, customer funds and deposits to consolidated balance sheets:
Cash and cash equivalents	$36,572	$58,319
Restricted cash	749	6,117
Customer funds	16,017	11,061
Deposits (Note 7)	1,320	2,208
Total cash, cash equivalents, restricted cash, customer funds and deposits	$54,658	$77,705

The accompanying notes are an integral part of these consolidated financial statements.

Bakkt, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1.Organization and Description of Business
Bakkt, Inc. (“Bakkt” or the “Company”) provides software and application programming interface products, services, and infrastructure to companies focused on digital asset transactions.
Unless the context otherwise provides, “we,” “us,” “our,” “Bakkt,” the “Company” and like terms refer to Bakkt, Inc. and its subsidiaries, including Bakkt Opco Holdings, LLC ("Opco").

Description of Business
Bakkt provides, or is working to provide, simplified solutions focused in the following areas:
•Trading. Bakkt’s platform provides customers with the ability to buy, sell and store digital assets via application programming interfaces or an embedded web experience. The Company enables clients in various industries to provide their customers with the ability to transact in digital assets directly in their trusted environments. Bakkt currently facilitates transactions in the digital assets listed in the table below.

Digital Asset	Symbol
Aave	AAVE
Cardano	ADA
Algorand	ALGO
ApeCoin	APE
Arbitrum	ARB
Cosmos	ATOM
Avalanche	AVAX
Basic Attention Token	BAT
Bitcoin Cash	BCH
Binance Coin	BNB
Bonk	BONK
Bitcoin	BTC
Compound	COMP
Curve DAO	CRV
Dogecoin	DOGE
Polka Dot	DOT
Ethereum Classic	ETC
Ethereum	ETH
Filecoin	FIL
Gala	GALA
The Graph	GRT
Hedera Hash Graph	HBAR
Internet Computer Protocol	ICP
Lido DAO	LDO
Chainlink	LINK
Litecoin	LTC
NEAR Protocol	NEAR
Nexo	NEXO
Optimism	OP
Pepe Coin	PEPE
Polygon Ecosystem Token	POL
Pump	PUMP
The Sandbox	SAND
Shiba Inu	SHIB
Solana	SOL
Sui	SUI
Celestia	TIA
Toncoin	TON
TRUMP	$TRUMP
Tron	TRX
Uniswap	UNI
USD Coin	USDC
Tether	USDT
Dog Wif Hat	WIF
Stellar	XLM
Ripple	XRP

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
BFS holds a New York State virtual currency license (commonly referred to as a "BitLicense") and money transmitter licenses from all states throughout the United States (“U.S.”) where such licenses are required for the operation of its business, and is registered as a money services business with the Financial Crimes Enforcement Network of the United States Department of the Treasury.
As of September 30, 2026, the Company offered digital asset services in the U.S., Latin America, Europe, and Asia.
2.Summary of Significant Accounting Policies
The Company's accounting policies are as set forth in the notes to its Annual Report on Form 10-K for the year ended December 31, 2025 (the "Form 10-K").
Basis of Presentation
The accompanying unaudited interim consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In addition, certain reclassifications of amounts previously reported have been made to the accompanying consolidated financial statements in order to conform to current presentation.
In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or for any other future annual or interim period. These unaudited interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes thereto included in the Form 10-K.

Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management bases its estimates and assumptions on historical experience and various judgments that it believes to be reasonable under the circumstances. The significant estimates and assumptions that affect the financial statements may include, but are not limited to, those that are related to going concern, income tax valuation allowances, useful lives and fair value of intangible assets and property, equipment and software, fair value of financial assets and liabilities, determining provision for doubtful accounts, valuation of acquired tangible and intangible assets, the impairment of intangible and long-lived assets and goodwill, issued warrants, and fair market value of stock-based awards. Actual results and outcomes may differ from management’s estimates and assumptions and such differences may be material to the Company's consolidated financial statements.

Issued Warrants
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives or liabilities. For issued warrants that do not meet the definition of a liability under U.S. GAAP and are indexed to the Company’s own stock and classified in stockholders’ equity under U.S. GAAP, the warrants are recorded at fair value at the date of issuance and are not subsequently remeasured. The Pre-Funded Warrants issued in February 2026 met these criteria and were recorded as a component of additional paid-in capital within stockholders' equity.
Investment in Transchem Warrants (Warrant Assets)
Management evaluated the Transchem Warrants under U.S. GAAP and concluded they do not meet the definition of a derivative because the net settlement criterion is not satisfied (the Transchem Warrants contain no contractual net settlement provision, no market mechanism exists to net-settle the instrument, and the underlying Transchem shares are not readily convertible to cash during the applicable statutory lock-in period given the regulatory restrictions on transfer and the limited trading volume of Transchem's listed shares). Accordingly, the Transchem Warrants are accounted for as an equity investment under U.S. GAAP. The Company has irrevocably elected the fair value option under U.S. GAAP, with changes in fair value recognized each reporting period in the consolidated statements of operations. The unfunded 75% of the exercise price is not recorded as a liability and is instead disclosed as a funding commitment (refer to Note 17, Commitments and Contingencies).
Segments
Bakkt has one operating and reportable segment. Operating segments are defined as components of an enterprise about which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”), who is the Company's Chief Executive Officer, in deciding how to allocate resources and assessing performance.
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
Bakkt management determined that the Loyalty Business met the criteria for classification as held for sale and a discontinued operation as of September 30, 2025. This determination was based on management’s commitment to a formal plan to sell the business, the significance of the business to the Company's historical operations, and the expectation that the sale represented a strategic shift that would have a major effect on the Company's operations and financial results, and would result in the elimination of the operations and cash flows of the Loyalty Business from ongoing operations. As such, the results of operations, financial position, and cash flows of the Loyalty Business have been reclassified and are presented as discontinued operations for the quarter and the nine months ended September 30, 2025. The related operating results, including any gains or losses on the sale, are reported separately from continuing operations in the consolidated statements of operations for all periods presented. Refer to Note 3, Discontinued Operations, for additional details.

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
Evaluation in conjunction with the issuance of the September 30, 2026 unaudited consolidated financial statements
Since inception, the Company has consumed cash in excess of cash inflows from operations and fundraising. The Company’s accumulated deficit totaled $821.7 million as of September 30, 2026. Due to ongoing losses, the Company has been working to optimize capital allocation and reduce cash expenses since the fourth quarter of 2022.
Significantly expanding Bakkt's revenue base is critical to the Company’s strategic plan to be able to generate a sustainable operating profit. There is significant uncertainty associated with Bakkt's projected cash flows in the Company's going concern analysis primarily related to the revenue growth rates for its expansion to new products, as well as the growth of its revenue base, given the uncertain and rapidly evolving environment associated with digital assets. In forecasting the Company's expectation of cash needs for the going concern evaluation, cash flow forecasts exclude anticipated revenue from prospective products not yet operational on the Bakkt platform. These forecasts are based on projected transaction volumes for existing live products, pipeline opportunities, products in which the infrastructure has been completed, and the receipt of approximately $17 million expected proceeds from our pending litigation with Roman. These forecasts may be further supplemented, as needed, by anticipated proceeds from the sale of existing investments.
Historically, the Company’s sources of liquidity included cash and cash equivalents, available-for-sale securities and equity offerings. As discussed in Note 13, Stockholders' Equity, in January and February 2026 the Company raised $21.5 million through at-the-market offerings and $48.1 million through a registered direct offering of common stock and pre-funded warrants.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses, which requires disclosure of additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements but may result in expanded disclosures.
3.Discontinued Operations
Bakkt's Loyalty Business offered a full spectrum of supplier content through configurable, white-label e-commerce storefronts that end users could acquire via redemption of loyalty points. The Company's redemption catalog spanned a variety of rewards categories including travel, gift cards and merchandise, including a unique Apple product and services storefront. The travel solution offered a retail e-commerce booking platform with direct supplier integrations, as well as a U.S.-based call center for live-agent booking and servicing. The Company's platform provided a unified shopping experience that was built to seamlessly extend the Company's customers’ loyalty strategies and user experience for their loyalty programs. Bakkt's platform’s functionality included a mobile-optimized user interface, numerous configurations to support diverse program needs, promotional campaign services, comprehensive fraud protection capabilities and the ability to split payments across both loyalty points and credit cards. On July 23, 2025, the Company agreed to sell the Loyalty Business, and closed the sale on October 1, 2025. As described in Note 2, Summary of Significant Accounting Policies, the Loyalty Business is reported as a discontinued operation. The Company had a Transition Service Agreement with the Loyalty buyer whereby both parties agreed to provide services to each other. The Transition Services Agreement ended in the first quarter of 2026. The amount paid between the parties for the Transition Services Agreement for the three and nine months ended September 30, 2026, was immaterial.
As of September 30, 2026 and December 31, 2025, there were no assets and liabilities of the Loyalty Business classified as held for sale. There were no discontinued operations during the three and nine months ended September 30, 2026. The following table summarizes the results of discontinued operations for the three and nine months ended September 30, 2025 (in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Revenues:
Loyalty services revenues	$9,269	$28,202

Operating expenses:
Compensation and benefits	8,868	28,855
Professional services	48	111
Technology and communication	1,451	4,619
Selling, general and administrative	295	947
Impairment of long-lived assets	228	228
Other operating costs	165	679
Total operating expenses	11,055	35,439
Operating loss	(1,786)	(7,237)
Other income (expense), net	202	(772)
Loss before income taxes	(1,584)	(8,009)
Income tax (expense) benefit	(18)	(2)
Loss from discontinued operations	$(1,602)	$(8,011)

There were no significant non-cash operating activities for discontinued operations for the three and nine months ended September 30, 2026. The following table summarizes the significant non-cash operating activities for discontinued operations for the three and nine months ended September 30, 2025 (in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Non-cash lease expense	$137	$416
Share-based compensation expense	334	1,158
Total	$471	$1,574
4.Business Combinations and Asset Acquisitions

Distributed Technologies Research Global Ltd.
On April 30, 2026 (the "Closing Date"), Bakkt completed the acquisition of Distributed Technologies Research Global Ltd ("DTR") pursuant to a Share Purchase Agreement dated January 11, 2026 (the "Purchase Agreement") by and among Bakkt and the sellers of DTR (the "Closing"). The Company recognized goodwill from the acquisition due to the assembled, experienced workforce and anticipated growth it expects to achieve from DTR's product capabilities. The total consideration as measured at the Closing Date included $97.6 million in Class A Common Stock (the "Consideration Shares"), $1.7 million of cash paid to Akshay Naheta for the reimbursement of certain shareholder loans extended to DTR by Mr. Naheta that were outstanding immediately prior to the Closing, and $1.5 million of DTR transaction expenses Bakkt agreed to reimburse under the Purchase Agreement.
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

The preliminary allocation of purchase price to assets acquired and liabilities assumed is based on management's estimates of fair value. The determination of fair values was subject to third-party valuations and tax assessments. During the three months ended September 30, 2026, the Company recorded measurement period allocations to the preliminary purchase price for the acquisition completed during the second quarter. The adjustments resulted from obtaining valuation reports and working capital true-ups, which increased the net identifiable assets and correspondingly decreased Goodwill by $1.8 million. In accordance with ASC 805, these measurement period adjustments were recognized in the current period, and prior quarterly financial statements were not retrospectively revised. The following is a reconciliation of the fair value of consideration transferred in the acquisition to the estimated fair value of the assets acquired and liabilities assumed.

($ in thousands)	Preliminary Allocation (As Previously Disclosed)	Measurement Period Adjustments	Updated Allocation	Est. useful life
Cash and cash equivalents	$160		$160
Other current assets	458	(14)	$444
Total tangible assets acquired	618		604

Customer relationships	1,630		1,630	12 years
Developed technology	10,090		10,090	5 years
Marketing-related assets (trade name)	250		250	1 year
Non-compete agreements	4,820		4,820	2 years
Total identifiable intangible assets acquired	16,790		16,790

Accounts payable	(1,205)		(1,205)
Deferred tax liability	(2,421)	1,819	(602)
Other current liabilities	(144)		(144)
Total liabilities assumed	(3,770)		(1,951)

Total identifiable net assets acquired	13,638		15,443
Goodwill	92,032	(1,805)	90,227
Total consideration transferred	$105,670		$105,670
Goodwill of $90.2 million represents the excess of the consideration transferred over the fair value of the identifiable net assets acquired and is not expected to be deductible for income tax purposes. Goodwill is primarily attributable to DTR’s assembled workforce, expected synergies from integrating DTR’s technology into Bakkt’s platform, and other benefits that do not qualify for separate recognition as identifiable intangible assets.
The estimated fair values are as of the Closing Date. The acquired intangible assets and goodwill required the use of significant unobservable inputs including client activation forecasts, expectations about customer trading volume and frequency, customer attrition rates, and estimated useful lives of acquired technology and discount rates (level 3 inputs). The acquired customer relationships were valued using a multi-period excess earnings model. The acquired developed technology was valued using a relief from royalty method. Other assets and liabilities were carried over at their acquired costs which was not materially different than their estimated fair values.
The Closing Date fair value of the top-up consideration payable in Class A Common Stock based on future warrant exercises was estimated using a Monte Carlo simulation under a geometric Brownian motion / risk-neutral framework. The analysis incorporated 5,000,000 simulated paths, Bakkt’s Closing Date common stock price, the risk-free rate corresponding to the warrants’ remaining contractual terms, an equity volatility assumption of 150.0% based on Bakkt’s observed stock price volatility, and the specific exercise and settlement provisions of each warrant class. The Class 1 registered direct offering warrants were assumed to remain outstanding through their contractual expiration and to be exercised for cash when in the money. The Class 2 registered direct offering warrants incorporated their alternative cashless exercise feature when applicable and otherwise assumed cash exercise. The Company's publicly traded warrants were modeled based on their contractual cash exercise provisions. This fair value measurement used significant unobservable inputs and is therefore classified as Level 3 in the fair value hierarchy. The change in fair value of the top-up consideration between the Closing Date and September 30, 2026 was $0.7 million.
Revenue and net loss generated by DTR from the Closing Date through September 30, 2026 was $13.0 million and $4.5 million, respectively and is included in the Company's statements of operations.
The following unaudited pro forma financial information presents the Company's results of operations as if the acquisition of DTR had occurred on January 1, 2025. The unaudited pro forma financial information as presented below is for illustrative purposes and does not purport to represent what the results of operations would actually have been if the acquisition of DTR occurred as of the date indicated or what the results would be for any future periods. The unaudited pro forma results reflect the step-up amortization adjustments for the fair value of intangible assets acquired, acquisition-related expenses, and share-based compensation expense for newly issued restricted stock units. Proforma revenue for the three and nine months ended September 30, 2026 would be $149.2 million and $574.0 million, respectively. Proforma revenue for the three and nine months ended September 30, 2025 would be $402.2 million and $2,036.1 million, respectively. Proforma net income attributable to Bakkt, Inc. for the three and nine months ended September 30, 2026 would be $14.3 million and $81.4 million, respectively. Proforma net loss attributable to Bakkt, Inc. for the three and nine months ended September 30, 2025 would be $16.6 million and $26.6 million, respectively.
Refer to Note 11, Related Parties, for related party disclosures.
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
Management evaluated the transaction under U.S. GAAP and concluded that substantially all of the value acquired was concentrated in the Retained Individuals and that Gyzer did not include a substantive process at the Gyzer Closing Date. Accordingly, the transaction does not meet the definition of a business under U.S. GAAP and has been accounted for as an asset acquisition in accordance with U.S. GAAP, under which the cost of the transaction was accumulated and allocated to an acquired workforce intangible asset, with direct, incremental transaction costs capitalized as a component of that cost.
Total consideration transferred consisted of the following:

Component	Amount ($000's)
Cash paid to satisfy outstanding Seller loan to Gyzer	$160
Fair value of 94,595 shares of Class A Common Stock (contingently issuable, see below)	823
Fair value of warrant to purchase 50,000 shares of Class A Common Stock, exercise price $10.00 per share (contingently exercisable, see below)	369
Direct, incremental transaction costs	93
Total consideration	1,445
Net deferred tax liability assumed	333
Total consideration, including net deferred tax liability	$1,778
The stock and warrant consideration components are subject to forfeiture and will not vest (and, in the case of the warrant, will not become exercisable) unless one of the following performance conditions is achieved during the two-year period following the Gyzer Closing Date (the "performance period"): (i) $250 million in aggregate trading volume on the Company’s platform attributable to the Seller, or (ii) the volume-weighted average price of the Company’s common stock equaling or exceeding $25.00 per share for 20 consecutive trading days. If neither condition is satisfied within the performance period (as may be extended under the agreement), the unvested shares and warrant will be automatically cancelled without further consideration.
The Gyzer Closing Date fair values of the stock and warrant consideration were determined using a Monte Carlo simulation, given the market-condition-based vesting feature of both instruments. The simulation modeled 100,000 potential future paths of the Company’s stock price over the performance period using a Geometric Brownian Motion model, based on (i) a starting stock price of $8.55 per share, the closing price of the Company’s common stock on the Gyzer Closing Date, (ii) a risk-free rate of 3.92%, based on the two-year U.S. Treasury note, and (iii) an annualized volatility assumption of 105%, developed from a blend of the Company’s own observed historical stock price volatility following a change in its business strategy and ownership structure and the observed volatility of a group of guideline public companies. In each simulated path in which the $25.00 stock price hurdle was not met, the instruments were assumed to vest based on management’s estimate of the probability of achieving the $250 million trading volume threshold. The resulting values in each simulated path were discounted to present value at the risk-free rate and averaged across all paths to arrive at the acquisition-date fair value of each instrument.
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
A separate warrant to purchase up to 200,000 shares of Class A Common Stock was issued to the Seller in connection with his employment agreement as Chief Commercial Officer of the Company. Because that warrant is subject to service- and performance-based vesting and is forfeited upon termination of employment, it is accounted for as stock-based compensation under U.S. GAAP and is not included in the consideration transferred for the Gyzer acquisition. Refer to Note 14, Share-Based and Unit-Based Compensation.
5.Revenue from Contracts with Customers
Disaggregation of Revenue
The Company disaggregates Crypto Services revenue by service type as follows (in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Transaction revenue	$148,979	$402,196	$562,299	$2,036,025
Service revenue	225	15	647	45
Crypto services revenue	$149,204	$402,211	$562,946	$2,036,070
Bakkt recognized revenue from foreign jurisdictions of $35.3 million and $96.0 million for the three and nine months ended September 30, 2026 respectively, and $54.9 million and $121.9 million for the three and nine months ended September 30, 2025, respectively.
The Company has one reportable segment to which its revenues relate.
Deferred Revenue
Contract liabilities consist of deferred revenue for amounts invoiced prior to the Company meeting the criteria for revenue recognition. Bakkt invoices customers for service fees at the beginning of service performance, and such fees are recognized as revenue over time as the Company satisfies performance obligations. Contract liabilities are classified as Deferred revenue, current and Deferred revenue, noncurrent in the consolidated balance sheets. The activity in deferred revenue for the nine months ended September 30, 2026 and September 30, 2025, respectively, was as follows (in thousands):

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Beginning of the period contract liability	$789	$—
Revenue recognized from contract liabilities included in the beginning balance	(789)	—
Increases due to cash received, net of amounts recognized in revenue during the period	—	—
End of the period contract liability	$—	$—
Contract Costs
For the three and nine months ended September 30, 2026 and September 30, 2025, the Company incurred no incremental costs to obtain and/or fulfill contracts with customers.
6.Goodwill and Intangible Assets, Net
Changes in goodwill consisted of the following (in thousands):

Balance as of January 1, 2025
Goodwill	$1,579,265
Accumulated impairment	(1,511,264)
68,001

Sale of Bakkt Trust	(3,343)

Balance as of December 31, 2025
Goodwill	1,575,922
Accumulated impairment	(1,511,264)
$64,658

DTR Acquisition	90,227

Balance as of September 30, 2026
Goodwill	1,666,149
Accumulated impairment	(1,511,264)
$154,885
The Company tests goodwill for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate that the fair value of a reporting unit may be below its carrying amount. As of September 30, 2026, the Company did not identify events or changes in circumstances requiring an interim impairment test. Subsequent to September 30, 2026, the Company’s market capitalization declined below the carrying value of its stockholders’ equity. A sustained decline in the Company’s market capitalization, among other factors, could result in a non-cash impairment charge that may be material to the Company’s results of operations.

Bakkt management did not identify any indicators of impairment related to other intangible assets during the nine months ended September 30, 2026.

During the nine months ended September 30, 2026, the Company recognized goodwill in the amount of $90.2 million in connection with the acquisition of DTR.
No goodwill was allocated to the sale of the Loyalty Business based on the financial terms and conditions of the sale of that business.
During the second quarter of 2025, the Company completed the sale of Bakkt Trust. As part of the sale, approximately $3.3 million of goodwill was included in the carrying amount of Bakkt Trust upon sale and in determining the loss on sale.
On March 14, 2025, the Company's largest digital asset client, Webull Pay LLC ("Webull"), notified the Company that it would not renew its agreement with Bakkt that ended on June 14, 2025, although the Company continues to service a limited number of states under an amended agreement with Webull. Due to the significance of Webull to the Company's historical Crypto services revenue, Bakkt management determined that the non-renewal notification was a triggering event indicating a potential impairment of the Company's goodwill during the three months ended March 31, 2025. Bakkt management elected to bypass performing a qualitative assessment and proceeded directly to a quantitative impairment assessment.
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
Intangible assets consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Trademarks / trade names	Indefinite	$2,900	—	—	$2,900
Domain names	Indefinite	2,650	—	—	2,650
Customer relationships	12	1,630	57	—	1,573
Developed technology	5	10,090	841	—	9,249
Acquired workforce	2	1,778	394	—	1,384
Non compete agreements	2	4,820	1,004	—	3,816
Marketing-related assets	1	250	104	—	146
Total		$24,118	$2,400	$—	$21,718

	December 31, 2025
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Trademarks / trade names	Indefinite	$2,900	—	—	$2,900
Domain names	Indefinite	2,650	—	—	2,650
Total		$5,550	$—	$—	$5,550

7.Consolidated Balance Sheet Components
Accounts Receivable, Net
Accounts receivable, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Trade accounts receivable	$—	$98
Receivables from customers, clients and liquidity partners	1,946	4,244
Unbilled receivables	—	27
Deposits	1,320	2,703
Other receivables	5,102	5,234
Total accounts receivable	8,368	12,306
Less: Allowance for doubtful accounts	(236)	(236)
Total	$8,132	$12,070

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
Other Current Assets
Other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid expenses	$937	$2,209
Promissory note from Loyalty buyer	5,191	5,050
Advances to Loyalty buyer	6,443	7,491
Other	1,067	197
Total	$13,638	$14,947
Property, Equipment and Software, Net
Property, equipment and software, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Internal-use software	$3,272	$2,014
Other computer and network equipment	288	—
Property, equipment and software, gross	3,560	2,014
Less: accumulated amortization and depreciation	(898)	(354)
Total	$2,662	$1,660
For the three and nine months ended September 30, 2026, depreciation and amortization expense related to property, equipment and software amounted to $1.8 million and $2.9 million, of which $0.3 million and $0.5 million, respectively, related to amortization expense of capitalized internal-use software placed in service. For the nine months ended September 30, 2026, the Company recognized impairment charges of $1.2 million related to capitalized software.
For the three and nine months ended September 30, 2025, depreciation and amortization expense related to property, equipment and software amounted to $0.2 million and $0.5 million, of which $0.1 million and $0.5 million, respectively, related to amortization expense of capitalized internal-use software placed in service. During the three and nine months ended September 30, 2025, $0.5 million in impairment charges were recognized.
Equity Method Investment

Bakkt's equity method investment balances were as follows (in thousands):

	September 30, 2026	December 31, 2025
Bitcoin.co.jp	$10,434	$11,149
On August 6, 2025, the Company entered into a share purchase agreement with RIZAP Group, Inc. under which it acquired approximately 28% of the outstanding shares of Bitcoin Japan Corporation ("BJC", f.k.a., MarushoHotta Co., Ltd.), a publicly traded company listed in Tokyo for ¥1,676,551,082 ($11.5 million). As of September 30, 2026, there was no material basis differences between the carrying value of the investment and the amount of underlying equity in the net assets of BJC. Bakkt’s Chief Executive Officer is a member of the board of directors of BJC.
The Company recorded a net loss of $0.2 million and $0.7 million for the three and nine months ended September 30, 2026, respectively related to its share of net earnings of BJC. No amounts were recorded for the three and nine months ended September 30, 2025 as the Company did not acquire its ownership interest in BJC until August 2025 and recognizes its share of BJC net income (loss) on a quarter lag.
The value of Bakkt's investment in BJC based on the public trading price as of September 30, 2026 was approximately $8.2 million. Bakkt management will continue to monitor the public trading price of BJC but believes the trading price value has not been below the investment carrying value for a sufficient period of time to conclude the decline in value is other than temporary.
Other Assets
Other assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Operating lease right-of-use assets	$63	$—
Deposits with clearinghouse	159	—
Escrow deposit for sale of Loyalty	2,500	2,500
Other	4,748	1,719
Total	$7,470	$4,219
The Company accounts for digital assets it owns as indefinite-lived intangible assets and initially measures such digital assets at cost (under a first-in, first-out basis). These assets are not amortized, but are measured at fair value each reporting period with changes recognized in net income (loss). Bakkt generally holds a nominal amount of each digital asset it supports on its platform to facilitate trades and settlements, if necessary. The digital assets are reported in Other assets on the consolidated balance sheets and fair value changes are recognized in Other income (expense), net on the consolidated statements of operations. The Company's owned digital assets are typically liquidated on a daily basis during the fulfillment of customer orders and settlement with liquidity providers. Fair value changes were not material for the three and nine months ended September 30, 2026. Bakkt's owned digital assets were $3.5 million and $1.2 million as of September 30, 2026 and December 31, 2025. The Company classifies cash flows from digital assets within cash flows from operating activities.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accounts payable	$581	$3,716
Payables to clients and customers	1,651	2,464
Accrued expenses	6,417	5,990
Other	650	2,706
Total	$9,299	$14,876

Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Current maturities of operating lease liability	$41	$549
Other	25	2,154
Total	$66	$2,703
Other Noncurrent Liabilities
Other noncurrent liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Operating lease liability, noncurrent	$22	$244
DTR top-up consideration	4,253	—
Other	931	—
Total	$5,206	$244

8.Investment in Transchem Limited Warrants

On June 3, 2026 (the "Allotment Date"), Opco was allotted 47,500,000 warrants (the “Transchem Warrants”) to subscribe for equity shares of Transchem Limited (“Transchem”), an Indian company listed on the BSE Limited, on a preferential basis under the SEBI (ICDR) Regulations, 2018. The Company paid upfront subscription consideration of 25% of the total warrant issue price, or ₹18.75 per warrant (approximately $9,409,784 in the aggregate at the transaction-date exchange rate), with the remaining 75% (₹56.25 per warrant, or approximately $27.8 million in the aggregate at the September 30, 2026 exchange rate) payable only upon exercise. Each Transchem Warrant is exercisable on a 1-for-1 basis into a Transchem equity share and expires 18 months from the Allotment Date. Upon full exercise, and absent other capital changes at Transchem, the Company's holding would represent approximately 64.4% of Transchem's fully diluted equity.
For the three and nine months ended September 30, 2026, the Company recognized an unrealized gain of approximately $26.8 million and $125.3 million, respectively related to the change in fair value of the Transchem Warrants during the period in which they were held.
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
In the third quarter of 2025, the Company received conversion notices from the Investor to convert $17.5 million of the Convertible Debenture into Class A Common Stock. In total, 1,746,552 shares of Class A Common Stock were issued to the Investor with respect to the conversions. On September 15, 2025, the Company elected to redeem the remaining $7.5 million principal amount of the Convertible Debenture for cash, plus a redemption premium of $0.4 million.

10.Tax Receivable Agreement and Subsequent Reorganization
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
The exchanges were expected to result in increases in the tax basis of the tangible and intangible assets of Opco. Those increases in tax basis could have potentially reduced the amount of tax that the Company would have otherwise been required to pay in the future. Those increases in tax basis also could have potentially decreased gains (or increased losses) on future dispositions of certain capital assets to the extent tax basis was allocated to those capital assets.
The TRA provided for the payment by the Company to exchanging holders of Opco Common Units of 85% of certain net income tax benefits, if any, that the Company realized (or in certain cases was deemed to realize) as a result of these increases in tax basis related to entering into the TRA, including tax benefits attributable to payments under the TRA. This payment obligation was an obligation of the Company and not of Opco. For purposes of the TRA, the cash tax savings in income tax is computed by comparing the Company's actual income tax liability (calculated with certain assumptions) to the amount of such taxes that the Company would have been required to pay had there been no increase to the tax basis of the assets of Opco as a result of Opco having an election in effect under Section 754 of the Code for each taxable year in which an exchange of Opco Common Units for Class A Common Stock occurred and had the Company not entered into the TRA. Such change is calculated under the TRA without regard to any transfers of Opco Common Units or distributions with respect to such Opco Common Units before the exchange under the Exchange Agreement to which Section 743(b) or 734(b) of the Code applies. Prior to the Reorganization (defined in Note 13, Stockholders' Equity) on November 3, 2025, 1,063,576 Opco Common Units were exchanged for Class A Common Stock.
In connection with the Reorganization, Bakkt, Intercontinental Exchange Holdings, Inc. ("ICE") and Mr. Naheta entered into an amendment (the “TRA Amendment”) to the TRA, dated as of October 15, 2021, by and among the Company and the persons named therein, as well as a Contribution Agreement relating to their respective rights under the TRA (as amended, the “Contribution Agreement”). Pursuant to the TRA Amendment and the Contribution Agreement, ICE and Mr. Naheta agreed that they would, at closing, (i) contribute their rights under the TRA to the Company in exchange for a cash payment from the Company equal to the respective amount to which ICE and Mr. Naheta would otherwise be entitled under the TRA (as amended), (ii) Mr. Naheta would further contribute such cash payable to Mr. Naheta to the Company in exchange for shares of the Company Class A Common Stock, and (iii) ICE would further contribute such cash payable to ICE to the Company in exchange for shares of Series A Non-Voting Convertible Preferred Stock (“Preferred Stock”) of the Company, each convertible into one share of the Company Class A Common Stock (such conversion being conditional upon the expiry or termination of the waiting period (and any extension thereof, including pursuant to any timing agreement) applicable to it under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”)), and further agreed that the respective obligations of ICE and Mr. Naheta, on the one hand, and the Company, on the other hand, to transfer the foregoing cash amounts will be net-settled and offset against one another. In addition, the TRA Amendment set the discount rate to be used in calculating TRA payments to TRA holders at 18%, calculated as of the date of consummation of the Reorganization, except that for ICE and Mr. Naheta only, the value of the TRA payment was capped at the value of such payment calculated as of the date of the TRA Amendment. At the completion of the Reorganization, the Company issued 465,890 and 69,733 shares of the Company Class A Common Stock to ICE and Mr. Naheta, respectively. Total expense for the TRA settlement was $26.9 million, recorded in operating expenses within the consolidated statements of operations for the year ended December 31, 2025. The payments to TRA holders other than ICE and Mr. Naheta were $5.7 million; approximately $0.3 million remained to be paid under the TRA settlement as of September 30, 2026. The Reorganization terminated the TRA.

11.Related Parties
DTR Acquisition
Purchase Agreement
On January 11, 2026, Opco, a Delaware limited liability company and wholly owned subsidiary of the Company, entered into the Purchase Agreement by and among Opco, the Company, DTR, a private limited company incorporated in Cyprus, and Akshay Naheta ("Mr. Naheta"), pursuant to which the Company agreed to acquire all of the outstanding equity interests in DTR from Mr. Naheta and the other beneficial owners of the DTR shares (collectively, the “DTR Holders”) in exchange for the Company issuing the Consideration Shares to the DTR Holders (the “DTR Acquisition”). Mr. Naheta is Chief Executive Officer (“CEO”), President and a member of the Board. Prior to the Closing, Opco designated an indirect wholly-owned subsidiary incorporated in Cyprus, Bividen Limited (“Bividen”), as the Buyer Designee (as defined in the Purchase Agreement) pursuant to the Purchase Agreement, and Bividen replaced Opco as Buyer (as defined in the Purchase Agreement) for purposes of consummating the DTR Acquisition.
Pursuant to the terms and subject to the conditions set forth in the Purchase Agreement, on the Closing date, the Company, through Bividen, completed the DTR Acquisition. At Closing, the Company issued the Consideration Shares (an aggregate of 11,316,776 shares of Common Stock), comprised of (A) 31.5% of (i) the aggregate number of shares of Common Stock that were issued and outstanding immediately prior to the Closing plus (ii) the aggregate number of shares of the Company’s capital stock issuable upon full exercise or conversion of any options or other convertible derivative securities (which was deemed to include the Company’s outstanding pre-funded warrants) that were outstanding immediately prior to the Closing, on an as-converted basis, but excluding any outstanding warrants to purchase shares of the Common Stock, or 2,303,465 shares, less (B) the Adjustment Amount (as defined below). The aggregate number of shares of Common Stock issuable as Consideration Shares was reduced by 196,532 shares of Common Stock (the “Adjustment Amount”) pursuant to the terms of the Purchase Agreement, which such Adjustment Amount equals (x) the aggregate amount of certain shareholder loans extended to DTR by Mr. Naheta or his affiliates that were outstanding immediately prior to the Closing and (y) transaction expenses that DTR or Mr. Naheta incurred in excess of the $1.5 million of transaction expenses that the Company agreed to reimburse under the Purchase Agreement divided by (z) the volume-weighted average trading price for a share of Class A Common Stock measured over the 20 consecutive trading day period ending on and including the day immediately prior to the Closing, or $8.65.
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

Voting and Support Agreement
Pursuant to the Voting and Support Agreement, the Voting and Support Parties agreed to vote their shares of the Company’s common stock and preferred stock (including those owned beneficially) (collectively, the “Subject Shares”), in favor of the DTR Acquisition. The Voting and Support Agreement also contained restrictions on transfer of Subject Shares held by the Voting and Support Parties. The Voting and Support Agreement automatically terminated upon the Closing. As of signing of the Voting and Support Agreement, the Voting and Support Parties together beneficially owned approximately 36.1% of the Company’s outstanding shares of Common Stock.
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
Pursuant to the Commercial Agreement, DTR granted Bakkt and its affiliates a non-exclusive, non-transferable, sublicensable license for the duration of the term of the Commercial Agreement to access, display, reproduce, modify, create derivative works of, and otherwise use the DTR’s technology in certain territories; and DTR and its affiliates a non-exclusive, non-transferable, sublicensable, worldwide, right and license to display, reproduce, modify, create derivative works of, and otherwise use Bakkt solutions as needed. For each payment that was processed under the Commercial Agreement, Bakkt was entitled to a customary fee for similar types of transactions. As of April 30, 2026, no payments were made under the Commercial Agreement. The Commercial Agreement terminated upon the Closing of the Company's acquisition of DTR.
Marketing Agreement
In August 2025, the Company entered into agreements with a family member of an executive of BJC for branding and website management services and public relations and social media management services. There were no fees payable under these agreements as of September 30, 2026. We paid $0.1 million and $0.2 million under such agreements during the three and nine month periods ended September 30, 2026.
Sale of Bakkt Trust Company LLC
On March 17, 2025, Bakkt entered into an agreement with ICE whereby ICE agreed to purchase all of the outstanding equity interests of Bakkt Trust Company LLC ("Bakkt Trust") for a cash payment of $1.5 million plus the assumption of Bakkt Trust’s regulatory capital requirement, which was approximately $3.0 million as of signing, and certain operating costs of Bakkt Trust during the period between the signing of the purchase agreement and the closing of the transaction (subject to such closing). The sale of Bakkt Trust was completed on May 15, 2025. As a result of the sale, Bakkt recognized a loss of $2.3 million reflected in Other income (expense), net in the consolidated statement of operations.
In conjunction with the sale of Bakkt Trust, Bakkt and ICE entered into a transition services agreement ("TSA") whereby the Company agreed to provide certain transitional services to ICE for defined fees for a period of up to six months from closing of the sale of Bakkt Trust. Amounts billed under the TSA generally related to pass through of a portion of third-party software costs and time incurred by Bakkt employees that supported Bakkt Trust. The TSA could be terminated with six months' notice by either party for cause or by mutual agreement of the parties but expired under normal course as of December 31, 2025. Amounts billed under the TSA were generally recognized as a recovery of expenses incurred or as a component of Other income, net in the consolidated statements of operations. The TSA had expired as of the end of December 31, 2025. No amounts were owed to Bakkt under the TSA as of September 30, 2026.
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
On March 27, 2025, the Company drew down $5.0 million under ICE Credit Facility. On June 17, 2025, the Company, Opco and ICE entered into an amendment to the ICE Credit Facility to permit the issuance of a convertible debenture which has since been redeemed in full. On June 18, 2025, the Company repaid all principal and accrued interest then outstanding on the ICE Credit Facility. On July 30, 2025, the Company terminated the ICE Credit Facility and repaid all fees due thereunder through the date of termination.
The Company recognized interest expense of $0.2 million for the three and nine months ended September 30, 2025. The effective interest rate on the ICE Credit Facility as of payoff on June 18, 2025 was 16.3%.
12.Warrants
Gyzer Warrants
In connection with the acquisition of Gyzer on the Gyzer Closing Date, the Company issued certain warrants as part of the purchase consideration and compensation arrangements. As purchase consideration, the Seller received a warrant to purchase up to 50,000 shares of the Company's Class A Common Stock at an exercise price of $10.00 per share. The warrant vests upon the earlier of (i) the achievement of $250 million in aggregate trading volume attributable to the holder on the Company's platform during the applicable performance period, subject to an extension of the performance period if specified operating conditions relating to the Company's U.S. dollar payment capabilities are not satisfied within two months of the closing date, or (ii) the volume-weighted average price of the Company's Class A Common Stock equaling or exceeding $25.00 per share for 20 consecutive trading days during the performance period.

In addition, pursuant to an employment agreement entered into at closing, Gyzer's Chief Executive Officer, Daniel Ishag, received an employee warrant to purchase up to 200,000 shares of the Company's Class A Common Stock at an exercise price of $10.00 per share. Of these warrants, 30,000 shares vest based solely on continued service over a two-year period in four equal installments of 7,500 shares on each of the six-, 12-, 18-, and 24-month anniversaries of the grant date. The remaining 170,000 warrant shares vest upon the achievement of specified aggregate trading volume milestones on the Company's platform during the applicable performance period, subject to the same extension provisions related to the Company's U.S. dollar payment capabilities. The Company accounts for these warrants in accordance with the applicable guidance under U.S. GAAP based on their respective terms and conditions.

The Company evaluated the warrants issued in connection with the acquisition and related employment agreement under U.S. GAAP. The Company concluded that the warrants qualify for equity classification and recorded them at their respective grant-date fair values. The acquisition-related warrant was included as purchase consideration, while the employee warrant is recognized as share-based compensation expense over the applicable vesting period.

Pre-Funded Warrants
Pre-Funded Warrants to purchase 2,475,201 shares of Class A Common Stock were issued in connection with the Company’s registered direct offering on February 27, 2026 (the "2026 Registered Direct Offering") and were issued pursuant to a purchase agreement with a single investor (the "2026 Pre-Funded Warrants"). The 2026 Pre-Funded Warrants were exercisable at any time at the holder’s option, either through cash payment of a nominal exercise price of $0.0001 per share or on a cashless basis.
Effective April 29, 2026, the investors holding the 2026 Pre-Funded Warrants elected to exercise them in full and purchase an aggregate 2,475,201 shares of Class A Common Stock. The Company received an immaterial amount of proceeds from the exercise of the 2026 Pre-Funded Warrants.
As discussed further in Note 13, Stockholders' Equity, in connection with the Underwriting Agreement entered into on July 28, 2025, the Company issued pre-funded warrants (the “2025 Pre-Funded Warrants”) to purchase an aggregate of 746,373 shares of the Company’s Class A Common Stock, par value $0.0001 per share. The 2025 Pre-Funded Warrants were issued as part of the Company’s public offering of Class A Common Stock and were sold at a price of $9.9999 per warrant, representing the $10.00 per share public offering price less the $0.0001 per share exercise price. Each 2025 Pre-Funded Warrant was exercisable at any time after the date of issuance until exercised in full, subject to certain ownership limitations. During the second half of 2025, 746,373 of the 2025 Pre-Funded Warrants were exercised for 743,362 shares of the Company's Class A common stock.
Public Warrants
As of September 30, 2026 and December 31, 2025, there were 7,140,383 public warrants to purchase Class A Common Stock (the "Public Warrants") outstanding. Holders of the Public Warrants could exercise 25 Public Warrants to purchase one share of the Company's Class A Common Stock at an exercise price of $287.50 per share. The Public Warrants became exercisable on November 15, 2021. The Public Warrants expired on October 15, 2026. The Public Warrants are recorded as a liability and reflected in Warrant liabilities in the consolidated balance sheets.
No proceeds were received from the exercise of the Public Warrants during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, the Company received an immaterial amount of proceeds from the exercise of the Public Warrants. From the change in fair value of the warrant liability, Bakkt recognized a gain of $0.4 million and $1.1 million, respectively during the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, Bakkt recognized a gain of $0.9 million and a loss of $1.9 million, respectively from the change in fair value of the warrant liability.

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
The Class 1 and Class 2 Warrants each have an exercise price of $25.50 and have a five-and-a-half year term. The Class 1 and Class 2 Warrants may each be exercised at any time after the six month anniversary of the relevant closing. The Class 2 Warrants agreement contains an alternative exercise clause that entitles the holder to exchange two warrants for a share of stock if certain conditions are met. The Class 1 and Class 2 Warrants are initially recorded as a liability at fair value and reflected in Warrant liabilities in the consolidated balance sheets.

The Class 1 and Class 2 Warrants issued on April 25, 2024 were valued at $2.6 million using the Black-Scholes-Merton model for Class 1 Warrants and a binomial lattice model for the Class 2 Warrants. Prior to the second quarter of 2024, the Company used a Monte Carlo simulation to measure the fair value of the Class 2 Warrants. During the second quarter of 2024, management adopted a binomial lattice model as the valuation technique as management believes it provides a more accurate and relevant measure of the fair value of the Class 2 Warrants. The Class 1 and Class 2 Warrants issued on March 4, 2024 were valued at $27.7 million using the Black-Scholes-Merton model for Class 1 Warrants and a Monte Carlo simulation for the Class 2 Warrants.
As of September 30, 2026 and December 31, 2025, Class 1 and Class 2 Warrants exercisable for 2,017,850 shares of Class A Common Stock remain outstanding. The Company recognized a gain from the change in fair value of the warrant liability associated with the Class 1 and Class 2 Warrants of $0.4 million and $5.8 million respectively during the three and nine months ended September 30, 2026. The Company recognized a loss of $35.3 million and $14.8 million, respectively from the change in fair value of the warrant liability associated with the Class 1 and Class 2 Warrants for the three and nine months ended September 30, 2025.
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
At-the-Market Offering
On January 16, 2026, the Company entered into a Sales Agreement (the “Sales Agreement”) with each of The Benchmark Company, LLC, Virtu Americas LLC, Clear Street LLC, Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC, Macquarie Capital (USA) Inc., Rosenblatt Securities Inc. and Roth Capital Partners, LLC (each, a “Sales Agent” and together, the “Sales Agents”), pursuant to which the Company may sell, from time to time, up to an aggregate sales price of $300,000,000 of its Class A Common Stock, through the Sales Agents. Sales of Class A Common Stock made pursuant to the Sales Agreement may be made by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including sales made in ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of the sale, at prices related to prevailing market prices or at negotiated prices and block trades. As of September 30, 2026, 1,990,434 shares have been sold for gross proceeds of $21.5 million and net proceeds of $20.8 million.
Up-C Collapse
On November 3, 2025, the Company completed the reorganization described herein (referred to collectively as the "Reorganization"). As part of the Reorganization, Bakkt formed a new holding company (“NewCo”) that replaced the Company as a listed parent company. In connection with the Reorganization, (i) holders of shares of Class A Common Stock, par value $0.0001 per share, of the Company (“Bakkt Class A Common Stock”) ceased to hold such shares and received an equivalent number of shares of Class A Common Stock, par value $0.0001 per share, of NewCo (“NewCo Class A Common Stock”) that have the same voting and economic rights as Bakkt Class A Common Stock, (ii) holders of shares of Class V common stock, par value $0.0001 per share, of the Company (“Bakkt Class V Common Stock”) ceased to hold such shares and received an equivalent number of shares of Class V common stock, par value $0.0001 per share, of NewCo (“NewCo Class V Common Stock”) that have the same voting and economic rights as the Bakkt Class V Common Stock, (iii) holders of common units in Opco, each coupled with one share of Bakkt Class V Common Stock (together, the “Paired Interests”), ceased to hold such Paired Interests and received an equivalent number of shares of NewCo Class A Common Stock, resulting in the elimination of shares of NewCo Class V Common Stock and NewCo having only one class of outstanding common stock, (iv) holders of membership units of the Management Vehicle (defined in Note 14, Share-Based and Unit-Based Compensation) ceased to hold membership units of the Management Vehicle and received in exchange corresponding Opco Incentive Unit granted under the Opco Plan (described in Note 14, Share-Based and Unit-Based Compensation), as amended, held by the Management Vehicle, together with the share of NewCo Class V Common Stock paired therewith, and (v) holders of Opco Incentive Units, together with the share of NewCo Class V Common Stock paired therewith, ceased to hold such Opco Incentive Units and the shares of NewCo Class V Common Stock paired therewith, and received in exchange a corresponding number of validly issued, fully paid and nonassessable share of NewCo Class A Common Stock. Subsequent to the Reorganization, Bakkt has only one class of common stock. As part of the Reorganization, the assets and liabilities of Bakkt were contributed to Newco. The Reorganization was accounted for as a common control transaction. Refer to Note 10, Tax Receivable Agreement, for further details regarding the amendment of the TRA resulting from the Reorganization.

2025 Equity Offering
On July 28, 2025, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Clear Street LLC and Cohen & Co. Capital Markets, a division of Cohen & Company Securities, LLC (collectively, the “Underwriters”), pursuant to which the Company agreed to sell and issue to the Underwriters an aggregate of 6,753,627 shares (the “Shares”) of the Company’s Class A Common Stock, and, for certain purchasers, 746,373 2025 Pre-Funded Warrants (the “Offering”). The price to the public in the Offering was $10.00 per Share and $9.9999 per warrant, which was the price per share at which the Shares were being sold to the public in the Offering, minus the $0.0001 exercise price per warrant for the 2025 Pre-Funded Warrants. See Note 12, Warrants, for further details regarding the 2025 Pre-Funded Warrants.
The Offering closed on July 30, 2025. The proceeds to the Company from the Offering were $70.4 million, net of fees to the underwriters and other offering expenses payable by the Company.
Preferred Stock
Bakkt is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. The holders of a series of preferred stock shall be entitled only to such voting rights as shall expressly be granted thereto by the Certificate of Incorporation (including any certificate of designation relating to such series of preferred stock). As of September 30, 2026, no shares of preferred stock are outstanding.
Common Stock
Class A Common Stock
The Company is authorized to issue 560,000,000 shares with a par value of $0.0001 per share. Each holder of record of Class A Common Stock is entitled to one vote for each share of Class A Common Stock held on all matters on which stockholders generally or holders of Class A Common Stock as a separate class are entitled to vote, including the election or removal of directors (whether voting separately as a class or together with one or more classes of the Company's capital stock). As of September 30, 2026 and December 31, 2025, there were 45,109,234 and 25,523,039 shares of Class A Common Stock issued and outstanding, respectively.

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

Dividends
Subject to preferences that may be applicable to any outstanding preferred stock, the holders of shares of Class A Common Stock are entitled to receive ratably such dividends, if any, as may be declared from time to time by the Company's board of directors (the "Board") out of funds legally available therefor. As of September 30, 2026, no dividends have been declared.
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
Class V Common Stock
Prior to the Reorganization, Bakkt was authorized to issue 10,000,000 shares of Class V common stock with par value $0.0001 per share (“Class V Common Stock”). The Class V Common Stock had no economic value but entitled the holder to one vote per share. The outstanding Class V Common Stock were exchanged for Class A Common Stock in the Reorganization, and as such, as of September 30, 2026 and December 31, 2025, there were 0 shares of Class V Common Stock issued and outstanding, respectively.
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
Inducement Awards
In connection with Mr. Naheta’s initial appointment as Co-Chief Executive Officer, Mr. Naheta received (i) 1,607,717 PSUs and (2) 11,426 RSUs (together, the “Inducement Grant”). The RSUs vested on March 19, 2026. The PSUs vest over a three-year performance period based on attainment of stock price appreciation metrics that are measured based on a rolling 90-day volume weighted average price. The Inducement Grant is subject to the terms of the 2021 Incentive Plan as if granted thereunder. As of September 30, 2026, 803,861 PSUs have vested and 803,856 remain outstanding.
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
The Options are structured as a commitment by the grantee to exercise a predetermined number of Options every quarter for eight quarters (such committed number of Options, the “Mandatory Exercise Options”) at an exercise price per share of $10.00, which reflected the fair market value of a share of Class A Common Stock on the date of the grant. For each quarter in which the grantee exercises the Mandatory Exercise Options, the grantee will be entitled to exercise an additional number of Options (the “Optional Exercise Options”), which Optional Exercise Options will become exercisable for a period of one year. If a grantee does not exercise the Mandatory Exercise Options in any quarterly tranche during the applicable mandatory exercise period, then the grantee's remaining Options (in respect of the current quarterly tranche and any subsequent quarterly tranche) will be forfeited automatically. The Company’s stock option plan (the "Option Plan") permits early exercise of options, allowing the grantee to purchase shares prior to the vesting date, subject to the commencement of the first mandatory exercise period. Shares acquired through early exercise of unvested options are subject to transfer restrictions and may not be sold or otherwise disposed of until the applicable vesting conditions are satisfied. In order to further facilitate management’s continued participation and investment in Company growth, in the event that any Options are forfeited by a grantee in accordance with the forfeiture terms set forth above, the Options will be available for reallocation and future grant by the Compensation Committee to service providers of the Company, as identified by the Compensation Committee, and which subsequent grants will be in the form of stock options made on the same terms as the Options and will have an exercise price equal to or greater than fair market value as of such applicable date of grant. As of September 30, 2026, 90,005 options have been exercised for proceeds of $0.9 million.
Employment Awards

On the Gyzer Closing Date, the Company granted equity awards to Daniel Charles Ishag in connection with the Company's acquisition of Gyzer and Mr. Ishag's concurrent appointment as the Company's Chief Commercial Officer. The equity awards consist of 94,595 shares of Bakkt Class A Common Stock (the "Gyzer Consideration Shares"), warrants exercisable for 50,000 shares of the Company's Class A Common Stock (the "Consideration Warrants), and a warrant exercisable for 200,000 shares of Bakkt's Class A Common Stock (the "Employment Agreement Warrant").
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
Determination of Fair Value of the Employment Awards

The Gyzer Consideration Shares and Consideration Warrants were valued using Monte Carlo simulation with 100,000 trials to model whether the $25.00 price hurdle or $250 million trading volume threshold would be achieved. The Employment Agreement Warrant was valued using the Black-Scholes option pricing model. For the 30,000 time-based shares, no probability adjustment was applied. For the 170,000 performance-based shares, the model incorporated management's estimated probability of achievement for each trading volume threshold.

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
Share-Based Compensation Expense
During the three and nine months ended September 30, 2026, the Company granted 914,584 and 1,178,361 RSUs respectively to employees and directors under the 2021 Incentive Plan. During the three and nine months ended September 30, 2026 the Company granted 70,000 PSUs to employees and directors under the 2021 Incentive Plan.

During the three and nine months ended September 30, 2025, Bakkt granted 44,220 and 932,101 RSUs respectively to employees and directors under the 2021 Incentive plan. During the three and nine months ended September 30, 2025, Bakkt granted 0 and 1,793,873 PSUs respectively to employees and directors under the 2021 Incentive plan.
Bakkt recorded $0.9 million and $2.9 million of share-based compensation expense related to RSUs during the three and nine months ended September 30, 2026, respectively. Bakkt recorded $4.5 million and $10.0 million of share-based compensation expense related to RSUs during the three and nine months ended September 30, 2025, respectively. The Company recorded $0.1 million and $2.9 million in share-based compensation expense related to PSUs during the three and nine months ended September 30, 2026, respectively. The Company recorded $3.3 million and $6.5 million of share-based compensation expense related to PSUs during the three and nine months ended September 30, 2025. During the three and nine months ended September 30, 2026, Bakkt recorded $0.1 million of share-based compensation expense related to Employment Awards. There was no share-based compensation expense related to Employment awards during the three and nine months ended September 30, 2025. Share-based compensation expense for RSUs, PSUs and Employment Awards is included in Compensation and benefits in the consolidated statements of operations, except where classified as Restructuring expenses for certain accelerated vestings as described below. Due to the Option Plan’s early exercise feature, the Company recognized the full grant-date fair value of the stock options during the year ended December 31, 2025.
Unrecognized compensation expense as of September 30, 2026 and December 31, 2025 was $10.3 million and $6.5 million, respectively, for the RSUs, PSUs and employment awards. The unrecognized compensation expense as of September 30, 2026 and December 31, 2025 will be recognized over a weighted-average period of 1.49 years and 0.80 years, respectively.

RSU and PSU Activity
The following tables summarize RSU and PSU activity for the nine months ended September 30, 2026 and September 30, 2025 (in thousands, except per unit data):

RSUs and PSUs	Number of RSUs and PSUs	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	1,421	1.36	$18.17
Granted	2,726		$9.91	$26,800
Forfeited	(401)
Vested	(996)
Outstanding as of September 30, 2025	2,750	0.94	$10.83

Outstanding as of December 31, 2025	1,536	0.80	$10.41
Granted	1,248		$8.32	$10,467
Forfeited	(84)
Vested	(560)
Outstanding as of September 30, 2026	2,140	1.50	$9.31
During the three and nine months ended September 30, 2025, Bakkt recorded $3.2 million and $5.1 million, respectively of share-based compensation expense related to the accelerated vesting of awards for certain employees, primarily related to the sale of Bakkt Trust and the termination of former executives.
Total fair value of vested RSU and PSU awards was $0.4 million and $5.2 million respectively for the three and nine months ended September 30, 2026. Total fair value of vested RSU and PSU awards was $4.0 million and $10.9 million, respectively, for the three and nine months ended September 30, 2025.
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

	Granted in 2026	Granted in 2025
Initial stock price	$7.81	$8.71 - $12.79
Expected term (years)	3 years	2 - 3 years
Risk free rate	5.00%	3.79% - 3.98%
Volatility	105%	125%
Dividend yield	0%	0%
PSUs provide an opportunity for the recipient to receive a number of shares of the Company's Class A Common Stock based on various performance metrics. Upon vesting, each PSU equals one share of Class A Common Stock. The Company accrues compensation expense for the PSUs based on management's assessment of the probable outcome of the performance conditions. PSUs awarded in 2026 and 2025 are subject to market-based vesting conditions tied to the Company’s stock performance. Specifically, PSUs vest based on the achievement of a target stock price, determined using the volume-weighted average price ("VWAP") of the Common Stock over a specified period. Vesting occurs only if the Company's average stock price meets or exceeds predetermined VWAP thresholds during the measurement period and in many instances the recipients must provide at least one year of service. The metrics for PSUs granted during 2024 related to the Company's performance during fiscal year 2024, as measured against objective performance goals approved by the Board. The actual number of units earned range from 0% to 150% or 200% of the target number of units depending on the metric and achievement of the 2024 performance goals. PSUs granted in 2024 vest in two equal annual installments from 2025 to 2026. The metrics for PSUs granted during 2023 related to Bakkt's performance during fiscal year 2023, as measured against objective performance goals approved by the Board. The actual number of units earned range from 0% to 150% of the target number of units depending upon achievement of the 2023 performance goals. PSUs granted in 2023 vest in three equal annual installments from 2024 to 2026.
Option Plan Activity
The following table summarizes activity under the Option Plan for the nine months ended September 30, 2026. There was no activity related to the Option Plan for the nine months ended September 30, 2025.

Options	Options (000's)	Weighted Average Exercise Price (Per Share)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($ 000's)
Outstanding and Exercisable at December 31, 2025	1,955	$10.00	1.75	$78
Granted	—	—	—	$—
Forfeitures	(13)	—	—	$—
Exercised	(45)	10.00	—	$—
Outstanding and Exercisable at September 30, 2026	1,897	$10.00	1.00	$—
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
Opco Plan
Preferred incentive units and common incentive units (collectively, “incentive units”) represented an ownership interest in Opco and were entitled to receive distributions from Opco, subject to certain vesting conditions. Opco classified incentive units as equity awards on its consolidated balance sheets. Participation units, issued directly by Opco to Opco Plan participants, did not represent an ownership interest in Opco but rather provided Opco Plan participants the contractual right to participate in the value of Opco, if any, through either a cash payment or issuance of Common Stock upon the occurrence of certain events following vesting of the participation units. Refer to Note 13, Stockholders' Equity to the consolidated financial statements included in the Form 10-K, where the modifications to the Opco Plan are described in detail.

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
Incentive Unit Activity
There are no incentive units outstanding subsequent to December 31, 2025, therefore there was no incentive unit activity for the nine months ended September 30, 2026. The following table summarizes common incentive unit activity under the Opco Plan for the nine months ended September 30, 2025 (in thousands, except per unit data):

	Number of Common Incentive Units	Weighted Average Remaining Contractual Term (years)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	287	0	$166.75	$47,867
Granted	—
Forfeited	—
Exchanged	(4)
Outstanding as of September 30, 2025	283	0	$166.75	$47,246
The Company did not make any cash payments to settle vested participation units during the nine months ended September 30, 2025.
15.Net income (loss) per share
Basic income (loss) per share is based on the weighted average number of shares of Class A Common Stock issued and outstanding. Bakkt includes pre-funded warrants in the computation of the weighted-average number of common shares outstanding for basic income (loss) per share as the exercise price is negligible and the warrants are exercisable at any time. Diluted income (loss) per share is based on the weighted average number shares of Class A Common Stock issued and outstanding and the effect of all dilutive common stock equivalents and potentially dilutive share-based awards outstanding. The potentially dilutive securities that would be anti-dilutive are not included in the calculation of diluted income (loss) per share attributable to the Company.

The following is a reconciliation of the denominators of the basic and diluted per share computations for net income (loss) (in thousands, except share and per share data):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net income (loss) per share:
Numerator – basic and diluted:
Net income (loss) from continuing operations	$14,251	$(21,554)	$83,443	$(29,058)
Less: Net loss from continuing operations attributable to noncontrolling interest	—	(7,668)	—	(11,858)
Net income (loss) from continuing operations attributable to Bakkt, Inc.	14,251	(13,886)	83,443	(17,200)
Net loss from discontinued operations attributable to Bakkt, Inc.	—	(1,032)	—	(4,742)
Net income (loss) attributable to Bakkt, Inc. - basic and diluted	$14,251	$(14,918)	$83,443	$(21,942)

Denominator – basic and diluted:
Weighted average shares outstanding – basic	45,083,567	13,015,011	38,276,261	8,783,195
Assumed vesting of Restricted stock units	450,194	—	585,803	—
Assumed cashless exercise of Class II warrants	432,325	—	432,325	—
Weighted average shares outstanding –diluted	45,966,086	13,015,011	39,294,389	8,783,195

Net income (loss) per share from continuing operations attributable to Bakkt, Inc.	$0.32	$(1.07)	$2.18	$(1.96)
Net loss per share from discontinued operations attributable to Bakkt, Inc.	—	(0.08)	—	(0.54)
Net income (loss) per basic share attributable to Bakkt, Inc.	$0.32	$(1.15)	$2.18	$(2.50)
Net income (loss) per diluted share attributable to Bakkt, Inc.	$0.31	$(1.15)	$2.12	$(2.50)
Potential common shares issuable to employees or directors upon exercise or conversion of shares under the Company's share-based and unit-based compensation plans and upon exercise of warrants are excluded from the computation of diluted income (loss) per common share when the effect would be anti-dilutive.
The following table summarizes the total potential common shares excluded from diluted earnings per common share as their effect would be anti-dilutive (in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Restricted Stock Units (treasury stock)	—	963	—	963
Public warrants (treasury stock)	286	286	286	286
Class I warrants (treasury stock)	1,153	1,153	1,153	1,153
Class II warrants (treasury stock)	—	865	—	865
Opco common units (if-converted)	—	7,175	—	7,175
Market Condition PSUs (treasury stock)	874	1,787	874	1,787
Stock Options (treasury stock)	1,898	—	1,898	—
DTR Consideration shares (treasury stock)	726	—	726	—
Gyzer Consideration shares (treasury stock)	345	—	345	—
Total	5,282	12,229	5,282	12,229

16.Capital Requirements
BFS holds a BitLicense from the New York Department of Financial Services ("NYDFS"), which subjects it to NYDFS’s oversight with respect to business activities conducted in New York State and with New York residents, and is required to maintain a capital balance equal to the greater of a predefined minimum amount or the sum of the required percentages established for transmitted assets, cold wallet and hot wallet custody assets, and predefined wind-down costs, or expected costs associated with the orderly wind-down of the business. BFS also has money transmitter licenses wherever its business model requires (46 states plus Washington D.C. and Puerto Rico) which require it to maintain a minimum tangible net worth. Several states have adopted the Model Money Transmission Modernization Act (“MMTMA”), which defined tangible net worth as the aggregate assets of a licensee excluding all intangible assets, less liabilities, and established a calculation for minimum tangible net worth as a percentage of total assets. For states that have not adopted the MMTMA, BFS is required to maintain tangible net worth of a minimum amount, plus the amount of customer funds held in transit.
As of September 30, 2026 and December 31, 2025, BFS was in compliance with its respective regulatory capital requirements. The minimum capital requirements to which BFS is subject may restrict its ability to transfer cash. The Company may be required to transfer cash to BFS such that it can continue to meet minimum capital requirements.
17.Commitments and Contingencies

401(k) Plan
Bakkt sponsors a 401(k) defined contribution plan covering all eligible U.S. employees. Both Company and employee contributions to the 401(k) plan are discretionary. For the three and nine months ended September 30, 2026, the Company recognized approximately $0.1 million and $0.3 million respectively of matching contributions to the 401(k), which is included in Compensation and benefits in the consolidated statements of operations. For the three and nine months ended September 30, 2025 the Company recognized approximately $0.1 million and $0.4 million, respectively of matching contributions to the 401(k), which is included in Compensation and benefits in the consolidated statements of operations.
Litigation
On July 14, 2025, July 16, 2025, and July 18, 2025, the Board received demand letters from three shareholders (collectively, the “Demands”). These Demands were premised on the same alleged misconduct as the Class Action (defined subsequently in this Note) litigation described below, and sought (i) an internal investigation, (ii) a civil action, if applicable, and (iii) various Board actions in connection with the alleged misconduct. The defendants had asked these shareholders to pause the Board’s consideration of these Demands until resolution of Defendants’ motion to dismiss the Class Action; two of the three shareholders agreed. One shareholder has since indicated they will not pursue litigation or seek further materials.
On December 15, 2025, the Company filed a complaint in the Superior Court of the State of Delaware (the "Court"), against Project Labrador Holdco, LLC (“Roman”) in connection with the closing of Roman’s acquisition of the Company’s Loyalty Business. On February 6, 2026, the Company amended its complaint, following additional amounts becoming due, seeking the repayment of these amounts to the Company. The Company is seeking approximately $10.0 million and attorneys’ fees in connection with breaches of the Loyalty Business purchase agreement. On February 27, 2026, Roman filed counterclaims, and has alleged that it is entitled to indemnification and compensatory damages totaling $19 million. The Company filed a motion for judgment on the pleadings on April 10, 2026, which the Court granted on June 12, 2026. Thereafter, on June 19, 2026, Roman filed a motion for re-argument, which the Company responded to in opposition on June 26, 2026. On July 7, 2026, the Court denied Roman's motion for re-argument. On August 6, 2026, Roman filed a notice of appeal in the Supreme Court of the State of Delaware, seeking to overturn the Court's decision granting the Company's motion for judgment on the pleadings and the Court's denial of Roman's motion for re-argument. That same day, Bakkt filed a motion to recover its attorneys’ fees from Roman pursuant to a prevailing-party fee-shifting provision in the transaction documents related to sale of the Loyalty Business. Roman subsequently withdrew its notice of appeal upon being informed that the Superior Court’s judgment is not final until the fee motion is resolved; Roman may re-file the appeal once the judgment is final. Briefing on the fee motion is underway.
On April 2, 2025, a putative class action (the "Class Action") complaint was filed in the U.S. District Court for the Southern District of New York against the Company and certain current and former officers. The complaint alleged that the Company made false or misleading statements and omissions of purportedly material fact, in violation of federal securities laws, in connection with disclosures relating to the non-renewal of the Company’s agreements with Webull and Bank of America N.A. The complaint sought damages, as well as fees and costs. On September 15, 2025, plaintiff filed an amended complaint. On November 14, 2025, Defendants filed a motion seeking the dismissal of all claims, which was fully briefed on February 12, 2026. On October 13, 2026, the Court granted Defendants’ motion and dismissed the action. That same day, the plaintiff agreed to waive appeal.
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
Digital Assets Held on Platform

The Company is obligated to securely store digital assets that it holds for customers, a substantial portion of which are held in cold storage. As such, the Company may be liable to users of its platform for losses arising from the Company’s failure to secure digital assets from theft or loss. The Company has not incurred any losses related to such an obligation and therefore has not accrued a liability for losses as of September 30, 2026 or December 31, 2025. The Company has no reason to believe it will incur any expense associated with such potential liability because (i) it has no known or historical experience of claims to use as a basis of measurement, (ii) it accounts for and continually verifies the amount of digital assets within its control, and (iii) it has established security around custodial product private keys to minimize the risk of theft or loss.
Purchase Obligations
In December 2021, the Company entered into a four-year cloud computing arrangement which includes minimum contractual payments due to a third-party provider. Several amendments have been made to the agreement, which expires in early January 2027. As of September 30, 2026, the Company's outstanding purchase obligations consisted of the following future minimum commitments (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Purchase obligations	$1,360	$—	$—	$—	$1,360

Transchem Warrant Exercise Commitment

In connection with the allotment of 47,500,000 warrants to subscribe for equity shares of Transchem, Opco paid 25% of the total warrant issue price upon allotment and is contractually obligated to pay the remaining 75%, or ₹56.25 per warrant, only if and when it elects to exercise the warrants (see Note 8, Investment in Transchem Limited Warrants). As of September 30, 2026, the aggregate unfunded exercise commitment, assuming exercise of all outstanding warrants, was approximately ₹2,671,875,000 (approximately $27.8 million, translated at the September 30, 2026 exchange rate).
Because the warrants are exercisable, but not mandatorily so, at Bakkt's sole discretion at any time prior to their expiration 18 months from the Allotment Date (through approximately December 3, 2027), this remaining exercise price represents an executory, unfunded commitment rather than a recognized liability, and is not reflected on the Company's consolidated balance sheet. Bakkt is under no obligation to exercise any portion of the warrants and, should it elect not to exercise, would forfeit its rights thereunder without further payment obligation. The Company will continue to evaluate its intent with respect to exercise in light of Transchem's share price, the terms of the warrants, and the Company's liquidity, and will fund any exercise from cash on hand or other available sources at the time of exercise.

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
Bakkt's effective tax rates of (2.4)% and (0.4)% for the three and nine months ended September 30, 2026, respectively, differ from statutory rates primarily due to the absence of taxable income to realize the Company's net operating losses and other deferred tax assets. Additionally, the Company recorded a deferred tax liability in connection with the Gyzer asset acquisition, which provides a source of future taxable income and resulted in a discrete income tax benefit of approximately $0.3 million from the release of a portion of the Company's valuation allowance. This discrete tax benefit is the primary driver of the effective tax rate for the three months ended September 30, 2026.
The Company's effective tax rates of 0.2% and (0.5)% for the three and nine months ended September 30, 2025, respectively, differ from statutory rates primarily due to the noncontrolling interest that existed until the Reorganization and the absence of taxable income to realize the Company's net operating losses and other deferred tax assets.
Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realizability of the Company's deferred tax assets, in each jurisdiction, is dependent upon the generation of future taxable income sufficient to utilize the deferred tax assets on income tax returns, including the reversal of existing temporary differences, historical and projected operating results and tax planning strategies. As of September 30, 2026 and December 31, 2025, the Company believed that it was not more likely than not that the net deferred tax assets would be realizable and thus maintained a full valuation allowance.
The effects of uncertain tax positions are recognized in the consolidated financial statements if these positions meet a “more-likely-than-not” threshold. For those uncertain tax positions that are recognized in the consolidated financial statements, liabilities are established to reflect the portion of those positions it cannot conclude “more-likely-than-not” to be realized upon ultimate settlement. The Company had no unrecognized tax benefits or related interest and penalties accrued as of September 30, 2026 or December 31, 2025.
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law. Key provisions of the Act include the reinstatement of 100% bonus depreciation, the immediate expensing of domestic research and experimentation expenditures, and modifications to the limitation on business interest deductions. The OBBBA did not have a material impact on the Company's consolidated financial statements and disclosures.
19.Leases
The Company leases real estate for office space under operating leases. There are no restrictions or covenants imposed by any of the leases, and none of the Company's leases contain material residual value guarantees.

In August 2026, the Company, through its wholly-owned subsidiary Distributed Technologies Research Global Ltd (Dubai Branch), entered into a lease agreement for approximately 6,600 square feet of office space in Dubai, United Arab Emirates. The lease has a five-year term commencing October 1, 2026 and expiring September 30, 2031. Annual fixed payments, which include rent and common area maintenance charges, are approximately AED 1.0 million (approximately $0.3 million) in the first year and increase 5% each year thereafter. Payments are made quarterly in advance. Total fixed payments over the lease term are approximately AED 5.6 million (approximately $1.5 million), excluding value-added tax. The lease contains no renewal option and does not renew automatically. The Company may terminate the lease early by giving three months’ notice and paying compensation equal to four months of payments. Because the lease had not commenced as of September 30, 2026, the Company recognized no right-of-use asset or lease liability for this lease as of that date.
In April 2026, the Company entered into a 24-month operating lease for office space in Atlanta, Georgia, expiring in March 2028. At commencement, the Company recorded an initial operating lease liability of $0.1 million and a right-of-use (ROU) asset of $0.1 million. The lease liability was measured using the Company’s incremental borrowing rate of 7.0%. Variable lease costs and refundable security deposits were excluded from the lease liability measurement.
In November 2025, Bakkt executed a Termination of Lease Agreement (the "Lease Termination") for its corporate headquarters office space in Alpharetta, Georgia. The Company recognized income of approximately $7.1 million related to the lease termination, which was recognized in Other income (expense), net in the consolidated statements of operations. Bakkt had a second office lease in Alpharetta, Georgia that expired in April 2026.
In December 2024, the Company signed a Lease Assignment and Assumption Agreement (the “Lease Assignment”) for its New York office lease, whereby a third-party agreed to assume all the Company’s rights, title and interest in and to the lease, including but not limited to the performance by the third-party of all of the Company’s duties and obligations under the lease. The Lease Assignment was contingent upon the landlord’s consent. In January 2025, the Company signed an Assignment and Assumption of Lease with Landlord’s Consent for the New York office lease, which provided the landlord’s consent to the Lease Assignment. The Company is jointly and severally liable with the third-party assignee for the obligations under the New York office lease. For the nine month period ended September 30, 2025, the Company recognized income of approximately $1.8 million related to the Lease Assignment, net of approximately $0.9 million paid to the third-party assignee under the Lease Assignment, all of which was recognized in Other income (expense), net in the consolidated statements of operations. The Company leases office space in New York under a short-term lease.
For the nine months ended September 30, 2026, operating lease expense was approximately $22,000. As of September 30, 2026, the balance of the operating lease liability was $0.1 million, and the balance of the ROU asset was $0.1 million.
As of September 30, 2026 and December 31, 2025, the Company did not have any active finance leases.
As of September 30, 2026, the weighted average remaining lease term for the Company's operating leases was approximately 19 months, and the weighted average discount rate was 7.0%. As of December 31, 2025, the weighted average remaining lease term for the Company's operating leases was approximately 4 months, and the weighted average discount rate was 5.0%. The Company was party to short-term leases during the three and nine months ended September 30, 2026 and September 30, 2025, which resulted in less than $0.1 million of rent expense, for all periods.

20.Fair Value Measurements
Financial assets and liabilities that are measured at fair value on a recurring basis are classified as Level 1, Level 2 and Level 3 as follows (in thousands):

	As of September 30, 2026
	Total	Level 1	Level 2	Level 3
Assets:
Digital assets	$3,529	$—	$3,529	$—
Transchem Warrants	134,755	—	—	134,755
Total Assets	$138,284	$—	$3,529	$134,755

Liabilities:
DTR top-up consideration	4,253	—	—	4,253
Warrant liability - Class 1 and Class 2 warrants	9,809	—	—	9,809
Warrant liability - public warrants	71	71	—	—
Total Liabilities	$14,133	$71	$—	$14,062

	As of December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Digital assets	$1,238	$—	$1,238	$—
Derivative assets	3,352	—	—	3,352
Total Assets	$4,590	$—	$1,238	$3,352

Liabilities:
Warrant liability - Class 1 and Class 2 warrants	$15,589	$—	$—	$15,589
Warrant liability - public warrants	1,143	1,143	—	—
Total Liabilities	$16,732	$1,143	$—	$15,589
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
The fair value of the Company's digital assets was determined using Level 2 inputs which included using the value of the digital asset determined as the mid-point of a bid-ask spread in the market management determined to be the principal market for the related digital assets as of September 30, 2026 and December 31, 2025.
The Transchem Warrants are not traded on an active market and are classified within Level 3 of the fair value hierarchy. Fair value is estimated using a Black-Scholes option-pricing model, with inputs including the quoted closing price of Transchem's underlying shares, the remaining contractual term, the ₹56.25 per remaining warrant exercise price, expected volatility based on Transchem's historical share-price returns over a period commensurate with the Warrants' term, and a risk-free rate derived from Indian government securities of matching maturity. Because the underlying shares are subject to a post-exercise regulatory lock-in and limited trading liquidity, the model incorporates a discount for lack of marketability ("DLOM"), which is also considered a significant unobservable input for purposes of this disclosure.

The following table presents the change in the fair value of the Transchem Warrants (a recurring Level 3 measurement) for the period from allotment through September 30, 2026 (in thousands):

Investment in Transchem Warrants (ASC 321 – Fair Value Option)	Fair Value
Balance as of January 1, 2026	$—
Purchases (Allotment Date cash consideration)	9,410
Unrealized gains included in the statement of operations	125,345
Balance as of September 30, 2026	$134,755
The following table presents quantitative information about the significant unobservable inputs used in the Level 3 fair value measurement as of September 30, 2026:

Unobservable Input	As of September 30, 2026	Valuation Technique	Directional Sensitivity*
Underlying share price (Transchem, BSE-listed)	₹416.50 ($4.33)	Option-pricing (Black-Scholes)	Increase in price → increase in FV
Expected volatility	62%	Historical (18-month look back)	Increase in volatility → increase in FV
Risk-free interest rate	6%	India 1yr/2yr G-Sec average	Increase in rate → increase in FV
Discount for lack of marketability	22%	Calibrated / put-option models	Increase in discount → decrease in FV
Remaining contractual term	1.14 years	Contractual	Increase in term → increase in FV
* Directional sensitivity reflects the isolated impact of an increase in the indicated input, holding all other inputs constant; inputs are not independent, and a change in one unobservable input is not necessarily accompanied by a change in another.

The fair value of the Transchem Warrants is sensitive to changes in the unobservable inputs described above. Significant increases (decreases) in the underlying share price, expected volatility, or remaining contractual term, in isolation, would result in a significantly higher (lower) fair value measurement. A significant increase (decrease) in the DLOM, in isolation, would result in a significantly lower (higher) fair value measurement. Given the regulatory lock-in restrictions applicable to the underlying shares and the limited trading liquidity of Transchem's listed equity, the DLOM applied represents a significant component of, and source of estimation uncertainty in, the fair value measurement.
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
The significant unobservable inputs used for the fair value measurement of the Class 1 Warrants and Class 2 Warrants liabilities as of September 30, 2026 are summarized as follows:

Expected term (years)	2.93
Continuous risk-free rate	4.9%
Expected volatility	127.0%
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
Bakkt's CODM allocates resources and assesses performance based upon financial information at the consolidated level. There were no material tangible assets outside the United States as of September 30, 2026.

The following table represents significant segment expenses provided to the CODM for the three and nine months ended September 30, 2026, and September 30, 2025 (in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025

Total revenues	$149,204	$402,211	$562,946	$2,036,070

Segment expenses:
Personnel[1]	4,722	5,383	13,028	14,703
Non-cash compensation[1]	1,029	7,782	5,727	16,639
Professional fees	3,753	7,364	18,692	16,562
Technology	1,663	1,864	4,687	5,052
Occupancy[2]	105	584	500	1,186
Marketing and promotions[3]	31	123	232	327
Business insurance[4]	841	1,183	2,655	4,009
Depreciation and amortization	1,826	153	2,944	527
Other operating costs[5]	2,122	2,258	6,701	5,563
Crypto costs	146,435	396,815	554,343	2,012,524
Execution, clearing and brokerage fees	1,111	3,965	4,409	15,797
Total operating expenses per Consolidated Statements of Operations	163,638	427,474	613,918	2,092,889
Operating loss from continuing operations	$(14,434)	$(25,263)	(50,972)	(56,819)
Other (income) expense, net[6]	(28,897)	(3,709)	(135,130)	(27,761)
Net income (loss) from continuing operations before equity in net earnings of affiliates	$14,463	$(21,554)	$84,158	$(29,058)

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
6
Other (income) expense, net consists primarily of Interest income, net, Gain from change in fair value of warrant liabilities, Change in the fair value of the Transchem Warrants, Other income (expense), net, and Income tax expense as presented in the consolidated statements of operations.

22.Subsequent Events
On October 1, 2026, the Company’s lease for office space in Dubai, United Arab Emirates, described in Note 19, Leases, commenced. On that date, the Company recognized an operating lease right-of-use asset of approximately $1.3 million and an operating lease liability of approximately $1.2 million. The amounts are based on the present value of the remaining fixed lease payments, discounted at the Company’s incremental borrowing rate of 7.0%.
On October 13, 2026, the plaintiff in the Class Action described in Note 17, Commitments and Contingencies, agreed to waive appeal. Attorneys for the Defendants are working to close out the matter.

On October 15, 2026, the Company's outstanding Public Warrants expired in accordance with their contractual terms. Any Public Warrants remaining unexercised upon expiration ceased to be exercisable and were no longer outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of financial condition and results of operations should be read together with the accompanying consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 (this "Report") and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (our "Form 10-K"), which is incorporated herein by reference.
References in this section to “we,” “us,” “our,” “Bakkt” or the “Company” and like terms refer to Bakkt, Inc. and its subsidiaries for the three and nine months ended September 30, 2026, unless the context otherwise requires. Our consolidated results include the operations of Distributed Technologies Research Global Ltd ("DTR") from May 1, 2026, following completion of the acquisition of DTR on April 30, 2026. References to the acquired business are made only where necessary to describe the transaction, historical periods, or related accounting matters; since the completion of the DTR acquisition, DTR's people, technology, products and transaction activity are part of Bakkt.
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
Overview
General
Bakkt is a regulated financial technology company that builds and operates infrastructure for digital asset trading, programmable finance and cross-border payments. During 2025, we substantially completed a strategic transformation that included divesting non-core businesses, simplifying our corporate and capital structure and focusing our resources on a unified digital financial infrastructure platform. During the first half of 2026, we continued that transformation by completing our acquisition of an agentic payments and stablecoin platform, integrating that technology into our platform and advancing strategic investments in Japan and India. During the third quarter of 2026, we expanded our commercial organization, and our focus has shifted to converting that platform, into client activity, monetization and profitable growth.

Our platform strategy is organized around three complementary business engines - Bakkt Markets, Bakkt Agent and Bakkt Global - supported by a common stablecoin-enabled settlement, compliance and onboarding foundation. Markets provides the regulated infrastructure; Agent packages the infrastructure into modular, embedded and conversational financial products; and Global extends our reach through selected international investments and local partnerships. We intend for the three engines to share technology, compliance processes, market access, distribution and transaction flows, which may reduce implementation complexity for clients, improve operating leverage and create opportunities to cross-sell additional capabilities. Our ability to realize these benefits depends on successful execution, client adoption, regulatory approvals, commercial agreements and market conditions.
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
Our trade execution and liquidity access services include cross border trading (“CBT”) execution for institutional clients. We are building a dedicated global CBT desk to serve non-U.S. institutional clients, with an initial launch targeted for the fourth quarter of 2026, subject to banking, documentation and technology readiness and applicable approvals.
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
Bakkt Agent
Bakkt Agent is our AI-native financial services layer. It takes the regulated capabilities delivered through Bakkt Markets' APIs and puts an intelligent agent in control of them, using AI to interpret intent, orchestrate multi-step financial actions, and execute transactions on a client's or customer's behalf across onboarding, funding, payments and settlement, together with the compliance processes that support them. Clients embed these agentic capabilities in their own products on a white-label basis, through conversational interfaces or direct integration, to deliver financial services driven by intent rather than manual coding or workflows.
We are commercializing four principal product configurations: Embedded Finance modules that place accounts, payments and international transfers within a client's own experience; co-branded credit card programs with built-in issuing and payments; a Neobank-as-a-Service offering through which businesses would be able to use our technology and regulated infrastructure on a white-label basis to offer programmable finance and account-based products to their end customers; and, a planned U.S. stablecoin card-as-a-service program, a consumer credit card program designed to settle purchases in stablecoins, with card processing and credit infrastructure and consumer credit products would be issued by partner banks. Embedded Finance modules are available and partners are integrating them; the co-branded credit card programs, Neobank-as-a-Service and the stablecoin card-as-a-service program are planned and remain in development, in each case subject to product readiness, client launch timing, bank and network requirements and applicable approvals.
Bakkt Global
Bakkt Global is our strategy for extending our technology, brand and infrastructure into selected international markets through strategic investments and local partnerships. We seek opportunities in jurisdictions with established or developing regulatory frameworks, liquid capital markets and demand for digital financial infrastructure. Our current strategic Global investments are in Bitcoin Japan Corporation, a Tokyo Stock Exchange-listed company (TSE: 8105), and Transchem Limited, a BSE-listed company in India (BSE: 500422). These investments are intended to extend our market access and complement our other business engines by extending our technology, infrastructure and commercial capabilities into selected international markets. We expect to leverage our infrastructure in these markets and, over the medium term, we expect these strategic investments to create meaningful opportunities to grow our platform. These opportunities are subject to local regulations, required approvals and commercial execution, and their timing and financial impact are uncertain.In India, Transchem is pursuing broker-led distribution through acquisitions of, and partnerships with, local brokers, and we expect to market Bakkt products to the customers of that platform once they are onboarded. In Japan, our position in Bitcoin Japan Corporation provides supply and market access, which during the third quarter of 2026 extended to Japan’s private AI and robotics ecosystem.
The value and strategic benefit of these investments depend on market prices, foreign currency exchange rates, the performance and governance of the investees, regulatory developments, and the completion of contemplated corporate actions.
Third-Quarter Highlights and Trends
The following developments were significant to our business and results during the nine months and through the date of this report:
•We completed the acquisition of DTR on April 30, 2026 in an all-stock transaction and began consolidating its results as of May 1, 2026. We integrated its payment, stablecoin, onboarding and compliance technology into Bakkt's platform and subsumed the pre-existing commercial agreement into the combined company. The acquisition affects period-to-period comparability because our results for the three and nine months ended September 30, 2026 include three and five months, respectively of the acquired operations, while prior periods do not.
•We continued consolidating onboarding and identity processes across our product modules and enabled additional wire and ACH funding capabilities. These capabilities are designed to support digital asset trading, stablecoin conversion, fiat transfers and cross-border settlement through a common infrastructure layer. We also made the Bakkt Payments Portal available to business clients, through which they can connect bank accounts and wallets, convert between cash and stablecoins and pay beneficiaries from one interface; availability and features depend on client onboarding, jurisdiction and applicable requirements.
•The Transchem Warrants remained unexercised as of September 30, 2026. Their fair value increased to $134.8 million as of September 30, 2026 from $107.9 million as of June 30, 2026, and the remaining subscription amount of ₹56.25 per warrant, or approximately $27.8 million in the aggregate at the September 30, 2026 exchange rate, is payable only upon exercise. The warrants may be exercised in one or more tranches through December 2027, subject to required approvals, product readiness and the availability of capital.

•On May 7, 2026, we acquired Gyzer Inc. ("Gyzer") and brought its embeddable fiat-to-crypto on- and off-ramp user interfaces onto our platform, connecting it to our stablecoin and onboarding infrastructure. This allows clients to offer stablecoin purchases and sales directly within their own applications and adds a new channel for transaction volume across the platform. The acquisition also brought experienced leadership and an operating team across engineering, compliance and sales into Bakkt, including Daniel Ishag, who joined as our Chief Commercial Officer.
•We expanded our commercial organization to commercialize our existing products, broaden distribution partnerships and develop sector-specific solutions for industries with large recurring transaction flows, beginning with energy, metals and agriculture. In September 2026 we appointed a Global Head of Markets, a Senior Vice President, Institutional Partnerships and Growth, and a Vice President, U.S. Sales, and in October 2026 we appointed a Managing Director, Europe, to lead our European expansion, including the pursuit of regulatory authorizations.
•Total Transacting Volume was $147.5 million for the third quarter of 2026 and $557.5 million for the nine months ended September 30, 2026. On November 9, 2026 we announced that, beginning in December 2026, we intend to publish completed-month Total Transacting Volume and Annualized Run-Rate Volume monthly in the Bakkt Engine Report. See "Key Performance Indicators."
•Monthly Active Users, a measure of end users completing qualifying fiat transactions on Bakkt-operated payment rails, were 9,760 for September 2026, the first period for which we report this measure. See "Key Performance Indicators—Monthly Active Users."
Digital Asset Market Developments
During the third quarter of 2026 and through the date of this Report, the regulatory framework for digital assets and stablecoins continued to develop. Federal agencies advanced implementation of the Guiding and Establishing National Innovation for U.S. Stablecoins Act (the "GENIUS Act"), enacted in July 2025 and effective January 18, 2027. The U.S. Department of the Treasury proposed rules governing the issuance, offer and sale of payment stablecoins, including a prohibition, beginning July 18, 2028, on digital asset service providers offering or selling stablecoins not issued by a permitted issuer; the Federal Reserve proposed rules for issuers under its supervision; the Stablecoin Certification Review Committee issued interim procedures for certifying state regulatory regimes; and the Office of the Comptroller of the Currency issued its final rule for issuers under its jurisdiction. Several comment periods remain open, and the final requirements may differ from the proposals.
Market structure legislation did not advance: the U.S. Senate did not invoke cloture on a motion to proceed to the Digital Asset Market Clarity Act (the "CLARITY Act"), which the House of Representatives passed in July 2025, and enactment during the current Congress is uncertain. The SEC proposed Regulation Crypto Assets, which would provide registration exemptions for certain offerings of crypto asset investment contracts, a conditional safe harbor and preemption of state registration requirements, building on the joint SEC and CFTC interpretation earlier in 2026 that classifies crypto assets into five categories, including stablecoins, and the CFTC submitted proposed regulations for crypto asset transactions and markets for regulatory review.
Banks and payment networks continued to adopt stablecoins. A group of 21 banks and financial institutions, including Bank of America, Citi, Goldman Sachs and Wells Fargo, announced plans to establish a company to issue a U.S. dollar stablecoin intended to comply with the GENIUS Act and the European Union's Markets in Crypto-Assets Regulation ("MiCA"), with a market launch targeted for the first half of 2027. The OCC granted final approval for Circle to open a national trust bank, and in October 2026 Visa reported that its stablecoin settlement volume exceeded a $25 billion annualized run rate, approximately ten times the level of a year earlier.

Outside the United States, the MiCA transitional period ended on July 1, 2026, and crypto-asset service providers in the European Union now require MiCA authorization. The United Kingdom published draft regulations and perimeter guidance for a cryptoasset regime, including qualifying stablecoins, that takes effect in October 2027. In Japan, the three largest banking groups plan to jointly issue a yen stablecoin, with live transactions targeted by March 2027. In India, the framework for virtual digital assets remained under parliamentary review, and the Reserve Bank of India continued to express concerns about private stablecoins.
We believe these developments will support broader institutional adoption of stablecoins for payments and settlement and increase demand for regulated infrastructure such as ours. They may also increase competition and compliance costs, and the timing and content of final rules remain uncertain. See "Item 1A. Risk Factors" in our Form 10-K and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2026 and June 30, 2026.

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
Integration of Acquisitions and Operating Efficiency

Following the April 2026 acquisition of DTR, we integrated DTR’s payment, stablecoin, onboarding and compliance technology into our platform. The broader integration of DTR into our business remains ongoing, including with respect to personnel, controls and commercial processes. Our results are affected by the pace and cost of these ongoing integration activities, which may require additional compensation, professional services, technology and compliance expenditures. We continue to evaluate our headcount, vendor relationships, technology architecture and other operating costs to focus resources on initiatives with a clear path to commercial value. Savings may take longer to realize than expected and may be offset by growth investments.
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
Key Performance Indicators

We use operating and statistical measures to evaluate our business, identify trends, formulate plans and make strategic decisions, and we believe these measures provide investors with useful supplemental information about our operating performance and trends across our business lines. These measures are operating and statistical metrics used by management to evaluate performance and are not financial measures prepared in accordance with U.S. GAAP. Our principal KPIs are Total Transacting Volume for Bakkt Markets, Strategic Asset Value for Bakkt Global and, beginning with this Report, Monthly Active Users, which measure transacting end users across our payment rails. Beginning in December 2026, we intend to supplement quarterly Total Transacting Volume with monthly Total Transacting Volume and Annualized Run-Rate Volume, published in a monthly Bakkt Engine Report, as described below. We may refine the definitions and methodologies as the underlying products and investment strategy develop. If we materially change a methodology, we expect to disclose the change, the reasons for the change and, where practicable, its effect on prior-period information.
Total Transacting Volume
Total Transacting Volume ("TTV") is the aggregate notional value of transactions processed through Bakkt's platforms during the period. TTV includes digital asset purchases and sales routed through client platforms; stablecoin on- and off-ramp and conversion transactions processed through our payments infrastructure; institutional and business-to-business payments, including cross-border stablecoin payments; peer-to-peer fiat transfers; consumer and business payments processed through our infrastructure; and other transaction activity routed through our platforms. Each transaction is counted once, at its notional value, regardless of the number of legs required to execute or settle it; financing extended in connection with a transaction is not itself counted as a transaction. The relationship between TTV and revenue differs by transaction type. For digital asset purchases and sales, including stablecoin on- and off-ramp and conversion transactions, where crypto services revenue is presented on a gross basis, the notional value of transactions is generally also recognized as revenue, with substantially offsetting crypto costs and execution, clearing and brokerage fees; where we act as agent, only the fee or spread earned is recognized as revenue. For fiat transfers and other payments activity, TTV reflects the notional value of funds moved through our infrastructure, and the associated fees and spreads, rather than the notional value, are recognized as revenue. Accordingly, TTV is an operating metric of transactional activity; it is not a substitute for revenue determined in accordance with GAAP, and it does not represent profitability, assets held by the Company, or cash flow. We use TTV to monitor the scale, adoption and mix of transaction activity across our platform, and we believe TTV provides investors with useful supplemental information about the volume of activity we facilitate. Because TTV reflects gross notional transaction amounts rather than net revenue and includes transaction types with materially different revenue and margin profiles, period-over-period changes in TTV should not be viewed as indicative of changes in our net revenue or operating results
TTV was $147.5 million for the three months ended September 30, 2026, consisting of $141.7 million of digital asset trading activity and $5.8 million of payments and stablecoin conversion activity, and $557.5 million for the nine months ended September 30, 2026, consisting of $544.9 million of digital asset trading activity and $13.0 million of payments and stablecoin conversion activity. Activity of the acquired business before May 1, 2026 is not included, and prior periods have not been recast.
Digital asset trading activity on Bakkt Markets declined from the second quarter of 2026 and remained below the levels experienced in the corresponding periods of the prior year, resulting in lower gross crypto services revenue, substantially offset by corresponding decreases in crypto costs and execution, clearing and brokerage fees.
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
SAV was approximately $145.2 million as of September 30, 2026, consisting of the $10.4 million carrying value of our equity method investment in Bitcoin Japan Corporation and the $134.8 million fair value of our Transchem Warrant position.
Monthly Active Users
A Monthly Active User ("MAU") is a unique end user who completes at least one qualifying transaction during the calendar month on a Bakkt-operated payment rail. Qualifying transactions are movements of fiat funds through a Bakkt-operated rail: account funding, payments, transfers, card transactions and the fiat leg of a digital asset purchase or sale. A user is counted once per client application per calendar month, regardless of how many qualifying transactions they complete. A user transacting through more than one client application is counted once for each application; our platforms do not share a common end-user identifier, so such users cannot currently be deduplicated across applications. MAUs are therefore a measure of active user-application relationships rather than of unique individuals, and are not adjusted for any overlap between applications. The measure covers our payments platform and the fiat rails of our crypto trading platform; it excludes products that are not instrumented in our reporting systems, and excludes customers of partner applications whose activity does not settle across a Bakkt payment rail. We use MAUs to monitor the reach and adoption of transacting end users across our payment rails, and we believe MAUs provide investors with useful supplemental information about customer activity on our platform. MAUs measure reach and adoption of transacting users; they do not measure revenue or profitability, and revenue associated with an individual user varies by product and client arrangement. MAUs were 9,760 for September 2026. September 2026 is the first period for which the measure is available from our reporting systems; prior periods are not presented. We intend to report MAUs quarterly with our results of operations and to disclose any material change in the definition or methodology.

Monthly Total Transacting Volume and Annualized Run-Rate Volume
Beginning in December 2026, with activity for November 2026, we intend to publish a monthly report, the Bakkt Engine Report, presenting TTV for each completed calendar month, with comparisons to prior months, together with Annualized Run-Rate Volume ("ARV"). ARV is calculated by multiplying TTV for a completed calendar month by twelve. Monthly TTV is measured in U.S. dollars on the same basis as our quarterly TTV. ARV is an arithmetic annualization of one month of transaction activity. It is an operating volume metric; it does not represent revenue, earnings, profitability, assets held by the Company or cash flow, and it is not a forecast of transaction volume for any future period, a target, or contracted or committed volume. ARV does not adjust for the number of days in a month or for seasonality. Client concentration, launch timing, market conditions and unusual transactions, may affect a particular month's TTV and the resulting ARV, which may therefore vary significantly from month to month and may not be representative of transaction activity in any future period. Management uses ARV to monitor the current scale of transaction activity and the contribution of client activations and growing client usage, and we believe monthly TTV and ARV will help investors assess the pace of commercial progress between quarterly reports as our client base and commercial organization expand. Each report will identify the reporting month and discuss material drivers of activity. We intend to report our first completed-month ARV in December 2026, based on November 2026 TTV. The Bakkt Engine Report will present transaction volume only; Strategic Asset Value and Monthly Active Users will continue to be reported quarterly with our results of operations.

Results of Operations
The following table is our consolidated statements of operations for the three and nine months ended September 30, 2026 and September 30, 2025, respectively (in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025

Crypto services revenue	$149,204	$402,211	$562,946	$2,036,070

Operating expenses:
Crypto costs	146,435	396,815	554,343	2,012,524
Execution, clearing and brokerage fees	1,111	3,965	4,409	15,797
Compensation and benefits	5,953	8,084	19,514	26,040
Professional services	3,754	7,364	18,692	16,562
Technology and communication	1,993	2,210	5,481	5,511
Selling, general and administrative	2,560	3,211	7,253	9,978
Depreciation and amortization	1,826	153	2,944	527
Impairment of long-lived assets	—	480	1,246	480
Restructuring expenses	—	5,107	—	5,335
Other operating expenses	6	85	36	135
Total operating expenses	163,638	427,474	613,918	2,092,889
Operating loss from continuing operations	(14,434)	(25,263)	(50,972)	(56,819)
Interest income (expense), net	385	(50)	1,117	518
Change in fair value of warrant liabilities	735	(37,187)	6,851	(13,543)
Change in fair value of Transchem warrants	26,849	—	125,345	—
Other income, net	587	40,921	1,493	40,887
Income (loss) from continuing operations before income taxes and equity in net earnings of affiliates	14,122	(21,579)	83,834	(28,957)
Income tax benefit (expense)	341	25	324	(101)
Net income (loss) before equity in net earnings of affiliates	14,463	(21,554)	84,158	(29,058)
Loss from equity method investment	(212)	—	(715)	—
Net income (loss) from continuing operations	$14,251	$(21,554)	$83,443	$(29,058)
Three Months Ended September 30, 2026 compared to Three Months Ended September 30, 2025
Financial Summary
The three months ended September 30, 2026 included the following notable items relative to the three months ended September 30, 2025:
•Revenue decreased $253.0 million primarily driven by a decrease in crypto trading volume compared to the prior year quarter; and
•Operating expenses decreased $263.8 million primarily driven by lower crypto trading costs in connection with lower crypto trading volume compared to the prior year quarter.
Revenue
Revenues are derived from the provision of digital asset services. We earn revenue when consumers use our services to buy, sell, and store digital assets. Substantially all of our Crypto services revenue is transaction revenue from digital asset buy/sell trades where we earn a spread on both legs of the transaction (reported gross).

Crypto Services Revenue

($ in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	$ Change	% Change
Crypto services revenue	$149,204	$402,211	$(253,007)	(62.9%)
Crypto services revenue decreased by $253.0 million, or 62.9%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily driven by decreased crypto trading volume mainly due to the loss of Public Platform LLC ("Public") as a client in 2025, as well as broader market volume reductions compared to the prior year quarter.
Operating Expenses
Operating expenses consist of crypto costs, execution, clearing and brokerage fees, compensation and benefits, professional services, technology and communication expenses, selling, general and administrative expenses, acquisition-related expenses, depreciation and amortization, impairment of long-lived assets, restructuring charges, and other operating expenses.
Crypto Costs

($ in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	$ Change	% Change
Crypto costs	$146,435	$396,815	$(250,380)	(63.1%)
Crypto costs represent the gross value of crypto sold by our customers on our platform. These costs are measured at the executed price at the time of the trade. Crypto costs decreased by $250.4 million, or 63.1%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. This decrease was primarily driven by decreased crypto trading volume.
Execution, Clearing and Brokerage Fees

($ in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	$ Change	% Change
Execution, clearing and brokerage fees	$1,111	$3,965	$(2,854)	(72.0%)
Execution, clearing and brokerage fees primarily represent payments to clients in exchange for driving order flow to our platform. Execution, clearing and brokerage fees decreased by $2.9 million during the three months ended September 30, 2026 relative to the three months ended September 30, 2025. The decrease reflects decreased crypto transaction volume as described above.
Compensation and Benefits

($ in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	$ Change	% Change
Compensation and benefits	$5,953	$8,084	$(2,131)	(26.4%)
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

Compensation and benefits decreased by $2.1 million, or 26.4%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily due to decreases of $3.6 million in non-cash compensation, and $1.5 million in severance charges, partially offset by a $2.9 million increase in salaries and wages, benefits and payroll tax.
Professional Services

($ in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	$ Change	% Change
Professional services	$3,754	$7,364	$(3,610)	(49.0%)
Professional services expense includes fees for accounting, legal and regulatory fees. Professional services decreased by $3.6 million, or (49.0%), for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily due to a $4.6 million decrease in professional fees and legal fees.
Technology and Communication

($ in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	$ Change	% Change
Technology and communication	$1,993	$2,210	$(217)	(9.8%)
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
Technology and communications expense decreased by $0.2 million, or 9.8%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily due to a decrease of $0.2 million in software as a service (SaaS) costs.
Selling, General and Administrative

($ in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	$ Change	% Change
Selling, general and administrative	$2,560	$3,211	$(651)	(20.3%)
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
Selling, general and administrative costs decreased by $0.7 million, or 20.3%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The decrease was primarily due to a $0.5 million reduction in occupancy cost and a $0.3 million reduction in general insurance.

Depreciation and Amortization

($ in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	$ Change	% Change
Depreciation and amortization	$1,826	$153	$1,673	1093.5%
Depreciation and amortization expense consists of amortization of intangible assets from business acquisitions and internally developed software and depreciation of purchased software and computer and office equipment over their estimated useful lives. Depreciation and amortization increased by $1.7 million, or 1093.5%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The increase was primarily due to amortization of intangible assets we recognized in the acquisitions of DTR and Gyzer.
Gain (loss) from Change in Fair Value of Warrant Liabilities

($ in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	$ Change	% Change
Gain (loss) from change in fair value of warrant liabilities	$735	$(37,187)	$37,922	n/m
We recorded a gain of $0.7 million during the three months ended September 30, 2026 on the revaluation of our warrant liabilities associated with our public warrants and the private Class 1 and Class 2 warrants. We recorded a loss of $(37.2) million during the three months ended September 30, 2025 on the revaluation of our warrant liabilities associated with our public warrants and the Class 1 and Class 2 warrants. These are non-cash losses and/or gains which are driven by fluctuations in the fair value of our public warrants and Class 1 and Class 2 warrants.
Change in fair value of Transchem Warrants

($ in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	$ Change	% Change
Change in fair value of Transchem warrants	$26,849	$—	$26,849	n/m

During the three months ended September 30, 2026, we recognized a $26.8 million gain from the change in the fair value of the Transchem Warrants.

Other income, net

($ in thousands)	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	$ Change	% Change
Other income, net	$587	$40,921	$(40,334)	n/m
Other income, net primarily consists of non-operating gains and losses. During the three months ended September 30, 2026, we had other income of $0.6 million primarily due to the change in fair value of the DTR top-up consideration. During the three months ended September 30, 2025, we had other income of $40.9 million primarily related to $43.4 million net earnings impact related to the fair value of a derivative instrument, partially offset by a $2.6 million loss on the extinguishment of debt.

Nine Months Ended September 30, 2026 compared to Nine Months Ended September 30, 2025
Financial Summary
The nine months ended September 30, 2026 included the following notable items relative to the nine months ended September 30, 2025:
•Revenue decreased $1,473.1 million primarily driven by a significant decrease in Crypto services revenue resulting from a decrease in trading volume primarily as a result of the loss of Webull and Public as clients; and
•Operating expenses decreased $1,479.0 million primarily driven by decreased crypto trading costs in conjunction with decreased crypto service revenue.
Crypto Services Revenue

($ in thousands)	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	$ Change	% Change
Crypto services	$562,946	$2,036,070	$(1,473,124)	(72.4%)
Crypto services revenue decreased by $1,473.1 million, or 72.4%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily driven by decreased crypto trading volume due to the loss of Webull and Public as clients, as well as broader market volume reductions compared to the first three quarters of 2025.
Crypto Costs

($ in thousands)	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	$ Change	% Change
Crypto costs	$554,343	$2,012,524	$(1,458,181)	(72.5%)
Crypto costs decreased by $1,458.2 million, or 72.5%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. This decrease was primarily driven by decreased crypto trading volume.
Execution, Clearing and Brokerage Fees

($ in thousands)	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	$ Change	% Change
Execution, clearing and brokerage fees	$4,409	$15,797	$(11,388)	(72.1%)
Execution, clearing and brokerage fees decreased $11.4 million, or 72.1%, during the nine months ended September 30, 2026 relative to the same period in the prior year. The decrease reflects decreased Crypto trading volume.
Compensation and Benefits

($ in thousands)	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	$ Change	% Change
Compensation and benefits	$19,514	$26,040	$(6,526)	(25.1%)
Compensation and benefits decreased by $6.5 million, or 25.1%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily due to decreases of $7.8 million in non-cash compensation and $1.7 million in severance charges, partially offset by an increase of $2.3 million in Salaries, payroll taxes and employee benefits.

Professional Services

($ in thousands)	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	$ Change	% Change
Professional services	$18,692	$16,562	$2,130	12.9%
Professional services increased by $2.1 million, or 12.9%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily due to a $2.9 million increase in professional fees and a $0.3 million increase in audit and tax fees, partially offset by a $1.1 million reduction in legal fees.
Technology and Communication

($ in thousands)	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	$ Change	% Change
Technology and communication	$5,481	$5,511	$(30)	(0.5%)
Technology and communications expense remained flat for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Technology and communication expenses consist of hardware and software, hosting fees and telecommunications.
Selling, General and Administrative

($ in thousands)	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	$ Change	% Change
Selling, general and administrative	$7,253	$9,978	$(2,725)	(27.3%)
Selling, general and administrative costs decreased by $2.7 million, or 27.3%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The decrease was primarily due to a $1.4 million decrease in occupancy cost and $1.3 million decrease in insurance cost.
Depreciation and Amortization

($ in thousands)	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	$ Change	% Change
Depreciation and amortization	$2,944	$527	$2,417	458.6%
Depreciation and amortization increased by $2.4 million, or 458.6%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. The increase was primarily due to amortization of intangible assets we recognized from the acquisitions of DTR and Gyzer.
Gain (Loss) from Change in Fair Value of Warrant Liabilities

($ in thousands)	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	$ Change	% Change
Gain (loss) from change in fair value of warrant liabilities	$6,851	$(13,543)	$20,394	n/m
We recorded a gain of $6.9 million during the nine months ended September 30, 2026 for the change in fair value of warrant liabilities associated with our public warrants and Class 1 and Class 2 warrants. We recorded a loss of $13.5 million during the nine months ended September 30, 2025 for the change in fair value on the revaluation of our warrant liabilities associated with our public warrants and Class 1 and Class 2 warrants from the Concurrent Offerings. These are non-cash gains and/or losses and are driven by fluctuations in the market price of our public warrants and valuation of our Class 1 and Class 2 warrants.

Change in fair value of Transchem Warrants

($ in thousands)	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	$ Change	% Change
Change in fair value of Transchem Warrants	$125,345	$—	$125,345	n/m
During the nine months ended September 30, 2026, we invested in a subscription allotment for Transchem Warrants that we account for at fair value. During the nine months ended September 30, 2026, we recognized a gain of $125.3 million from the change in the fair value of the Transchem Warrants relative to the day one subscription payment.

Other Income, net

($ in thousands)	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	$ Change	% Change
Other income, net	$1,493	$40,887	$(39,394)	n/m
Other income, net primarily consists of non-operating gains and losses. During the nine months ended September 30, 2026, we recognized income, net, of $1.3 million related to changes in value and settlements of derivative assets, and $0.7 million of gains related to the change in fair value of the DTR top-up consideration, which was partially offset by $0.5 million of sublease commission expense associated with a lease extinguishment. During the nine months ended September 30, 2025, we recognized income, net of 40.9 million, primarily related to $43.4 million net earnings impact related to the fair value of a derivative instrument, a net gain of $1.8 million on the assignment of our New York office lease, $0.6 million of sublease income on our Alpharetta headquarters lease, and $1.0 million gain on foreign currency, offset by a $2.3 million loss on the sale of Bakkt Trust and $2.6 million loss on the extinguishment of debt.
Liquidity and Capital Resources
As of September 30, 2026, we had $36.6 million and $0.7 million of cash and cash equivalents and restricted cash, respectively. Cash and cash equivalents consist of cash deposits at banks and money market funds. Restricted cash is held to satisfy certain minimum capital requirements pursuant to regulatory requirements, or as collateral for insurance contracts.
In February 2026, we raised gross proceeds of approximately $48.1 million in connection with issuance of shares of Common Stock and the 2026 Pre-Funded Warrants in a registered direct offering (the "RDO").
In January 2026, we established an at-the-market sales program (the "ATM Program") by entering into a Sales Agreement (the “Sales Agreement”) with each of The Benchmark Company, LLC, Virtu Americas LLC, Clear Street LLC, Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC, Macquarie Capital (USA) Inc., Rosenblatt Securities Inc. and Roth Capital Partners, LLC (each, a “Sales Agent” and together, the “Sales Agents”). Pursuant to the Sales Agreement, the Company may sell, from time to time, up to an aggregate sales price of $300,000,000 of its Common Stock, through the Sales Agents. Sales of Common Stock made pursuant to the Sales Agreement may be made by any method deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act of 1933, as amended, including sales made in ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of the sale, at prices related to prevailing market prices or at negotiated prices and block trades. On August 31, 2026, The Benchmark Company, LLC assigned to its affiliate, StoneX Financial Inc. (“SFI”), its rights under the Sales Agreement and delegated to its obligations thereunder. The other terms of the Sales Agreement remain unchanged. Accordingly, SFI has succeeded The Benchmark Company, LLC as a Sales Agent under the Sales Agreement. Gross proceeds from sales under the ATM Program in 2026 were $21.5 million.
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
The following table summarizes our cash flows for the periods presented (in thousands):

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net cash used in operating activities	$(44,845)	$(142,586)
Net cash used in investing activities	$(12,867)	$(15,401)
Net cash provided by financing activities	$67,283	$81,354
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
Net cash flows used in operating activities of $44.8 million for the nine months ended September 30, 2026 was primarily driven by net income of $83.4 million, $5.7 million in non-cash compensation, $1.4 million increase in customer funds payable, $2.9 million in depreciation and amortization, $1.2 million in impairment and $1.1 million in professional fees paid in stock, offset by $124.7 million non-cash change in the fair value of the Transchem Warrants and a derivative asset, and $6.9 million non-cash gain resulting from the change in warrant liabilities.
Net cash flows used in operating activities of $142.6 million for the nine months ended September 30, 2025 was primarily related to cash outflows resulting from change in our operating assets and liabilities of $99.3 million and a $43.4 million non-cash gain resulting from the change in fair value of derivative assets. Net cash outflows from changes in operating assets and liabilities for the nine months ended September 30, 2025 were primarily from a $77.5 million decrease in customer funds mainly related to Webull moving a substantial portion of its trading activity off the Company's platform, $7.3 million increase in accounts receivable, a $3.6 million decrease in operating lease liabilities, primarily related to the assignment of the New York office lease, the disposition of $3.5 million in net assets for Bakkt Trust, a $3.4 million decrease in accounts payable and a $2.4 million decrease in transition services agreement related party payables.
Investing Activities
Net cash flows used in investing activities of $12.9 million for the nine months ended September 30, 2026 primarily consisted of $9.4 million of cash consideration for the Transchem Warrants subscription, $3.2 million of cash consideration for the acquisition of DTR, along with $2.3 million of capitalized costs for internally developed software for our technology platform and other capital expenditures, partially offset by $2.7 million of proceeds from the Derivative asset.

Net cash flows used in investing activities of $15.4 million for the nine months ended September 30, 2025 consisted of a $11.5 million equity method investment, $2.7 million for acquisition of intangible assets and the purchase of $5.1 million of available-for-sale securities, partially offset by $4.5 million of proceeds from the sale of Bakkt Trust.
Financing Activities
Net cash flows provided by financing activities of $67.3 million during the nine months ended September 30, 2026 primarily consisted of $67.1 million of net proceeds from the issuance of Common Stock and 2026 Pre-Funded Warrants in the RDO and under our ATM Program and $0.5 million of proceeds for stock option exercises, slightly offset by $0.3 million in tax withholding payments for vested equity awards.
Net cash flows provided by financing activities of $81.4 million during the nine months ended September 30, 2025 primarily consisted of $63.0 million in proceeds from common stock issuance, $22.2 million in proceeds from the Private Placement, and $7.5 million in proceeds from pre-funded warrants, partially offset by $7.5 million paid to redeem the remaining Convertible Debenture, a $0.4 million redemption premium, and $3.4 million in tax withholding payments for vested equity awards.

Contractual Obligations and Commitments
The following is a summary of our significant contractual obligations and commitments as of September 30, 2026 (in thousands):

	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Purchase obligations(1)	$1,360	$—	$—	$—	$1,360
Future minimum operating lease payments	250	617	656	—	1,523
Total contractual obligations	$1,610	$617	$656	$—	$2,883
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
We believe that Adjusted EBITDA provides relevant and useful information, which is used by management in assessing the performance of our business. EBITDA is defined as earnings before interest, income taxes, depreciation, and amortization. Adjusted EBITDA is defined as EBITDA before share-based and unit-based compensation expense, goodwill and intangible assets impairments, restructuring charges, changes in the fair value of our warrant liabilities and Transchem Warrants and certain other non-cash and/or non-recurring items that do not contribute directly to our evaluation of operating results and are not components of our core business operations. Adjusted EBITDA provides management with an understanding of earnings before the impact of investing and financing transactions and income taxes, and the effects of aforementioned items that do not reflect the ordinary earnings of our operations. This measure may be useful to an investor in evaluating our performance. Adjusted EBITDA is not a measure of our financial performance under GAAP and should not be considered as an alternative to net income (loss) or other performance measures derived in accordance with GAAP. Our definition of Adjusted EBITDA may not be comparable to similarly titled measures used by other companies.
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
The following table presents a reconciliation of net income (loss) from continuing operations, the most directly comparable GAAP operating performance measure, to our Adjusted EBITDA for each of the periods indicated (in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net income (loss) from continuing operations	$14,251	$(21,554)	$83,443	$(29,058)
Depreciation and amortization	1,826	153	2,944	527
Interest (income) expense, net	(385)	50	(1,117)	(518)
Income tax expense (benefit)	(341)	(25)	(324)	101
EBITDA	15,351	(21,376)	84,946	(28,948)
Share-based and unit-based compensation expense	1,029	4,731	5,727	13,423
Change in fair value of warrant liability	(735)	37,187	(6,851)	13,543
Change in fair value of Transchem Warrant	(26,849)	—	(125,345)	—
Impairment of long-lived assets	—	480	1,246	480
Transaction-related advisory fees	—	—	3,625	—
Restructuring expenses	—	5,107	—	5,335
Other income, net	(587)	(40,921)	(1,493)	(40,887)
Adjusted EBITDA (loss)	$(11,791)	$(14,792)	$(38,145)	$(37,054)
Adjusted EBITDA loss for the three months ended September 30, 2026 decreased by $3.0 million or 20.3% as compared to the three months ended September 30, 2025 primarily due to a $3.6 million decrease in professional services and a $0.9 million decrease in selling, general administrative, technology and communication, and other operating expenses, slightly offset by a $1.6 million increase in compensation and benefits.
Adjusted EBITDA loss for the nine months ended September 30, 2026 increased by $1.1 million or 2.9% as compared to the nine months ended September 30, 2025 primarily due to a $3.5 million decrease in net revenue, and a $1.2 million increase in compensation and benefits and a $0.7 million loss from the equity method investment in the current period. These increases were offset by $2.7 million decrease in selling, general and administrative and a $1.5 million decrease in professional services.
Critical Accounting Policies and Estimates
Our consolidated financial statements are prepared in accordance with U.S. GAAP, which requires us to make estimates and apply judgments that affect the reported amounts. In our notes to the unaudited consolidated financial statements, we describe the significant accounting policies used in preparing the consolidated financial statements. Our management has discussed the development, selection, and disclosure of our critical accounting policies and estimates with the Audit and Risk Committee of the Board. For further information about our critical accounting policies and estimates, refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K filed with the SEC on March 19, 2026. There have been no material changes to our critical accounting policies and estimates since the filing of our Form 10-K, except for the investment in Transchem Limited Warrants as described in Note 8, Investment in Transchem Limited Warrants, and Note 20, Fair Value Measurements.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We base our estimates and assumptions on various judgments that we believe to be reasonable under the circumstances. The significant estimates and assumptions that affect the financial statements may include, but are not limited to, going concern, income tax valuation allowances, useful lives of intangible assets and property, equipment and software, fair value of financial assets and liabilities, determining provision for credit losses, valuation of acquired tangible and intangible assets, the impairment of investments, intangible assets and goodwill, and fair value of the Transchem warrants, including the discount for lack of marketability. Actual results and outcomes may differ from management's estimates and assumptions and such differences may be material to our consolidated financial statements.
Recently Issued and Adopted Accounting Pronouncements
Recently issued and adopted accounting pronouncements are described in Note 2 in the unaudited consolidated financial statements included in this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to management, including our President and Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Based on the evaluation of our disclosure controls and procedures, our President and Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2026, our disclosure controls and procedures were, in design and operation, effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs. Our management, including our principal executive officer and principal financial officer, believes that our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives and are effective at the reasonable assurance level. However, our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud.

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

On December 15, 2025, the Company filed a complaint in the Superior Court of the State of Delaware (the "Court") against Project Labrador Holdco, LLC (“Roman”) in connection with the closing of Roman’s acquisition of the Company’s Loyalty Business. Subsequently, on February 6, 2026, the Company amended its complaint following additional amounts becoming due. The Company is seeking approximately $10 million and attorneys’ fees in connection with breaches of the Loyalty Business purchase agreement. On February 27, 2026, Roman filed counterclaims alleging its entitlement to indemnification and damages totaling $19 million. The Company filed a motion for judgment on the pleadings on April 10, 2026, which was granted on June 12, 2026. Thereafter, on June 19, 2026, Roman filed a motion for re-argument, which the Company responded to in opposition on June 26, 2026. On July 7, 2026, the Court denied Roman's motion for re-argument. On August 6, 2026, Roman filed a notice of appeal in the Supreme Court of the State of Delaware, seeking to overturn the Court's decision granting the Company's motion for judgment on the pleadings and the Court's denial of Roman's motion for re-argument. That same day, Bakkt filed a motion to recover its attorneys’ fees from Roman pursuant to a prevailing-party fee-shifting provision in the transaction documents related to sale of the Loyalty Business. Roman subsequently withdrew its notice of appeal upon being informed that the Superior Court’s judgment is not final until the fee motion is resolved; Roman may re-file the appeal once the judgment is final. Briefing on the fee motion is underway.
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

Item 1A. Risk Factors.

Our institutional trading and liquidity activities expose us to credit, counterparty and settlement risk, and a counterparty’s failure to perform could materially and adversely affect our liquidity and financial condition.

We commit our own capital to support institutional trading activity, including through our planned cross-border trading desk and overnight lending of cash and/or stablecoins to clients and trading counterparties. Although we generally seek to execute client trades on a matched, riskless-principal basis, these activities may require us to deliver cash or digital assets before we receive the corresponding payment or delivery, extend intraday or overnight credit, and maintain balances with liquidity providers, custodians and banks. As a result, we are exposed to the risk that a client, liquidity provider, borrower or other counterparty fails to perform, whether due to insolvency, fraud, operational failure, market disruption, regulatory action or otherwise. Many participants in the digital asset industry are lightly regulated, located outside the United States, or not subject to capital or financial reporting requirements comparable to traditional financial institutions, and information about their financial condition may be limited or unreliable. The industry has experienced sudden failures of trading firms and lenders. If a counterparty becomes insolvent, our claims may be stayed, subordinated or only partially recovered, particularly given uncertainty about how digital assets are treated in bankruptcy and similar proceedings. A failed trade could also leave us with an unhedged position, exposing us to price movements, including a loss of a stablecoin’s peg.

While we have experience maintaining balances with banks, trading with liquidity providers and filling client orders from our own balance sheet, the scale and cross-border scope of these activities are new to us.

Our counterparty diligence, credit limits, collateral and monitoring practices may not identify or mitigate these risks adequately. Because the capital we commit to these activities represents a meaningful portion of our available cash, a single default or a series of smaller losses could materially reduce our liquidity, require us to raise additional capital that may not be available on acceptable terms or at all, and impair our licensed subsidiaries’ ability to meet regulatory capital and net worth requirements.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
(b) None.
(c) Securities Trading Plans of Directors and Executive Officers
During the quarter ended September 30, 2026, the following directors and officers (as defined in Exchange Act Rule 16a-1(f)) adopted certain trading plans intended to satisfy Rule 10b5-1(c)

Name	Title	Adoption or Termination Date	Plan End Date	Shares Vesting and Subject to Sell-To-Cover	Other Shares Being Sold (Subject to Certain Conditions)
Nick Baes	Chief Operating Officer	8/19/2026	7/31/2027	n/a	18,577
Marc D'Annunzio	General Counsel & Corporate Secretary	Terminated on: 9/14/2026	12/31/2026	n/a	n/a

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Company, as currently in effect	8-K	001-39544	3.1	November 3, 2025

3.2	Certificate of Amendment to the Company’s Certificate of Incorporation, effective as of January 22, 2026	8-K	001-39544	3.2	January 12, 2026

3.3	Amended and Restated By-Laws of the Company, effective as of January 22, 2026	8-K	001-39544	3.3	January 12, 2026

10.1#	Transition Agreement and General Release between Bakkt, Inc. and Karen Alexander, dated August 15, 2026	8-K	001-39544	10.1	August 17, 2026

10.2#	Employment Agreement between Bakkt, Inc. and Matthew White, dated August 11, 2026	8-K	001-39544	10.2	August 17, 2026

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
# Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Bakkt, Inc.

Date: November 9, 2026	By:	/s/ Akshay Naheta
Akshay Naheta
Chief Executive Officer, President and Director (Principal Executive Officer)

Date: November 9, 2026	By:	/s/ Matthew A. White
Matthew A. White
Chief Financial Officer (Principal Financial Officer)

Date: November 9, 2026	By:	/s/ Joseph Henderson
Joseph Henderson
Chief Accounting Officer (Principal Accounting Officer)